Form 10QSB
period 2001-12-31
HOSTING SITE NETWORK INC
filed 2002-03-11
CIK 1157817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2001

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                          Commission file number ______

                            HOSTING SITE NETWORK INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                          13-4122844
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

32 Poplar Place
Feinward, New Jersey                                                 07023
(Address of principal executive offices)                          (Zip Code)

                                 (973) 652-6333
              (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

         As of March 7, 2002, there were 6,023,000 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                            HOSTING SITE NETWORK INC.
                DECEMBER 31, 2001 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                 Page Number

                Special Note Regarding Forward Looking Information .......................3

                         PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements .....................................................4
Item 2.         Management's Discussion and Analysis of Financial Condition and
                     Results of Operations................................................9
Item 3.         Quantitative and Qualitative Disclosures About Market Risk...............13

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings........................................................13
Item 2.         Changes in Securities and Use of Proceeds................................13
Item 3.         Defaults Upon Senior Securities..........................................13
Item 4.         Submission of Matters to a Vote of Security Holders......................13
Item 5.         Other Information........................................................13
Item 6.         Exhibits and Reports on Form 8-K.........................................14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                    Hosting Site Network, Inc. and Subsidiary
                          (A Development Stage Company)

                                Index to Form 10-QSB
                     For The Quarter Ended December 31, 2001


                                                                                                                  Page

Item 1.  Financial Statements

Consolidated Balance Sheets - December 31, 2001 (unaudited) and September 30,2001..................................F-1
Consolidated Statements of Operations - for the three months ended December 31, 2001 and 2000 (unaudited) and for the period from May 31, 2000 (inception) to
          December 31,2001 (unaudited).............................................................................F-2
Consolidated Statements of Cash Flows - for the three months ended December 31, 2001 and 2000 (unaudited) and for the Period from May 31, 2000 (inception) to
          December 31, 2001(unaudited).............................................................................F-3

Notes to Consolidated Financial Statements.........................................................................F-4

                    Hosting Site Network, Inc. and Subsidiary
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                        December 31,    September 30,
                                            2001             2001
                                        (Unaudited)

Assets

Current assets:
  Cash                                    $  27,043       $  35,045
                                          ---------       ---------
  Total current assets                       27,043          35,045
                                          ---------       ---------
Other assets:
  Computers and equipment (net of
    accumulated depreciation of
    $1,417 and $0)                           26,919          28,336
                                          ---------       ---------
  Total assets                            $  53,962       $  63,381
                                          =========       =========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                        $  10,646       $   1,298
                                          ---------       ---------
  Total liabilities                          10,646           1,298
                                          ---------       ---------
Shareholders' equity:
  Common stock, 20,000,000 shares
   authorized; 6,023,500 shares
   issued and outstanding; par
   value $.001                                6,023           6,023
  Preferred stock, 1,000,000 shares
   authorized; -0- shares issued
   and outstanding; par value $.001              --              --
  Additional paid in capital                259,509         259,509
  Deferred stock based compensation        (123,344)       (133,434)
  Retained earnings (deficit)               (98,872)        (70,015)
                                          ---------       ---------
  Total shareholders' equity                 43,316          62,083
                                          ---------       ---------
  Total liabilities and
   shareholders' equity                   $  53,962       $  63,381
                                          =========       =========





                 See accompanying Notes to Financial Statements.

                    Hosting Site Network, Inc. and Subsidiary
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                         Period from
                                          Three months   Three months   May 31, 2000
                                              ended          ended         (inception)
                                           December 31,   December 31,  to December 31,
                                              2001           2000           2001


Revenues:
  Net sales                                $     -0-       $     -0-       $     -0-
                                             --------        --------        --------

Expenses:
General and
administrative                                 28,949              48         100,428
                                             --------         -------        --------
Total Expenses:                                28,949              48         100,428

Other Income:
  Interest                                         92               80          1,556
                                             --------        --------        -------

Net income (loss)                           $ (28,857)      $       32      $ (98,872)
                                             ========        =========       ========




Net income (loss) per share:

  Basic                                     $  ( 0.01)      $    0.00
                                             =========       =========

  Diluted                                   $  ( 0.01)      $    0.00
                                             =========       =========

  Weighted average common shares used
   in calculation of net income (loss)
   per share                                3,023,500       5,217,391
                                            =========       =========



















                 See accompanying Notes to Financial Statements.

                    Hosting Site Network, Inc. and Subsidiary
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                           Period from
                                                                                           May 31, 2000
                                                                Three Months Ended        (inception)
                                                                    December 31,          to December 31,
                                                               2001           2000            2001

Cash flows from operating activities:
  Net loss                                                  $(28,857)            $32        $(98,872)
  Adjustments to reconcile net loss
    to cash provided (used) for operating activities:
  Depreciation                                                 1,417              48           1,632
  Stock based compensation                                    10,090              --          18,084
  Common stock issued for services                                --              --          10,000
                                                           ---------       ---------       ---------
                                                             (17,350)             80         (69,156)
  Increase (decrease) in operating accounts payable            9,348              --          10,646
                                                           ---------       ---------       ---------
Cash provided (used) for operating activities                 (8,002)             80         (58,510)
                                                           ---------       ---------       ---------
Cash flows from investing activities:
  Investment in property and equipment                            --              --         (28,336)
                                                           ---------       ---------       ---------
Cash used by investing activities                                 --              --         (28,336)
                                                           ---------       ---------       ---------
Cash flows from financing activities:
  Proceeds of private placement offering net of
    $0, $1,649 and $26,261 direct costs                          (--)         28,351         113,889
                                                           ---------       ---------       ---------
Cash provided (used) for financing activities                    (--)         28,351         113,889
                                                           ---------       ---------       ---------
Increase (decrease) in cash                                   (8,002)         28,431          27,043
Cash, beginning of period                                     35,045              --              --
                                                           ---------       ---------       ---------
Cash, end of period                                          $27,043         $28,431         $27,043
                                                           =========       =========       =========
Supplemental Disclosure of non-cash investing
 and financing activities:

Common stock issued for acquisition                        $      --       $      --          $6,295

Receivable from shareholders in
  connection with subscription
  from common stock                                        $      --            $600            $600

Issuance of common stock for deferred
  Offering costs                                           $      --         $10,000         $10,000
Cancellation of stock purchased back                       $      --       $      --         $(5,652)






                 See accompanying Notes to Financial Statements.

                    Hosting Site Network, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of Hosting Site Network, Inc. (a development stage company) and its wholly owned subsidiary HSN, Inc.. All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2001 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for September 30, 2001 are derived from the audited financial statements that are included in the Company's report on Form SB-2(A) registration Statement filed on January 18, 2002, which should be read in connection with these financial statements.

The accounting policies followed in the presentation of the interim financial results are the same as those followed on an annual basis. Those policies are presented in Note 3, "Significant Accounting Policies in the consolidated financial statements included in the Company's annual report on Form SB-2(A).

The interim financial results as of the three months ended December 31, 2001 are not necessarily indicative of the results that will be obtained for the year ending September 30, 2002.

2.       Supplemental Cash Flow Information

                                              December 31,       December 31,
                                                2001                 2000
                                               ------               -----
Cash paid during the three months for:

         Interest                              $  -                $  -
                                                =====               =====
         Income taxes                          $  -                $  -
                                                =====               =====
Non-cash financing transaction:
         Direct stock placement costs          $  -                $1,649
                                                =====               =====


3.       Subsequent Events

On March 6, 2002 the Board of Directors of Hosting Site Network, Inc. approved a plan, and amended its certificate of incorporation, to increase the Company's authorized capital. The new capitalization plan calls for an increase in authorized common stock from 20,000,000 shares to 100,000,000 shares and for an increase in authorized preferred stock from 1,000,000 shares to 5,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report. Certain statements in this Quarterly Report which are not statements of historical fact are forward-looking statements. See "Special Note Regarding Forward-Looking Information" on Page 3.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Hosting Site Network, Inc. (Hosting) was incorporated May 31, 2000 in the State of Delaware. We have had no revenues and no operations to date. Our wholly-owned operating subsidiary HSN (NJ), Inc. was incorporated on August 20, 2001 in the State of New Jersey. Our planned operations will be conducted through HSN(NJ), Inc.

We plan to provide businesses with Internet services. We are dependent on Earthlink and Verizon for access to the Internet network. We pay Earthlink $199 per month. Earthlink contracts with Verizon. We do not have a direct contract with Verizon. We intend to provide the computer software, network technology, and systems management necessary to offer our customers comprehensive outsourced web site and application hosting services. The principal services which we plan to offer are:

- Web site hosting; and

- E-mail and related services such as conference and bulletin board facilities and mailing list management.

INDUSTRY BACKGROUND

The Internet is a global network of multiple private and public networks that use standardized communication protocols to communicate with each other. The Internet has become an important communication and commercial medium and presents a significant opportunity for associations and businesses to interact in new and different ways with a larger number of members, customers, employees, suppliers and partners. As use of the Internet grows, associations and businesses are increasing the breadth and depth of their Internet product and service offerings. Pioneering Internet-based organizations have developed Internet products and services in areas such as finance, insurance, media, tourism, retail and advertising. Other organizations have begun to use the Internet for an expanding variety of applications, ranging from corporate or association publicity and advertising, to sales, distribution, customer service, employee training and communication with partners. Increasingly, Internet operations are becoming mission-critical for many of these enterprises. To ensure the reliability of their Internet operations, enterprises are requiring that these operations have high performance standards, scalability and expert management 24 hours a day, 7 days a week.

Enterprises generally utilize two types of Internet services: connectivity and valued-added services. We plan to provide companies with value-added services such as Web hosting and communication services that improve the internal and external operations of an enterprise. These value-added services represent one of the fastest growing segments of the Internet services market. The availability of Internet access, the advancements in technologies required to navigate the Internet and the proliferation of content and applications available over the Internet have attracted a growing number of Internet users.

The Web hosting provider market is segmented into large national or multinational providers with large high speed networks and regional or local hosting companies, who typically rely upon the larger networks for Internet connectivity. The larger Web hosting companies, like UUNet are referred to as tier one networks, which exchange Internet traffic cost-free, at multiple public peering points, as well as through private peering arrangements.

As is typical in the case of a new and rapidly evolving industry the Internet is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. Demand for recently introduced products and services is subject to a level of uncertainty. Despite growing interest in the many uses of the Internet some potential users could be deterred from purchasing Internet access services because of a perceived inconsistent quality of service, the need to deal with multiple and frequently incompatible vendors, and perceived inadequate protection of the confidentiality of stored data and information moving across the Internet. In particular, a perceived lack of security of commercial data, such as credit card numbers, could impede commercial exploitation of the Internet. There can be no assurance that encryption or other technologies will satisfactorily address these security concerns. The adoption of the Internet for commerce and communications, particularly by those individuals and enterprises which have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business.

OUR BUSINESS STRATEGY

Our business strategy is to provide affordable web hosting. We enable companies which seek to establish or reassess their presence on the Web by offering them attractive hosting packages at competitive rates. Through the binding of customers to monthly hosting and maintenance contracts, we encourage that the customer updates their web sites frequently, keeps the information current, and adapts the site to the changing need of their customers.

We anticipate that a majority of the clients of our services will initially be in the small to medium sized business market, as well as individual professionals. Therefore, to a large extent, our ability to grow depends upon the level at which we can attract new customers and bind them to our hosting and maintenance agreements. Recently various major Internet portals and communities have begun offering free Web hosting space which, in theory, would be sufficient to a substantial part of our potential Web hosting clients. Such free services however, in most cases involve the involuntary placement of advertisement and limits in hosting space and bandwidth. Even though the tools provided in connection with these free services are sufficient for the most basic self-made design of Web sites, they do not offer the capability to construct an entire professional Web site.

SERVICES

We plan to offer a variety of Internet services including Web hosting, Web consulting and electronic mail services. The following is a description of the services which we intend to provide to our customers.

WEB SITE HOSTING

We plan to offer our customers several options for hosting their Web sites. A customer can share space on a server which also hosts the Web sites of other customers. A Web site provides a company with a tangible identity and interactive presence on the Internet. The site allows a company to post information about itself that is easily accessible to all Internet users.

We also plan to offer customers the convenience of a limited free monthly update to their web site, which is included in the hosting cost. The extent of the free update provided depends on the hosting plan and cannot be carried forward if it was not used in any given month. The free update will encourage customers to keep their web site up-to-date with the most current information and prices.

CONSULTING SERVICES

Our consulting services will provide customized assistance to customers. These services include performance tuning (making sure that Hosting's servers are doing the right job for the client, e.g. no hardware or software glitches), site architecture assessment (network layout, how your servers are laid out in correlation to the Internet connection), migration planning (moving a website from one hosting company to our hosting service), capacity planning and disaster recovery planning. Our consulting services will assist customers with limited resources or who lack Internet and technical expertise. Our consulting engagements will range from a few hours to a few weeks depending on the complexity and volume of the services needed. We believe our consulting services will play an increasingly important role in supporting the implementation and maintenance of complex Web sites and Web-based applications.

OTHER SERVICES

We plan to offer a variety of other services, which enable communication over the Internet. These include virtual hosting of electronic mail. This allows users to maintain their own domains while housing their e-mail on our servers. We also offer the filtering of unsolicited e-mail. Our ListServe Management product enables the broadcast of e-mail to an established user group. It is used to conduct training sessions electronically, thereby eliminating the travel and related costs associated with live sessions. Our Web board product is used to post messages to members of a closed group and allows recipients of messages to respond. We offer our customers various combinations of these services which we call packages. We will charge our customers a monthly fee per user per package, which varies from $5 to $25 depending on the complexity of the package.

Our business is dependent upon the secure operation of our server farms (the two Dell computers) used to host web sites. It is operating out of a basement location, which we believe is fairly secure from human interference and natural disasters.

COMPETITION

The business of providing Web hosting services is highly competitive and there are no substantial barriers to entry. There are thousands of competitors and we are at the bottom in terms of size. We believe that competition will intensify in the future and our ability to successfully compete depends on a number of factors, including:

o the capacity, reliability and security of the network with which we interconnect.
o    the pricing structure of our services;
o    expansion of the variety of services which we offer;
o    our ability to adapt our services to new technological developments;
o    our ability to implement broad and effective distribution channels; and
o    principal market and economic trends.

Current and prospective competitors include:
o   national, regional and local Web hosting companies;
o   Web site hosting providers; and
o Free web hosting services and communities such as Yahoo's Geocities, HyperMart.net, and Xoom.com.

     As web hosting providers we will compete with Interland, UUNet, HostPro, IMC Online and thousands of smaller hosting companies. We are dependent upon EarthLink for access to the Internet. If our contract with EarthLink were to be terminated or if the cost were substantially raised, our ability to maintain competitive prices to our customers could be materially and adversely affected.

     Our competitors may be able to expand their network infrastructures and service offerings more quickly. They may also bundle other services with theieb site hosting or application hosting services, which could allow them to reduce the relative prices of their Web site hosting and/or application hosting services beyond levels that we could compete with,and generally adopt more aggressive pricing policies. For example they may offer both e-mail service and web hosting for a price comparable to what we offer web hosting for. In addition, some competitors have entered and will likely continue to enter into joint ventures or alliances to provide additional services which may be competitive with those we provide. We also believe the Web site hosting and application hosting markets are likely to experience consolidation in the near future, which could result in increased price and other competition that would make it more difficult for us to compete.

     In the area of Web site hosting, and the business of providing packaged Internet services to associations, a number of our competitors have significantly greater revenues than we have, and we believe that we can represent substantially less than 1%of these market sectors. We will strive to differentiate ourselves from our competitors:

o   by offering lower prices made possible by our lower overhead; and
o with our ability to quickly adapt to new developments in our industry resulting from the small size of our organization.

     We do not compete directly with EarthLink (who provides our access to the Internet)nor with Verizon. We believe that we could replace EarthLink fairly easily if our agreement was terminated. However, replacing service with Verizon may be more difficult, and might severely impact our business. We have no provider transition steps in place in the event that either agreement is terminated.

RESULTS OF OPERATION - QUARTER ENDED DECEMBER 31, 2001

As discussed above, we have had no revenue and no operations to date.

The material general and administrative expenses that comprised the total expenses for the quarter ended December 31, 2001 were directors' fees, $10,532, legal fees, $10,946 filing and registration fees of $4,489, printing expenses of $147, miscellaneous expense of $224, depreciation expense of $1,417 and Website expenses of $1,194 for a total of $28,949.

Revenues were nil and therefore the Company had a net loss of $(28,857) for the quarter ending December 31, 2001.

Hosting's plan of operations for the next twelve months does not include hiring any new personnel.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended December 31, 2001, we had net cash used in operating activities of $(8,002) as compared to cash provided of $80 for the three months ended December 31, 2000. We were unable to generate cash flows from operating activities and therefore were unable to offset cash used with cash provided.

         Cash provided by investment activities for the three months ended December 31, 2001 was nil as compared to $28,351 in net cash provided by investing activities for the three months ended December 31, 2000. In the prior year the primary source of cash was the cash received upon the investment by investors in a private placement offering of the Company during that period. As the Company did not do a private offering or otherwise raise capital during the quarter ended December 31, 2001, the cash used by the Company for operating activities was not offset by cash provided for financing or similar activities) so that cash decreased by $(8,002) and compared to an increase in cash of $28,431 for the comparable period in 2000, a decrease of 128.1% for the quarter ended December 31, 2001 versus the comparable period of 2000.

         At the end of the quarter ended December 31, 2001, the Company had cash in the amount of $27,043 as compared to $35,045 at the beginning of the quarter, a decrease of $ 8,002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

 Not applicable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          We do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          On March 7, 2002, with unanimous consent of the Board of Directors of the Company and the majority shareholders, the Company amended its Certificate of Incorporation increasing the total number of shares of stock which the Company would have the authority to issue to 105,000,000 shares of which 100,000,000 shares are designated as common stock, par value $.001 per share, and 5,000,000 are shares of blank check preferred stock, par value $.0001 per share, none of which has been designated.

ITEM 3.   DEFAULTS IN SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          See Item 2 above. The increase in the authorized shares of stock to 105,000,000 of which 100,000,000 shares are designated as common stock and 5,000,000 are shares of blank check preferred stock, was approved by a vote of a majority of the holders of common stock.

ITEM 5.   OTHER INFORMATION

          The Company filed a Registration Statement on Form SB-2 ("SB-2 Registration Statement") for a total of 3,003,000 shares owned by various selling shareholders. The SB-2 Registration Statement became effective on January 25, 2002. The Company will not receive any of the proceeds from sales of shares offered under this prospectus.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

          EXHIBIT
          NUMBER           DESCRIPTION

          3.1              Certificate of Incorporation(1)
        3.1.1              Certificate of Amendment of Certificate of Incorporation(2)
          3.2              By-Laws(1)
          3.3              Amended and Restated Bylaws(1)
          4.1              Specimen Certificate of Common Stock(1)
         10.1              Stock Option Plan(1)
         10.2              Employment Agreement with Mr. Vicari(1)
         10.3              EarthLink Service Agreement(1)

(1) Incorporated by reference to Hosting Site Network Inc.'s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (SEC File No. 333-73004) on November 18, 2001.

(2) Filed herewith.


(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HOSTING SITE NETWORK INC.


Dated: March 11, 2002               By: /s/  Scott Vicari
                                       ---------------------------------
                                             Scott Vicari
                                             President