Form 10QSB
period 2002-03-31
HOSTING SITE NETWORK INC
filed 2002-05-15
CIK 1157817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

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

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

      As of March 31, 2002, there were 6,023,500 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                            HOSTING SITE NETWORK INC.
                 MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                  Page Number
                                                                                  -----------
      C>
         Special Note Regarding Forward Looking Information .................          3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ...............................................          4
Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................          8

                          PART II - OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds...........................         12
Item 4   Submission of Matters to a Vote of Security Holders.................         12
Item 6.  Exhibits and Reports on Form 8-K....................................         12

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                    Hosting Site Network, Inc. and Subsidiary
                          (A Development Stage Company)


                           Consolidated Balance Sheets

                                            March 31,    September 30,
                                              2002           2001
                                            -------        -------
                                          (Unaudited)
                                           ---------
                                Assets

Current assets:
  Cash                                     $    178       $ 35,045
                                            -------        -------
  Total current assets                          178         35,045
                                            -------        -------

Other assets:
  Computers and equipment (net of
    accumulated depreciation of
    $2,834 and $0)                           25,502         28,336
                                            -------        -------

  Total assets                             $ 25,680       $ 63,381
                                            =======        =======


                 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                         $ 10,411       $  1,298
                                            -------        -------
  Total liabilities                          10,411          1,298
                                            -------        -------
Shareholders' equity:
  Common stock, 100,000,000 shares
   authorized; 6,023,500 shares
   issued and outstanding; par
   value $.001                                6,023          6,023
  Preferred stock, 5,000,000 shares
   authorized; -0- shares issued
   and outstanding; par value $.001               -              -
  Additional paid in capital                259,509        259,509
  Deferred stock based compensation        (113,141)      (133,434)
  Retained earnings (deficit)              (137,122)       (70,015)
                                            -------        -------
  Total shareholders' equity                 15,269         62,083
                                            -------        -------
  Total liabilities and
   shareholders' equity                    $ 25,680       $ 63,381
                                            =======        =======






                 See accompanying Notes to Financial Statements.

                    Hosting Site Network, Inc. and Subsidiary
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                         Period from
                                                                                                         May 31, 2000
                                               Three Months Ended               Six Months Ended         (inception)
                                                    March 31,                       March 31,            to March 31,
                                                    ---------                       ---------            ------------
                                              2002            2001             2002          2001           2002
                                              ----            ----             ----          ----           ----
                                                  (Unaudited)                     (Unaudited)            (Unaudited)
                                                  -----------                     -----------            -----------
Revenues:
  Net sales                                $       -0-     $       -0-      $       -0-   $       -0-     $      -0-
                                           ----------      ----------       ----------    ----------      ---------

Expenses:
    General and administrative                 38,281           5,043           67,230         5,091        136,884
                                           ----------      ----------       ----------    ----------      ---------
Total Expenses:                                38,281           5,043           67,230         5,091        136,884

Other Income:
  Interest                                         31             627              123           707          1,587
                                           ----------      ----------       ----------    ----------      ---------

Net income (loss)                          $  (38,250)     $   (4,416)      $  (67,107)   $   (4,384)     $ 135,297
                                            =========       =========        =========     =========      =========


Net income (loss) per share:

  Basic                                    $    (0.01)     $     0.00       $    (0.02)   $    (0.01)
                                            =========       =========        =========     =========
  Diluted                                  $    (0.01)     $     0.00       $    (0.02)   $    (0.01)
                                            =========       =========        =========     =========
  Weighted average common shares used
   in calculation of net income (loss)
   per share                                3,023,500       7,001,000        3,023,500     6,095,549
                                            =========       =========        =========     =========







                 See accompanying Notes to Financial Statements.

                    Hosting Site Network, Inc. and Subsidiary
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                   Period from
                                                                                                  May 31, 2000
                                                                    Six Months Ended               (inception)
                                                                        March 31,                  to March 31,
                                                                 2002              2001                2002
                                                                 ----              ----                ----
Cash flows from operating activities:

  Net loss                                                    $ (67,107)         $  (4,384)         $(137,122)
  Adjustments to reconcile net loss
    to cash provided (used) for operating activities:
  Depreciation                                                    2,833                 48              3,048
  Stock based compensation                                       20,294               --               28,288
  Common stock issued for services                                 --                 --               10,000
                                                              ---------          ---------          ---------
                                                                (43,980)            (4,336)           (95,786)
  Increase (decrease) in operating accounts payable               9,113               --               10,411
                                                              ---------          ---------          ---------
Cash provided (used) for operating activities                   (34,867)            (4,336)           (85,375)
                                                              ---------          ---------          ---------

Cash flows from investing activities:

  Investment in property and equipment                             --                 --              (28,336)
                                                              ---------          ---------          ---------
Cash used by investing activities                                  --                 --              (28,336)
                                                              ---------          ---------          ---------

Cash flows from financing activities:
  Proceeds of private placement offering net of
    $0, $24,095 and $26,261 direct costs                          (--)             107,155            113,889
                                                              ---------          ---------          ---------
Cash provided (used) for financing activities                     (--)             107,155            113,889
                                                              ---------          ---------          ---------

Increase (decrease) in cash                                     (34,867)           102,819                178
Cash, beginning of period                                        35,045               --                 --
                                                              ---------          ---------          ---------
Cash, end of period                                           $     178          $ 102,819          $     178
                                                              =========          =========          =========


Supplemental Disclosure of non-cash investing and financing activities:

Common stock issued for acquisition                           $    --            $    --            $   6,295

Receivable from shareholders in
  connection with subscription
  from common stock                                           $    --            $     600          $     600

Issuance of common stock for deferred
  Offering costs                                              $    --            $  10,000          $  10,000
Cancellation of stock purchased back                          $    --            $    --            $  (5,652)




                 See accompanying Notes to Financial Statements.

                    Hosting Site Network, Inc. and Subsidiary
                          (A Development Stage Company)


                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.    Consolidated Financial Statements
The accompanying consolidated financial statements include the accounts of Hosting Site Network, Inc. (a development stage company) and its wholly owned subsidiary HSN, Inc.. All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for September 30, 2001 are derived from the audited financial statements that are included in the Company's report on Form SB-2(A) registration Statement filed on January 18, 2002, which should be read in connection with these financial statements.

The accounting policies followed in the presentation of the interim financial results are the same as those followed on an annual basis. Those policies are presented in Note 3, "Significant Accounting Policies in the consolidated financial statements included in the Company's annual report on Form SB-2(A).

The interim financial results as of the six months ended March 31, 2002 are not necessarily indicative of the results that will be obtained for the year ending September 30, 2002.

2.    Supplemental Cash Flow Information

                                                               March 31       March 31
                                                                 2002            2001
                                                                 ----            ----
Cash paid during the three months for:
         Interest                                              $  -            $  -
                                                                =====           =====
         Income taxes                                          $  -            $  -
                                                                =====           =====
Non-cash financing transaction:
         Direct stock placement costs                          $  -            $1,649
                                                                =====           =====


3.    Shareholders' Equity
On March 6, 2002 the Board of Directors of Hosting Site Network, Inc. approved a plan, and amended its certificate of incorporation, to increase the Company's authorized capital. The new capitalization plan calls for an increase in authorized common stock from 20,000,000 shares to 100,000,000 shares and for an increase in authorized preferred stock from 1,000,000 shares to 5,000,000 shares.

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

COMPETITION

      The business of providing Web hosting services is highly competitive and there are no substantial barriers to entry. There are thousands of competitors and we are at the bottom in terms of size. We believe that competition will intensify in the future and our ability to successfully compete depends on a number of factors, including the capacity, reliability and security of the network with which we interconnect.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2002

      As discussed above, we have had no revenue and no operations to date.

      The material general and administrative expenses that comprised the total expenses for the six months ended March 31, 2002 were directors' fees of $21,063, legal fees of $21,442.26, accounting fees of $11,819.85, filing and registration fees of $6,221.28, printing expenses of $682.63, contributions of $750, depreciation expense of $2,833.57, state franchise tax of $64.20, Website expenses of $1,791, and miscellaneous expenses of $562.16, for a total of $67,229.95.

      Revenues were zero and therefore the Company had a net loss of $(38,250) for the quarter ended March 31, 2002.

      Hosting's plan of operations for the next twelve months does not include hiring any new personnel.

LIQUIDITY AND CAPITAL RESOURCES

      For the six months ended March 31, 2002, we had net cash used in operating activities of $(34,867) as compared to cash provided of $(4,336) for the six months ended March 31, 2001. We were unable to generate cash flows from operating activities and therefore were unable to offset cash used with cash provided.

      Cash provided by investment activities for the six months ended March 31, 2002 was zero, which was unchanged from the same period ended March 31, 2001. In the prior year the primary source of cash was the cash received upon the investment by investors in a private placement offering of the Company during that period. As the Company did not do a private offering or otherwise raise capital during the quarter ended March 31, 2002, the cash used by the Company for operating activities was not offset by cash provided for financing or similar activities so that cash decreased by $(34,867) compared to an increase in cash of $102,819 for the comparable period in 2001.

      At the end of the six months ended March 31, 2002, the Company had cash in the amount of $178 as compared to $35,045 at the beginning of the quarter, a decrease of $34,867.

PART II  - OTHER INFORMATION

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


----------

1   Incorporated by reference to Hosting Site Network Inc.'s Registration
Statement on Form SB-2 filed with the Securities and Exchange Commission (SEC File No. 333-73004) on November 18, 2001.

2   Incorporated by reference to Hosting Site Network Inc.'s Form 10-QSB for the quarter ended December 31, 2001.

(b)   Report on Form 8-K.

         None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       HOSTING SITE NETWORK INC.


Dated: May 15, 2002                              By:   /s/ Scott Vicari
                                                    ----------------------------
                                                       Scott Vicari
                                                       President
-----------------------