Form 10QSB
period 2002-06-30
HOSTING SITE NETWORK INC
filed 2002-08-14
CIK 1157817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ______________

                         Commission file number 33-73004

                            HOSTING SITE NETWORK INC.
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                                  13-4122844
 ------------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          32 POPLAR PLACE
        FANWOOD, NEW JERSEY                                             07023
----------------------------------------                             -----------
(Address of principal executive offices)                             (Zip Code)

                                 (973) 652-6333
    -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


         As of August 12, 2002, there were 6,023,500 shares of the issuer's common stock, par value $0.001, issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes |  | No |X|

                            HOSTING SITE NETWORK INC.
                  JUNE 30, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

          Special Note Regarding Forward Looking Information ..................3

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements ................................................4
Item 2.   Plan of Operation....................................................9

                 PART II - OTHER INFORMATION

Item 2    Changes in Securities and Use of Proceeds...........................10
Item 6.   Exhibits and Reports on Form 8-K....................................10

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                            PAGE

   Consolidated Balance Sheets as at June 30, 2002 and September 30, 2001......5

   Consolidated Statements of Operations for the three and nine months ended
       June 30, 2002 and 2001and for the period from May 31, 2000
          (inception) to June 30, 2002.........................................6

   Consolidated Statements of Cash Flows for the nine months ended June 30, 2002 and 2001 and for the period from May 31, 2000
          (inception ) to June 30, 2002........................................7

   Notes to Consolidated Financial Statements..................................8

                    Hosting Site Network, Inc. and Subsidiary
                         (A Development Stage Company)

Hosting Site Network, Inc. and Subsidiary
Consolidated Balance Sheets
                                               June 30     September 30
                                                2002          2001
                                                ----          ----
                                             (Unaudited)
Assets
------

Current assets:
  Cash ....................................   $  21,584    $  35,045
                                              ---------    ---------
  Total current assets ....................      21,584       35,045
                                              ---------    ---------

Other assets:
  Computers and equipment (net of
    accumulated depreciation of
    $4,250 and $215 .......................      24,086       28,336
                                              ---------    ---------

        Total assets ......................   $  45,670    $  63,381
                                              =========    =========


Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities    $  18,580    $   1,298
  Note payable ............................      25,000            0
                                              ---------    ---------
    Total liabilities .....................      43,580        1,298
                                              ---------    ---------
Shareholders' equity:
  Common stock, 100,000,000 shares
    authorized; 6,023,500 shares
    issued and outstanding; par value $.001   $   6,023    $   6,023
  Preferred stock, 5,000,000 shares
    authorized; -0- shares issued
    and outstanding; par value $.001 ......           0            0
  Additional paid in capital ..............     259,509      259,509
  Deferred stock based compensation .......    (102,822)    (133,434)
  Retained earnings (deficit) .............    (160,620)     (70,015)
                                              ---------    ---------
      Total shareholders' equity ..........       2,090       62,083
                                              ---------    ---------

        Total liabilities and shareholders'
        equity ............................   $  45,670    $  63,381
                                              =========    =========

                           See accompanying Notes to Financial Statements.

                    Hosting Site Network, Inc. and Subsidiary
                          (A Development Stage Company)

Hosting Site Network, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

                                                                                               Period from
                                                                                               May 31, 2000
                                          Three Months Ended             Nine Months Ended    (inception) to
                                               June 30,                      June 30,            June 30,
                                          2002          2001         2002           2001           2002
                                          ----          ----         ----           ----           ----

Revenues:
  Net sales .......................         $0           $0           $0             $0             $0

Expenses:
  General and administrative ......     23,551       17,598       90,781         22,689        162,260
                                      --------    ---------    ---------    -----------    -----------
    Total Expenses ................     23,551       17,598       90,781         22,689        162,260
                                      --------    ---------    ---------    -----------    -----------

Other Income:
  Interest ........................         53          322          176          1,029          1,640
                                      --------    ---------    ---------    -----------    -----------

Net (loss) ........................   ($23,498)    ($17,276)    ($90,605)      ($21,660)     ($160,620)
                                      ========    =========    =========    ===========    ===========


Net (loss) per share:
  Basic ...........................      ($0.01)     ($0.01)     ($0.03)         ($0.01)
                                      =========   =========   =========     ===========
                                      =========   =========   =========     ===========

  Weighted average common shares
    used in calculation of net loss
    per share .....................   3,023,500   2,623,665   3,023,500       2,087,119
                                      =========   =========   =========     ===========

See accompanying Notes to Financial Statements.

                    Hosting Site Network, Inc. and Subsidiary
                          (A Development Stage Company)

Hosting Site Network, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                        Period from
                                                                                                        May 31, 2000
                                                                               Nine Months Ended        (inception)
                                                                                    June 30,              June 30,
                                                                               2002            2001        2002
                                                                               ----            ----        ----
Cash flows from operating activities:
Net loss .................................................................    ($90,605)    ($21,660)   ($160,620)
Adjustments to reconcile net loss
  to cash provided (used) for operating activities:
Depreciation .............................................................       4,250           61        4,465
Stock based compensation .................................................      30,612        6,577       38,606
Common stock issued for services .........................................           0            0       10,000
                                                                             ---------    ---------    ---------
                                                                               (55,743)     (15,022)    (107,549)
Increase (decrease) in operating accounts payable
  and accrued liabilities ................................................      17,282                    18,580
                                                                             ---------    ---------    ---------
    Cash provided (used) for operating activities ........................     (38,461)     (15,022)     (88,969)
                                                                             ---------    ---------    ---------

Cash flows from investing activities:
Investment in property and equipment .....................................           0            0      (40,402)
                                                                             ---------    ---------    ---------
    Cash used by investing activities ....................................           0            0      (40,402)
                                                                             ---------    ---------    ---------

Cash flows from financing activities:
Proceeds of private placement offering net of
  $0, $26,261 and $26,261 direct costs ...................................           0      125,955      125,955
Proceeds from note payable ...............................................      25,000            0       25,000
                                                                             ---------    ---------    ---------
    Cash provided (used) for financing activities ........................      25,000      125,955      150,955
                                                                             ---------    ---------    ---------

Increase (decrease) in cash ..............................................     (13,461)     110,933       21,584
Cash, beginning of period ................................................      35,045            0            0
                                                                             ---------    ---------    ---------
Cash, end of period ......................................................     $21,584     $110,933      $21,584
                                                                             =========    =========    =========


Supplemental Disclosure of non-cash investing and financing activities:

Common stock issued for acquisition ......................................          $0           $0       $6,295
                                                                             =========    =========    =========
Equipment written off-net ................................................                  $11,851      $11,851
                                                                                          =========    =========
Receivable from shareholders in
  connection with subscription
  from common stock ......................................................          $0         $600         $600
                                                                             =========    =========    =========
Issuance of common stock for services ....................................                               $10,000
                                                                                                       =========
Issuance of common stock for deferred
  offering costs .........................................................          $0      $10,000      $10,000
                                                                             =========    =========    =========
Cancellation of stock purchased back .....................................          $0           $0      ($5,652)
                                                                             =========    =========    =========
Direct placement costs ...................................................                   $1,649       $1,649

                           See accompanying Notes to Financial Statements

                    Hosting Site Network, Inc. and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

The accompanying consolidated financial statements include the accounts of Hosting Site Network, Inc. (a development stage company) and its wholly owned subsidiary HSN (NJ), Inc.. All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2002 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for September 30, 2001 are derived from the audited financial statements that are included in the Company's Form SB-2(A) Registration Statement filed on January 18, 2002, which should be read in connection with these financial statements.

The accounting policies followed in the presentation of the interim financial results are the same as those followed on an annual basis. Those policies are presented in Note 3, "Significant Accounting Policies to the consolidated financial statements included in the Company's annual report in the above-mentioned Form SB-2(A) Registration Statement.

The interim financial results as of the nine months ended June 30, 2002 are not necessarily indicative of the results that will be obtained for the year ending September 30, 2002.


2.       SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

                                                   June 30         June 30
                                                   2002             2001
                                                   ----             ----
Cash paid during the three months for:
  Interest ...........................             $--              $--
                                                   ====             ====
  Income taxes .......................             $--              $--
                                                   ====             ====





3.       NOTE PAYABLE
---------------------

On April 11, 2002 the Company borrowed $25,000 from a finance company with interest at 10% which is unsecured and is due one year from its date of origination.


4.       SHAREHOLDERS' EQUITY
-----------------------------

On March 6, 2002 the Board of Directors of Hosting Site Network, Inc. approved a plan, and amended its certificate of incorporation, to increase the Company's authorized capital. The new capitalization plan calls for an increase in authorized common stock from 20,000,000 shares to 100,000,000 shares and for an increase in authorized preferred stock from 1,000,000 shares to 5,000,000 shares.


5.       EARNINGS PER SHARE
---------------------------

The weighted average number of common shares used in calculation of net loss per share for the 2001 amounts have been restated to reflect the purchase and retirement of 4,600,000 shares from the original shareholder in April 2001.

ITEM 2. PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report. Certain statements in this Quarterly Report which are not statements of historical fact are forward-looking statements. See "Special Note Regarding Forward-Looking Information" on Page 3.

          We were incorporated on May 31, 2000 to provide businesses with a variety of Internet services including web hosting, web consulting and electronic mail services. Given the current Internet business environment, we have not commenced material business operations, have not had any operating revenues, and have concluded that our business model is not presently valid. Although we may determine to engage in our intended Internet operations at a later date, we have decided to look at other ventures of merit for corporate participation as a means of enhancing shareholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions.

          We have minimal operating costs and expenses at the present time due to our limited business activities. Accordingly, absent changed circumstances, we will not be required to raise additional capital over the next twelve months, although we may do so in connection with or in anticipation of possible acquisition transactions. We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

PART II  - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No equity securities were sold by us during the period covered by this Report. During the period subsequent to such period, in July 2002, we completed a private offering of 1,250,000 units at a price of $.40 per unit or $500,000 on an aggregate basis. Each unit consisted of one share of our common stock and one common stock purchase warrant, each of which is exercisable for the purchase of one share of our common stock at anytime during a period of five years from issuance at a price of $1.20 per share. The units were sold pursuant to Rule 506 of Regulation D of the General Rules and Regulations under the Securities Act of 1933, as amended. The shares constituting part of the units have not yet been issued but are expected to be issued shortly.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HOSTING SITE NETWORK INC.


Dated:  August 14, 2002                    By:  /s/ Scott Vicari
                                                --------------------------------
                                                Scott Vicari
                                                President, Chief Executive and
                                                Accounting Officer

         The undersigned, the Chief Executive and Accounting Officer of the Registrant, certifies that this Report complies with all of the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated:  August 14, 2002                   By:  /S/ Scott Vicari
                                               ---------------------------------
                                               Scott Vicari