Form 10KSB
period 2002-09-30
HOSTING SITE NETWORK INC
filed 2003-01-14
CIK 1157817

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
     [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: SEPTEMBER 30, 2002

                                       OR

     [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

          For  the  transition  period  from  _____________  to______________

          Commission  file  number          333-73004
                                            ---------

                              HOSTING SITE NETWORK INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                       13-4122844
--------------------------------                          ------------------
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification No.)

     32 Poplar Place, Fanwood, NJ                               07023
-------------------------------------------------            -----------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:     (973) 652-6333
                               --------------
Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----
Name of each Exchange on Which Registered:  None
                                            ----
Securities registered under Section 12(g) of the Exchange Act:  None
                                                                ----

     Check whether the issuer (1) filed all reports required to be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes X  No ___
                                                                     -
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.  None

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

     As of December 20, 2002 there were 4,253,500 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on December 20, 2002 was $95,704 based on the average closing bid and asked price of our common stock on December 20, 2002, which was $.0225 per share.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,273,500 shares as of December 23, 2002.

     Transitional Small Business Disclosure Format (check one):
     Yes   No  X
        ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                               PAGE
-----------------------                                                               ----

Forward-Looking Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

PART I

     Item 1.     Description of Business. . . . . . . . . . . . . . . . . . . . . .      3

     Item 2.     Description of Property. . . . . . . . . . . . . . . . . . . . . .      4

     Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .      5

     Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . . .      5

PART II

     Item 5.     Market for Common Equity and Related Stockholder Matters . . . . .      5

     Item 6.     Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . . .     8

     Item 7.     Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .     9

     Item 8.     Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure. . . . . . . . . . . . . . . . . . . . .      24

PART III

     Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act. . . . . . . .       24

     Item 10.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . .      26

     Item 11.    Security Ownership of Certain Beneficial Owners and Management. .      27

     Item 12.    Certain Relationships and Related Transactions. . . . . . . . . .      29

     Item 13.    Exhibits, List and Reports on Form 8-K. . . . . . . . . . . . . .      30

     Item 14.    Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .     31


                           FORWARD-LOOKING STATEMENTS

     EXCEPT FOR HISTORICAL INFORMATION, THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR BUSINESS STRATEGY, FUTURE REVENUES AND ANTICIPATED COSTS AND EXPENSES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THOSE STATEMENTS INCLUDING THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" AND SIMILAR LANGUAGE. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS "PLAN OF OPERATION" AND "BUSINESS-RISK FACTORS". YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES TAKING PLACE AFTER THE DATE OF THIS DOCUMENT.

                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS  DEVELOPMENT

     We were incorporated on May 31, 2000 in the state of Delaware to provide businesses with a variety of Internet services including web hosting, web consulting and electronic mail services. Due to the changing business environment for companies providing these types of services we never commenced our intended operations. We have had no revenues and no material operations of any kind to date. Our inactive wholly owned subsidiary HSN (NJ), Inc. was incorporated on August 20, 2001 in the state of New Jersey.

     On September 14, 2000, we concluded an asset purchase agreement with Nicklas Weich (our former president, CEO, CFO and Chairman of the Board), through which our then wholly owned subsidiary, CreativeSites.com, Inc. acquired all of the assets of CreativeSites.com for 4,000,000 shares of our common stock. CreativeSites.com was a sole proprietorship owned by Nick Weich, formed for the purpose of designing and hosting web sites. On April 30, 2001 we sold CreativeSites.com, Inc. to Nicklas Weich in exchange for his 4,000,000 shares of our common stock. At that time Nicklas Weich resigned as president, CEO, CFO and Chairman of the Board and Scott Ventura and John McVeigh resigned as directors. On the same date, Scott Vicari, Matthew Sebal and Ralph Brown were appointed directors, Mr. Vicari was appointed as president, chief executive and financial officer, treasurer, controller, and chairman of the board and Mr. Sebal was appointed as secretary.

     Our management is presently searching for ventures of merit for corporate participation to enhance shareholder value. These ventures may involve sales of our debt or equity securities in merger or acquisition transactions. In connection therewith, on July 11, 2002 we entered into a Letter of Intent with 2 Chansis, Inc. ("2 Chansis"), a California corporation and the two shareholders of 2 Chansis. The Letter of Intent provided for our acquisition of 2 Chansis in exchange for shares of our common stock pursuant to a definitive acquisition agreement. The acquisition agreement was drafted but the parties were unable to reach final agreement on the terms thereof. Accordingly, the Letter of Intent was terminated, by its terms, on August 10, 2002. On July 12, 2002 we also entered into a Loan Agreement with 2 Chansis and its two shareholders. Pursuant thereto, we loaned 2 Chansis $200,000 as represented by a July 17, 2002 promissory note issued by 2 Chansis to us, payment on which was guaranteed by the two shareholders. The note became due on September 2, 2002 and when 2 Chansis and the guarantors failed to make payment thereon we were forced to commence legal action against them. See Item 3. Legal Proceedings.

PATENTS, TRADEMARKS AND LICENSES, FRANCHISES,
CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

     We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

RESEARCH AND DEVELOPMENT

     During the fiscal years ended September 30, 2002 and September 30, 2001 we made no expenditures on research and development.

EMPLOYEES

     As of December, 2002 our only employees are our two executive officers.

EQUITY OFFERINGS

     In August, 2002 we completed a private placement offering to seven persons all of whom are accredited investors and reside outside the United States. The offering consisted of the sale of 1,250,000 units at $.40 per unit or $500,000 on an aggregate basis, each unit consisting of one share of our common stock, $.001 par value, and one common stock purchase warrant, each of which, as amended, provides for the purchase of one additional share of our common stock at a price of $1.20 per share any time during the four year period commencing one year from issuance. The sale of the units was made in reliance on Rule 506 of Regulation D under the General Rules and Regulations of the Securities Act of 1933, as amended.

                        ITEM 2. DESCRIPTION OF PROPERTY

     We do not own any real property, plant or material equipment. Our president provides us with the use of approximately 250 square feet of office space in Fanwood, New Jersey on a rent free basis.

                            ITEM 3. LEGAL PROCEEDINGS

     On November 15, 2002 we filed a Summons and Complaint in the Supreme Court of the State of New York, County of New York (Index No. 02604182) against 2 Chansis Inc., Ray Grimm Jr., and Alfred Hanser (collectively the "Defendants"). The suit seeks $200,000 together with interest, attorneys fees, and such other relief as the court deems proper. The action is based upon a July 12, 2002 Loan Agreement between us, 2 Chansis Inc., and Messrs. Grimm and Hanser pursuant to which we loaned 2 Chansis Inc. $200,000 and a related $200,000 promissory note (the "Note") dated July 17, 2002 issued to us by 2 Chansis Inc. and personally guaranteed by Messrs. Grimm and Hanser. The Note became due and payable on September 2, 2002 and, after several requests for payment thereon were ignored, the present action was instituted. In December 2002 we entered into a Settlement Agreement with Defendants whereby Defendants agreed to pay us the sum of $210,864. This amount includes interest and attorney's fees. The Settlement Agreement provides for the payment to us of $25,000 on or before December 31, 2002, which payment has been made, and the payment to us of $185,864 on or before March 15, 2003. Subject to and upon timely receipt of the entire settlement sum, there shall be filed with the court, a Stipulation of Discontinuance with prejudice dismissing the action.

     No  other  legal  proceedings  are  pending  or  threatened.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II

                        ITEM 5. MARKET FOR COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

MARKET  INFORMATION.

     Our common stock has been quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "HSNI" since June 20, 2002. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                     QUARTER ENDED     HIGH BID     LOW BID
                     -------------     --------     -------
                  June 30, 2002          $0.00       $0.00
                  September 30, 2002     $0.06       $0.03
                  December 31, 2002 (1)  $0.05       $0.04
                  -------------------------
                  (1)  Through December 20, 2002

HOLDERS

     As of December 23, 2002, there were approximately 20 record holders of our common stock.

DIVIDENDS

     We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

     In August 2002, we completed a private offering a 1,250,000 units at a price of $.40 per unit or $500,000 on an aggregate basis. Each unit consisted of one share of our common stock and one common stock purchase warrant, each of which, as amended, is exercisable for the purchase of one share of our common stock at any time during a period of four years commencing one year from issuance at a price of $1.20 per share. The units were sold pursuant to rule 506 or Regulation D of the General Rules and Regulations under the Securities Act of 1933, as amended.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY CORPORATION PLANS

                      EQUITY COMPENSATION PLAN INFORMATION

--------------------------------------------------------------------------------------------------------------------
                                      NUMBER OF                                         NUMBER OF SECURITIES
                                  SECURITIES TO BE                                 REMAINING AVAILABLE FOR FUTURE
                                ISSUED UPON EXERCISE         WEIGHTED-AVERAGE          ISSUANCE UNDER EQUITY
                                   OF OUTSTANDING           EXERCISE PRICE OF           COMPENSATION PLANS
                                 OPTIONS, WARRANTS              OUTSTANDING       (EXCLUDING SECURITIES REFLECTED
                                  AND RIGHTS (A)             OPTIONS, WARRANTS           IN COLUMN (A)) (C)
                                                              AND RIGHTS (B)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders             N/A                        N/A                           N/A
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders              0                         N/A                        1,000,000
--------------------------------------------------------------------------------------------------------------------
        Total                             0                         N/A                        1,000,000
--------------------------------------------------------------------------------------------------------------------

     In December 2002 we terminated the Hosting Site Network, Inc. 2001 Stock Option Plan (the "2001 Plan") and adopted the Hosting Site Network, Inc. 2002 Non-Statutory Stock Option Plan (the "Plan"). No options were ever issued under the 2001 Plan. The Plan is intended to advance our interests by inducing individuals, and eligible entities of outstanding ability and potential to join, remain with, or provide consulting or advisory services to us, by encouraging and enabling eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in us, and by providing the participating employees, non-employee directors, consultants and advisors with an additional incentive to promote our success. This is accomplished by providing for the granting of non-statutory stock options (the "Options") to employees, non-employee directors, consultants and advisors. The Plan is presently administered by our board of directors but may be subsequently administered by a board committee designated by our board of directors.

     The stock subject to Options granted under the Plan is shares of our common stock, par value $.001 per share, whether authorized but unissued or held in our treasury. The maximum number of shares of common stock which may be issued pursuant to Options granted under the Plan shall not exceed in the aggregate one million (1,000,000) shares, subject to adjustment in accordance with the provisions of Section 11 of the Plan. In the event that our outstanding common stock is subsequently changed by reason of combination of shares, reverse split, stock dividend or the like, an appropriate adjustment will be made by the Plan administrator in the aggregate number of shares available under the Plan, and in the number of shares and option price per share subject to outstanding Options. If we are reorganized, consolidated, or merged with another corporation, the holder of an Option shall be entitled to receive upon the exercise of his Option the same number and kind of shares of stock or the same amount of property, cash or securities as he would have been entitled to receive upon the happening of any such corporate event as if he has been, immediately prior to such event, the holder of the number of shares covered by his Option.

     The class of individual or entity that is eligible to receive Options under the Plan is all employees (including officers) and non-employee directors of, or consultants and advisors to either us or any subsidiary corporation of ours; provided, however, that Options shall not be granted to any consultants and advisors unless (i) bona fide services have been or are to be rendered by the consultant or advisor and (ii) the services are not in connection with the offer or sale of securities in a capital raising transaction. The Plan administrator, in its sole discretion, but subject to the provisions of the Plan, determines the employees and non-employee directors of, and the consultants and advisors to, us and our subsidiary corporations to whom Options may be granted, and the number of shares to be covered by each Option, taking into account the nature of the employment or services rendered by the individuals or entities being considered, their annual compensation, their present and potential contributions to our success and such other factors as the Plan administrator may deem relevant.

     No Option granted under the Plan is transferable by the individual or entity to whom it was granted otherwise than by will or laws of decent and distribution, and, during the lifetime of such individual, is not exercisable by any other person, but only by him.

                            ITEM 6. PLAN OF OPERATION

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

                          ITEM 7. FINANCIAL STATEMENTS

                          Index to Financial Statements


                                                                                    Page
                                                                                    ----

Independent Auditor's Report - Rogoff & Company, P.C. . . . . . . . . . . . . . .     10

Consolidated Balance Sheet as at September 30, 2002 . . . . . . . . . . . . . . .     11

Consolidated Statement of Operations for the years ended September 30, 2002 and
     September 30, 2001 and for the period from May 31, 2001
     (date of inception) through September 30, 2002. . . . . . . . . . . . . . ..     12

Statement of Stockholders' Equity - September 30, 2002. . . . . . . . . . . . . .     13

Consolidated Statement of Cash Flows for the years ended September 30, 2002 and
     September 30, 2001 and for the period from May 31, 2001 (date of inception)
     through September 30, 2002. . . . . . . . . . . . . . . . . . . . . . . . ..     14

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . .     15


                          Independent Auditors' Report
                         ------------------------------


To  the  Board  of  Directors  and
Stockholders  of  Hosting  Site  Network,  Inc.


We have audited the accompanying consolidated balance sheet of Hosting Site Network, Inc. and Subsidiary (a developmental stage entity) as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years ended September 30, 2002 and the period from May 31, 2000 (date of inception) through September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hosting Site Network, Inc. and Subsidiary at September 30, 2002, and the consolidated results of their operations and their cash flows for each of the two years ended September 30, 2002 and the period from May 31, 2000 (date of inception) through September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.


/S/Rogoff  &  Company,  P.C.

New  York,  New  York
December 23, 2002, except for the last paragraph of
 Note 3, as to which the date is December 31, 2002

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A DEVELOPMENTAL STAGE ENTITY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002



                                   ASSETS
                                   ------


Current Assets:
  Cash                                                   $ 281,547
  Loan receivable                                          200,000
  Accrued interest receivable                                3,333
                                                         ----------
    Total current assets                                   484,880

Computers and equipment, net of accumulated
  depreciation of $5,667                                    22,669
                                                         ----------

                                                         $ 507,549
                                                         ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------


Current Liabilities:
  Accounts payable and accrued liabilities               $   9,163
                                                         ----------

    Total current liabilities                                9,163
                                                         ----------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, $.0001 par value, 5,000,000 shares
    authorized; none outstanding                                 -
  Common stock, $.001 par value; 100,000,000 shares
    authorized; 7,273,500 shares issued and outstanding      7,273
  Additional paid in capital                               758,259
  Deferred stock based compensation                        (92,387)
  Deficit accumulated during the development stage        (174,759)
                                                         ----------
    Total stockholders' equity                             498,386
                                                         ----------

                                                         $ 507,549
                                                         ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A DEVELOPMENTAL STAGE ENTITY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                               Period from
                                                                               May 31, 2000
                                                                            (date of inception)
                                                                                 through
                                                                              September 30,
                                                       2002          2001        2002
                                                   -----------  ------------  ------------
                  Net sales                        $        -   $         -   $         -
                                                   -----------  ------------  ------------
                  Operating expenses:
                   General and administrative         108,453        70,884       179,932
                                                   -----------  ------------  ------------

                    Total operating expenses          108,453        70,884       179,932
                                                   -----------  ------------  ------------

                  Other income:
                    Interest income                     3,709         1,464         5,173
                                                   -----------  ------------  ------------
                     Total other income                 3,709         1,464         5,173
                                                   -----------  ------------  ------------

                  Net loss                         $ (104,744)  $   (69,420)  $  (174,759)
                                                   ===========  ============  ============



                  Earnings per share
                     (Basic and diluted)           $    (0.02)  $     (0.01)  $     (0.05)
                                                   ===========  ============  ============

                  Weighted average common shares
                    outstanding (Basic and diluted) 6,228,979     4,978,125     3,801,828
                                                   ===========  ============  ============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A DEVELOPMENTAL STAGE ENTITY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                               SEPTEMBER 30, 2002

                                                                               DEFICIT
                                                                             ACCUMULATED
                                                                              DURING THE                  DEFERRED      TOTAL
                                                         COMMON    PAID IN   DEVELOPMENT  SUBSCRIPTION   STOCK BASED  STOCKHOLDERS'
                                             SHARES      STOCK     CAPITAL      STAGE       RECEIVABLE    COMPENSATION     EQUITY
                                           -----------  --------  ---------  ------------  ------------  --------------  ----------
Issuance of common stock for subscription
  receivable in September 2000                600,000   $   600   $      -   $         -   $      (600)  $           -   $       -
Purchase of Creativesites.com assets
  and contracts in September 2000           4,000,000     4,000      2,295             -             -               -       6,295
Issuance of common stock for legal
 fees in September 2000                       400,000       400     19,600             -             -               -      20,000
Net loss - 2000                                     -         -          -          (595)            -               -        (595)
                                           -----------  --------  ---------  ------------  ------------  -------------- ----------

Balance, September 30, 2000                 5,000,000     5,000     21,895          (595)         (600)              -      25,700

Reversal of common stock for legal
 fees in April 2001                          (200,000)     (200)    (9,800)            -             -               -     (10,000)
Cancellation of common stock issued for
  purchase of Creativesites.com
  in April 2001                            (4,000,000)   (4,000)    (1,652)            -             -               -      (5,652)
Cancellation of common stock issued for
  subscription receivable in April 2001      (600,000)     (600)         -             -           600               -           -
Issuance of common stock to the
  president for services in April 2001      3,000,000     3,000    147,000             -             -               -     150,000
Amortization of deferred stock based
  compensation in 2001                              -         -          -             -             -        (133,434)   (133,434)
Issuance of common stock at $.05 per
  share November to May 2001                2,803,500     2,803    101,086             -             -               -     103,889
Issuance of common stock at $.05 per
  share to Directors in March 2002             20,000        20        980             -             -               -       1,000
Net loss - 2001                                     -         -          -       (69,420)            -               -     (69,420)
                                           -----------  --------  ---------  ------------  ------------  -------------- ----------

Balance, September 30, 2001                 6,023,500     6,023    259,509       (70,015)            -        (133,434)     62,083

Issuance of common stock relating to a
  subscription agreement in August 2002     1,250,000     1,250    498,750             -             -               -     500,000
Vesting of deferred stock based
  compensation in 2002                              -         -          -             -             -          41,047      41,047
Net loss - 2002                                     -         -          -      (104,744)            -               -    (104,744)
                                           -----------  --------  ---------  ------------  ------------  -------------- ----------

Balance, September 30, 2002                 7,273,500   $ 7,273   $758,259   $  (174,759)  $         -   $     (92,387) $  498,386
                                           ===========  ========  =========  ============  ============  ============== ==========

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A DEVELOPMENTAL STAGE ENTITY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30,



                                                             Period from
                                                             May 31, 2000
                                                         (date of inception)
                                                               through
                                                             September 30,
                                          2002       2001        2002
                                       ----------  ---------  ----------
Cash flows from operating activities:

Net loss                               $(104,744)  $(69,420)  $(174,759)

Adjustments to reconcile net loss
 to net cash used in operating
 activities:
 Depreciation                             5,667          -       5,667
 Stock based compensation                41,047     16,566      57,613
 Common stock issued for services             -     10,000      10,000
Change in operating assets
 and liabilities:
  Accrued interest receivable            (3,333)         -      (3,333)
  Accounts payable and accrued
   expenses                               7,865        703       9,163
                                       ----------  ---------  ----------

Net cash used in operating
 activities                            ( 53,498)   (42,151)    (95,649)
                                       ----------  ---------  ----------

Cash flows from investing activities:
 Loan receivable                       (200,000)       -      (200,000)
 Purchase of computers and equipment          -    (28,336)    (28,336)
                                       ----------  ---------  ----------

Net cash used in investing activities  (200,000)   (28,336)   (228,336)
                                       ----------  ---------  ----------

Cash flow from financing activities:
   Proceeds from private placement      500,000    105,532     605,532
                                       ----------  ---------  ----------

Increase (decrease) in cash             246,502     35,045     281,547

Cash, beginning of period                35,045        -          -
                                       ----------  ---------  ----------

Cash, end of period                     $281,547    $35,045    $281,547
                                       ==========  =========  ==========

SEE  NOTES  CONSOLIDATED  FINANCIAL  STATEMENTS.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 1 - DESCRIPTION OF BUSINESS,ACQUISITION AND CONTINUING OPERATIONS

     Hosting Site Network, Inc. (the "Company") was incorporated under the laws of the State of Delaware on May 31, 2000. The Company operates through its wholly owned subsidiary HSN, Inc. which was incorporated in the State of New Jersey on August 21, 2001. HSN, Inc. will provide businesses with opportunities to generate revenues by supplying those businesses with internet technology solutions and services. The Company intends to provide the computer software, network technology and systems management necessary to offer its customers comprehensive outsourced website and application hosting solutions. The principal products and services that the Company and its subsidiary plan to offer are; Website hosting, e-mail and related services such as conference and bulletin board facilities and mailing list management capabilities. Due to the changing business environment for entity's providing these types of services the Company never commenced operations and is currently searching for other business opportunities.

     From inception through September 30, 2002, the Company has been in the developmental stage. There have been no operations or revenues since inception. The Company has incurred net losses of $174,759 and $104,744 for the period from May 31, 2000 (date of inception) through September 30, 2002 and the year ended September 30, 2002, respectively. The Company has a deficit accumulated during the development stage of $174,759 as of September 30, 2002. In addition, the Company has negative cash flow from operations of $95,649 and $53,498 for the period from May 31, 2000 (date of inception) through September 30, 2002 and the year ended September 30, 2002, respectively.

     Management is currently in the process of changing its business model as described above. Additional funding is still required. There can be no assurance that management will be successful in implementing a business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 1 - DESCRIPTION OF BUSINESS,ACQUISITION AND CONTINUING OPERATIONS
       - continued

     On September 14, 2000, the Company concluded an asset purchase agreement with Nicklas Weich, through which the Company's wholly owned subsidiary, CreativeSites.com, Inc. acquired all of the assets of CreativeSites.com for 4,000,000 shares of the Company's common stock. In the absence of any other basis to estimate the fair market value of the stock transferred to Nicklas Weich, the Company took the position that the fair market value of the stock equaled the fair market value of the assets and contracts acquired from CreativeSites.com. On April 30, 2001 the Company's wholly owned subsidiary CreativeSites.com, Inc. was sold to Nicklas Weich in exchange for his 4,000,000 shares of the Company's common stock.

     The accompanying consolidated financial statements include the accounts of Hosting Site Network, Inc. and its wholly owned subsidiaries, CreativeSites.com, Inc. for the period from September 14, 2000 through April 30, 2001 and HSN, Inc. for the period from August 21, 2001 through September 30, 2002. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Computer  Equipment

     Computer equipment is stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives on a straight line basis over five years. The Company uses an accelerated method of depreciating computer equipment for tax purposes. The difference between the methods is not significant. Routine maintenance and repairs and minor replacement costs are charged to expense as incurred, while expenditures that extend the life of these assets are capitalized. Upon the sale or retirement of computer equipment, the cost and related accumulated depreciation will be removed from the accounts and resulting profit or loss will be reflected in the statement of income.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Income  Taxes

     The Company uses the liability method for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Earnings  Per  Share

     The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 "Earnings per Share" ("SFAS 128").

     Under SFAS 128 basic net earnings (loss) per share is computed by dividing the net earnings (loss) for the period by the weighted average number of shares outstanding during the period. Diluted net earnings per share is computed by dividing the net earnings for the period by the weighted average number of common share equivalents during the period. Common stock equivalents would arise from the exercise of stock options. Through
     September  30,  2002  the  Company  has  not  issued  any  stock  options.

     Impairment  of  Long-Lived  Assets

     The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At September 30, 2002, the Company believes that there has been no impairment of its long-lived assets.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement is effective for fiscal years beginning after December 15, 2001. This supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," while retaining many of the requirements of such statement. The Company has adopted this Statement as of October 1, 2002.

     Financial  Instruments

     The carrying amounts of financial instruments, including cash, loan receivable and accounts payable and accrued expenses approximate fair value at September 30, 2002 because of the relatively short maturity of the instruments.

     Use  of  Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassification

     Certain reclassifications have been made to the prior year financial statements in order to conform to the current year.

     New  Accounting  Pronouncements

     In July 2001 the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. SFAS 141 further clarifies the criteria for recognition of intangible assets separately from goodwill.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

     New  Accounting  Pronouncements

     In July 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 142 eliminates the amortization of goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with determinable useful lives will continue to be amortized. The Company adopted this Statement as of October 1, 2002 and management does not believe that this Statement will have a material impact on the financial statements.

     In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this Statement effective October 1, 2002 and management does not believe that this Statement will have a material impact on the financial statements.

     In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146"). SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires these costs to be recognized when the liability is incurred and not at project initiation. The Company does not expect this Statement to have a material impact on the financial statements.

     Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 - LOAN RECEIVABLE

     On July 17, 2002 the Company entered into a promissory note (the "Note") for $200,000 with an unrelated third party, with interest accruing at 8% per annum. This Note was in conjunction with a letter of intent dated July 11, 2002 pursuant to which the parties expected to enter into an acquisition agreement where the Company would acquire the unrelated entity. The Note required repayment fifteen days after termination of the letter of intent, which occurred on August 10, 2002. On November 15, 2002 the Company brought an action in the Supreme Court of the State of New York against the unrelated third party (the "Defendant") for all principal and interest due.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 3 - LOAN RECEIVABLE - continued

     During December 2002 the parties entered into a Stipulation of Settlement that requires the Defendant to repay a total of $210,864 including principal, interest and attorney fees. The Defendant paid an initial $25,000 on December 31, 2002 and a certified check of $185,864 is due on or before March 15, 2003.

NOTE 4 - INCOME TAX

     The Company has not recorded a tax liability for either federal or state income taxes because the Company has a net loss for the year ended September 30, 2002. The Company has a net operating loss carryforwards of approximately $110,000 that begin to expire in 2020. The deferred tax assets consist of timing differences relating to depreciation, the expensing of common stock granted to the president as compensation and net operating loss carryforwards. Because of the likelihood that it is more likely than not that the deferred tax asset will not be realized a 100% valuation allowance has been recorded against the deferred tax asset.

     The  components  of  the  net  deferred  tax  asset  are  as  follows:

     Deferred  tax  assets:
        Accumulated  depreciation              $     850
        Stock  based  compensation  costs          8,640
        Net operating Loss                        16,500
                                               ---------

                                                  25,990
     Valuation  allowance                        (25,990)
                                               ---------

                                               $       -
                                               =========

NOTE 5 - EQUITY TRANSACTIONS

     During August 2002, the Board of Directors of the Company authorized a private placement offering to a limited number of sophisticated investors the opportunity to purchase 1,250,000 units, consisting one share of common stock and one common stock purchase warrant that entitles the warrant holder to purchase one share of common stock with an exercise price of $1.20 per share for a period of four years commencing one year from the date of issuance. The Company completed the sale of 1,250,000 units during August 2002, resulting in cash proceeds of $500,000.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 5 - EQUITY TRANSACTIONS - continued

     On March 6, 2002 the Board of Directors of the Company approved a plan, and amended its certificate of incorporation, to increase the Company's authorized capital. The new capitalization plan calls for an increase in authorized common stock from 20,000,000 shares to 100,000,000 shares and for an increase in authorized preferred stock from 1,000,000 shares to 5,000,000 shares.

     On April 30, 2001 the Company sold CreativeSites.com back to Mr. Weich in exchange for his 4,000,000 shares of the Company's common stock. At that time Mr. Weich resigned from all his duties with the Company. In addition both Scott Ventura and John McVeigh each returned their 300,000 shares of common stock since they failed to pay the purchase price and subsequently resigned as directors of the Company.

     On April 30, 2001 the Company issued 10,000 shares of the Company's common stock to each of its newly appointed directors, Ralph Brown and Matthew Sebal, valued at $.05 per share. These directors' fees are for their services during the fiscal year ended September 31, 2001.

     During the fiscal year ended September 30, 2001 the Company and KGL Investments, the corporate counsel, amended their original agreement to provide $20,000 in legal fees in exchange for 400,000 shares of the Company's common stock to 200,000 shares of the Company's common stock for $10,000 worth of legal fees. These services have been valued at $.05 per share.

     During September 2000, the Board of Directors of the Company authorized a private placement offering to a limited number of sophisticated investors of the Company's common stock, at a price of $.05 per share. From November 2000 to May 2001 the Company completed the private placement of 2,803,000 shares of common stock, resulting in cash proceeds of $140,150. The offering expenses totaled $36,261 and were charged against the proceeds of this offering.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  6  -  STOCK  OPTION  PLAN

     The Company terminated its 2001 Stock Option Plan during December 2002 and adopted the 2002 Non-Statutory Stock Option Plan (the "Plan"). The Company granted no stock options under the 2001 Stock Option Plan. The Plan provides for the granting of options non-statutory stock options. The total number of shares of the Company's common stock reserved for issuance under the Plan is 1,000,000, subject to adjustment by the Board of Directors in the event of a stock split, stock dividend, recapitalization or similar capital change. Options may be granted to employees (including officers) and directors of the Company and certain of the Company's consultants and advisors.

     The Plan is presently administered by the Company's Board of directors, which selects the eligible individuals for whom options will be granted, determines the number of common shares subject to each option, the exercise price thereof and the period during which option is exercisable. The Board of Directors also interprets the provisions of the Plan and, subject to certain limitations, may amend the Plan. Each option granted under the Plan will be evidenced by a written agreement between the Company and the optionee. As of December 23, 2002 no options were granted under this Plan.

NOTE 7- RELATED PARTIES

     On April 30, 2001 the Company signed an executive employment agreement (the "Agreement") with the Company's new president Mr. Scott Vicari. Under the agreement Mr. Vicari was granted 3,000,000 shares of common stock as compensation for his services to the Company. If Mr. Vicari's employment with the Company is terminated prior to December 31, 2002 he will forfeit the entire 3,000,000 shares of the Company's stock. If his employment is terminated prior to December 31, 2003 he forfeits 2,000,000 shares and if he is terminated prior to December 31, 2004 he forfeits the remaining 1,000,000 shares of the Company's stock. The stock compensation issued to Mr. Vicari was valued at $.05, based upon the private placement offering at the time of issue. The amount is being amortized over the forty-four months of the employment contract period. Compensation expense of $16,566 was charged to expense for the year ended September 30, 2001 and $41,047 was charged to expense for the year ended September 30, 2002.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 7- RELATED PARTIES - continued

     On December 2, 2002 the Company amended the Agreement to change the forfeiture periods from December 31, 2002, 2003 and 2004 to December 31, 2003, 2004 and 2005, respectively.

    ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

                     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS,
                    PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                     WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information, as of December 23, 2002, with respect to our directors and executive officers.

          Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. No family relationships exist between any of our present directors and officers.


                                                                       Date of Election
                                                                        or Appointment
          Name        Positions Held                    Age              as Director
          ----        --------------                    ---            -------------

     Scott Vicari     Chairman of the Board, President,  30            April 30, 2001
                      Treasurer, CEO, CFO, Controller

     Matthew Sebal    Secretary, Director                33            April 30, 2001

     Ralph Brown      Director                           69            April 30, 2001


     The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

     Scott Vicari has served as our President, Treasurer, CEO, CFO, Controller and Chairman of the Board since April 30, 2001. Mr. Vicari is responsible, among other things, for our accounting and financial reporting. Mr. Vicari has worked in the computer network hardware/software industry since 1991. Mr. Vicari is a co-owner of Accounteks, LLC, which provides computer consulting to help clients maintain and operate their accounting and billing computer systems. This takes about two weeks a month of his time. Mr. Vicari also is employed part time with our attorneys, Kaplan Gottbetter & Levenson, LLP, working one day a week as

Manager of Information Services, and part time two days a week as Manager of Information Services for Adams International, Inc., a software company based in Cider Grove, New Jersey. From 1991 to 1996 he was the manager of Information Systems for Clinton Industries Incorporated, an industrial sewing machine manufacturer. From 1997 to 2001 he was a network consultant with e-partners, Inc., an accounting software consultant. During that period he was trained and certified on numerous industry standard software/hardware including Microsoft, Novel, Cisco, Citrix and Sage. He currently holds Microsoft MCSE, Cisco CCNA and Sage certifications. He has worked as an IT administrator and IT consultant implementing a variety of network software/hardware and Internet projects for numerous clients. Mr. Vicari graduated from Bergen Community College in New Jersey with an A.S. degree in Business Management in 1994.

     Matthew Sebal has served as our Secretary and Director since April 30, 2001. Since September 2002, Mr. Sebal has served as a Director of BHC, Inc., a Delaware corporation engaged as a provider of branded online marketing and distribution of travel products and services for leisure and small business travelers. Mr. Sebal also serves as the Executive VP Strategy and Marketing and Chairman of the Board of Directors of NES Worldwide, Inc., a Delaware corporation, engaged in the filing of EDGAR reports on behalf of public companies with the United States Securities and Exchange Commission. Since June 2000, Mr. Sebal has been an officer and director of Return Assured Incorporated, a U.S. public company engaged in the business of providing private and corporate aviation services. He has also been a director of Mindfuleye Systems, Inc., a U.S. public company, that is in the business of sentiment analysis, since 2001. From 1999 to 2000, Mr. Sebal was a Principal in IBM's e-business Services Group for British Columbia, Canada. From 1997 to 1998, he was Director of Business Development for Communicate.com, a company engaged in the business of e-commerce consulting and web site design, and from 1995 to 1997, he was Senior Strategist for Emerge Online, Inc., a company also engaged in the business of e-commerce consulting and web site design. Mr. Sebal was also President of Sebal Enterprises, an import-export business from 1990 to 1995. He holds a baccalaureate degree in Political Science from the University of Western Ontario.

     Ralph Brown has served as one of our directors since April 30, 2001. He has practiced law in Toronto, Canada since 1959. He is also Secretary and a director of the Canadian Film Centre, the Chairman of Feature Film Project, and a director of the Norman Jewison Charitable Foundation. From October 1991 to July 1999, he was a partner in the law firm of Miller Thomson. Since August of 1999 to the present time, Mr. Brown has been a sole proprietor in Canada. Mr. Brown's practice concentrates on corporate, commercial and entertainment law.
He acts for a diverse range of clients in private and public companies, varying in size from small owner-operated businesses to large, diversified corporations.

     Mr. Brown received his LL.B. from Osgood Hall Law School, York University in 1959, his B.A. from University of Toronto in 1955. He was called to the Ontario Bar in 1959 and was appointed Queen's Counsel in 1975. He is a member of the Canadian Bar Association.

BOARD OF DIRECTORS

     Except for Ralph Brown, who receives $333 per month for serving as a director, none of our directors receive any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

                        ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended September 30, 2002 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2002 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2002 that received annual compensation during the fiscal year ended September 30, 2002 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE


                                       Annual Compensation                             Long-Term Compensation
                                       -------------------                             ----------------------
                        Fiscal Year
Name and                  Ended                                  Other      Options/   Restricted      LTIP       All Other
Principal Position     September 30,     Salary     Bonus     Compensation   SARs      Stock Awards   Payouts   Compensation
------------------    -------------      ------     -----     ------------  --------   ------------   -------   ------------
Scott Vicari,              2002            0          0            0            0            0           0            0
Chief Executive            2001            0          0            0 (1)        0            0           0            0
Officer, President         2000            0          0            0            0            0           0            0

----------------------

(1) On or about April 30, 2001 we issued 3,000,000 restricted shares of our common stock to Mr. Vicari pursuant to Mr. Vicari's three year employment agreement with us dated April 30, 2001. These Shares are subject to forfeiture based upon the term of his employment with us. Due to the inactivity of the Company in December 2002 we revised Mr. Vicari's employment agreement to revise the vesting periods on the 3,000,000 shares issued in the employment agreement. As the result of the amendment, if Mr. Vicari is not employed by us at December 31, 2003 he forfeits all of the shares. If Mr. Vicari is employed by us at December 31, 2003 but not employed by us at December 31, 2004 he forfeits 2,000,000 of the shares. If Mr. Vicari is employed by us at December 31, 2004 but not employed by us at December 31, 2005 he forfeits 1,000,000 of the shares.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     No stock options or stock appreciation rights were granted to the named executive during the fiscal year ended September 30, 2002.

STOCK OPTION PLANS

     The named executive did not participate in any Company stock option plans during the fiscal year ended September 30, 2002.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUES

     During the fiscal year ended September 30, 2002 there were no exercises of stock options by the named executive. As at September 30, 2002 the named executive owned no stock options. The named executive has never received stock appreciation rights.

LONG TERM INCENTIVE PLAN AWARDS

     We made no long-term incentive plan awards to the named executive officer during the fiscal year ended September 30, 2002.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT,
AND CHANGE-IN-CONTROL ARRANGEMENTS

     During the fiscal year ended September 30, 2002 we had no employment agreements, compensation plans or arrangements with respect to the named executive officer which would in any way result in payments being made to such executive officer because of his resignation, retirement or other termination of employment with us or our subsidiaries, or because of any change in control or a change in such executive officer's responsibilities following a change in control.

COMPENSATION OF DIRECTORS

     Except for Ralph Brown, who receives $333 per month for serving as a director, our directors receive no compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended September 30, 2002 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

REPORT ON REPRICING OF OPTIONS/SARS

     During the fiscal year ended September 30, 2002 we did not adjust or amend the exercise price of stock options or SARs previously awarded to the named executive

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 23, 2002 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

                                            Shares of
            Name and Address               Common Stock         Percentage
            of Beneficial Owner           Beneficially Owned    Ownership (2)
            -------------------           ------------------    ---------

       Scott Vicari                            3,000,000 (1)       41.2%
       262 Gettysburg Way
       Lincoln Park, NJ  07035

       Matthew Sebal                              10,000           (3)
       938 Howe Street, Suite 402
       Vancouver, British Columbia V6Z 1N9
       Canada

       Ralph Brown                                10,000           (3)
       112 St. Claire Avenue West, Suite 400
       Toronto, Ontario M4V 2Y3
       Canada

       All directors and executive officers    3,020,000          41.5%
       as a group (3 persons)

--------------------------
(1) Pursuant to the terms of Mr. Vicari's employment agreement, as amended, if he is no longer employed with us prior to December 31, 2003 he forfeits all 3,000,000 shares. If he is employed by us at December 31, 2003 but no longer employed with us at December 31, 2004 he forfeits 2,000,000 of these shares. If he is employed by us at December 31, 2004 but no longer employed with us at December 31, 2005 he forfeits 1,000,000 of these shares.

(2)  Based upon 7,273,500 shares issued and outstanding as at December 23, 2002.

(3)  Less than 1%

CHANGES IN CONTROL

        Not Applicable.

                         ITEM 12. CERTAIN RELATIONSHIPS
                            AND RELATED TRANSACTIONS

     In April, 2001 we issued 3,000,000 shares of our common stock to our president Scott Vicari in consideration of his engagement as our president. These shares are subject to forfeiture based upon the term of his employment. Pursuant to the terms of our employment contract with Mr. Vicari, as amended, if he is no longer employed with us prior to December 31, 2003 he forfeits all 3,000,000 of these shares. If he is employed by us at December 31, 2003 but no longer employed with us prior to December 31, 2004 he forfeits 2,000,000 of these shares. If he is employed by us at December 31, 2004 but no longer employed with us prior to December 31, 2005 he forfeits 1,000,000 of these shares. These shares were valued at $.05 per share.

     In April, 2001 we issued 10,000 shares of common stock to director Ralph Brown. These shares were valued at $.05 pre share for a total of $500.

     In April, 2001 we issued 10,000 shares of common stock to director Matthew Sebal. These shares were valued at $.05 per share for a total of $500.

     In October, 2000 we issued 200,000 shares of our common stock to KGL Investments, Ltd, the beneficial owner of which is Kaplan Gottbetter & Levenson, LLP, our legal counsel in exchange for legal services rendered, valued at $10,000. These shares were valued at $.05 per share.

     On September 14, 2000, we concluded an asset purchase agreement with Nicklas Weich (our former president CEO, CFO and Chairman of the Board), through which our then wholly owned subsidiary, CreativeSites.com, Inc. acquired all of the assets of CreativeSites.com (Nicklas Weich's sole proprietorship) for 4,000,000 shares of our common stock issued to Nicklas Weich. On April 30, 2001 we sold CreativeSites.com, Inc. to Nicklas Weich in exchange for the return of his 4,000,000 shares of our common stock. At that time, Nicklas Weich resigned as our president CEO, CFO and Chairman of the Board. At that time Scott Ventura and John McVeigh also resigned as directors.

     On September 14, 2000 we issued 300,000 shares of our common stock to each of our then directors Scott Ventura and John McVeigh in exchange for $300 from each of them. Mr. Ventura and Mr. McVeigh failed to pay the purchase price of $300, and subsequently resigned as directors. In connection therewith, they both returned their 300,000 shares of common stock.

     Ralph Brown is paid $333 per month for serving as a director.

     We believe that the terms of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. To the extent we may enter into any agreements with related parties in the future, the board of directors has determined that such agreements must be on similar terms.

                ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

     None.

EXHIBITS

     The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit          SEC Report
No.          Reference Number     Description
-------     -----------------     ------------------------------------------
   3.1          3.1               Certificate of Incorporation of Registrant
                                  filed May 31, 2000.(1)

   3.2          3.2               Certificate of Amendment to Certificate of
                                  Incorporation of Registrant filed March 6,
                                  2002. (4)

   3.3          3.2               By-Laws of Registrant. (1)

   3.4          3.3               Amended By-Laws of Registrant. (3)

  10.1         10.1               Registrant's 2001 Stock Option Plan adopted
                                  April 30, 2001. (1)

  10.2         10.2               Executive Employment Agreement dated April 30,
                                  2001 between Registrant and Scott Vicari. (2)

  10.3                            Registrant's 2002 Non-Statutory Stock Option
                                  Plan

  10.4 Amendment dated December 2, 2002 to Executive Employment Agreement dated April 30, 2001 between Registrant and Scott Vicari

  10.5 Loan Agreement dated as of July 12, 2002 by and among Registrant, 2 Chansis, Inc., Ray Grimm and Alfred Hanser

  99.1                            Certificate of Chief Executive and Financial
                                  Officer

----------------------------
(1) Filed with the Securities and Exchange Commission on August 11, 2001 as an exhibit, numbered as indicated above, to the Registrant's registration statement (SEC File No. 333-73004) on Form SB-2, which exhibit is incorporated herein by reference.

(2) Filed with the Securities and Exchange Commission on January 11, 2002, as an exhibit, numbered as indicated above, to the Registrant's registration statement (SEC File No. 333-73004) on Form SB-2 (Amendment No. 2), which exhibit is incorporated herein by reference.

(3) Filed with the Securities and Exchange Commission on February 8, 2002 as an exhibit, numbered as indicated above, to the Registrant's registration statement (SEC File No. 333-73004) on Form SB-2 (Post-Effective Amendment No. 1), which exhibit is incorporated herein by reference.

(4) Filed with the Securities and Exchange Commission on April 11, 2002, as an exhibit, numbered as indicated above, to the Registrant's registration statement (SEC File No. 333-73004) on Form SB-2 (Post Effective Amendment No. 3), which exhibit is incorporated herein by reference.

                        ITEM 14. CONTROLS AND PROCEDURES

     Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 13, 2003                  HOSTING SITE NETWORK INC.



                                         By:     /s/ Scott Vicari
                                         -------------------------------------
                                         Scott Vicari,
                                         President and Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                        TITLE                         DATE
-------------------------  --------------------------------    ----------------

/s/ Scott Vicari           President, Treasurer Chief          January 13, 2003
----------------
Scott Vicari               Executive Officer, Chief Financial
                           and Accounting Officer

Board of Directors

/s/ Scott Vicari           Director                            January 13, 2003
------------------------
    Scott Vicari

/s/ Matt Sebal             Director                            January 13, 2003
------------------------
    Matthew Sebal

/s/ Ralph Brown            Director                            January 13, 2003
------------------------
    Ralph Brown

                                 CERTIFICATIONS
     I, Scott Vicari, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Hosting Site Network
     Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  January 13, 2003           /s/ Scott Vicari
                                       -----------------------------
                                       Scott Vicari
                                       Principal Executive and Financial Officer

                            HOSTING SITE NETWORK INC.

                                  EXHIBIT INDEX
Exhibit Number     Item                                                   Page
--------------     ----                                                   ----

  Exhibit
   Number                            Description                          Page
--------------  -----------------------------------------------------     ----
     3.1        Certificate of Incorporation of Registrant filed May
                31, 2000. (1)

     3.2 Certificate of Amendment to Certificate of Incorporation of Registrant filed March 6, 2002. (4)

     3.3        By-Laws of Registrant. (1)

     3.4        Amended By-Laws of Registrant. (3)

    10.1        Registrant's 2001 Stock Option Plan adopted April 30,
                2001. (1)

    10.2 Executive Employment Agreement dated April 30, 2001 between Registrant and Scott Vicari. (2)

    10.3        Registrant's 2002 Non-Statutory Stock Option Plan           35

    10.4 Amendment dated December 2, 2002 to Executive Employment Agreement dated April 30, 2001 between Registrant and
                Scott Vicari                                                41
    10.5        Loan Agreement dated as of July 12, 2002 by and among
                Registrant, 2  Chansis, Inc., Ray Grimm and Alfred Hanser   43

    99.1        Certificate of Chief Executive and Financial Officer        49

-------------------
(1) Filed with the Securities and Exchange Commission on August 11, 2001 as an exhibit, numbered as indicated above, to the Registrant's registration statement (SEC File No. 333-73004) on Form SB-2, which exhibit is incorporated herein by reference.

(2) Filed with the Securities and Exchange Commission on January 11, 2002, as an exhibit, numbered as indicated above, to the Registrant's registration statement (SEC File No. 333-73004) on Form SB-2 (Amendment No. 2), which exhibit is incorporated herein by reference.

(3) Filed with the Securities and Exchange Commission on February 8, 2002 as an exhibit, numbered as indicated above, to the Registrant's registration statement (SEC File No. 333-73004) on Form SB-2 (Post-Effective Amendment No. 1), which exhibit is incorporated herein by reference.

(4) Filed with the Securities and Exchange Commission on April 11, 2002, as an exhibit, numbered as indicated above, to the Registrant's registration statement (SEC File No. 333-73004) on Form SB-2 (Post Effective Amendment No. 3), which exhibit is incorporated herein by reference.