Form 10QSB
period 2002-12-31
HOSTING SITE NETWORK INC
filed 2003-02-19
CIK 1157817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 33-73004

                            HOSTING SITE NETWORK INC.
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                         13-4122844
-------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

       32 Poplar Place
    Fanwood, New Jersey                                       07023
---------------------------------------                     ---------
(Address of principal executive offices)                    (Zip Code)

                                 (973) 652-6333
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


     As of February 18, 2003, there were 7,273,500 shares of the issuer's common stock, par value $0.001, issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes | | No |X|

                            HOSTING SITE NETWORK INC.
                DECEMBER 31, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----

           Special Note Regarding Forward Looking Information ...................................3

                                     PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements .................................................................4
Item 2.    Plan of Operation.................................................................. ..9
Item 3.    Controls and Procedures............................................................ ..9

                                      PART II - OTHER INFORMATION

Item 1.    Legal  Proceedings...................................................................10
Item 2.    Changes in Securities and Use of Proceeds............................................10
Item 6.    Exhibits and Reports on Form 8-K.....................................................10


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                                                                PAGE
                                                                                                ----

         Consolidated Balance Sheets as at December 31, 2002 (unaudited) and September 30, 2002....5

         Consolidated Statements of Operations for the three months ended
             December 31, 2002 and 2001 (unaudited)and for the period from May 31, 2000
                (inception) to December 31, 2002 (unaudited).......................................6

         Consolidated Statements of Cash Flows for the three months ended
             December 31, 2002 and 2001 (Unaudited) and for the period from May 31, 2000
                (inception ) to December 31,2002 (Unaudited).......................................7

         Notes to Consolidated Financial Statements (unaudited)....................................8


                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Entity)
                           CONSOLIDATED BALANCE SHEETS


                                                        ASSETS

                                                                             December 31,           September 30,
                                                                                  2002                    2002
                                                                           ------------------      ----------------
                                                                               (Unaudited)
Current Assets:
   Cash                                                                    $          286,842      $        281,547
   Loan receivable                                                                    185,864               200,000
   Accrued interest receivable                                                              -                 3,333
                                                                           ------------------      ----------------

       Total current assets                                                           472,706               484,880

Computer equipment, net of accumulated
   depreciation of $7,084 and $5,667                                                   21,252                22,669
                                                                           ------------------      ----------------

                                                                           $          493,958      $        507,549
                                                                           ==================      ================



                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                   $           22,095      $          9,163
                                                                           ------------------      ----------------

     Total current liabilities                                                         22,095                 9,163
                                                                           ------------------      ----------------

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000
     shares authorized; none outstanding                                                    -                     -
   Common stock, $.001 par value; 100,000,000
     shares authorized; 7,273,500 shares issued
     and outstanding                                                                    7,273                 7,273
   Additional paid in capital                                                         758,259               758,259
   Deferred stock based compensation                                                  (81,834)              (92,387)
   Accumulated deficit                                                               (211,835)             (174,759)
                                                                           ------------------      -----------------

     Total stockholders' equity                                                       471,863               498,386
                                                                           ------------------      ----------------
                                                                           $          493,958      $        507,549
                                                                           ==================      ================


                See Notes to Consolidated Financial Statements.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Entity)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                   Period From
                                                                                                   May 31,2000
                                                                  Three-months Ended               (Inception)
                                                                      December 31,                   Through
                                                            ------------------------------
                                                                   2002           2001           December 31,2002
                                                            -------------    -------------     ------------------
                                                                    (Unaudited)                    (Unaudited)
Revenues                                                    $           -    $           -     $                -

Operating expenses:
   General and administrative                                     (41,246)         (28,949)              (221,178)

   Interest income                                                  4,170               92                  9,343
                                                            -------------    -------------     ------------------
Net loss                                                    $     (37,076)   $     (28,857)    $         (211,835)
                                                            =============    =============     ==================

Basic loss per share                                        $        (.01)   $        (.01)    $             (.05)
                                                            =============    =============     ==================

Basic weighted average shares outstanding                       7,023,500        3,025,500              4,140,093
                                                            =============    =============     ==================





                See Notes to Consolidated Financial Statements.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Entity)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 Period From
                                                                                                 May 31,2000
                                                                  Three-months Ended             (Inception)
                                                                     December 31,                  Through
                                                            ------------------------------
                                                                2002              2001       December 31, 2002
                                                            -------------    -------------   -----------------
                                                                      (Unaudited)              (Unaudited)
Cash flow from operation activities:

Net loss                                                    $     (37,076)   $     (28,857)  $        (211,835)

Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation expense                                           1,417            1,417               7,084
     Stock based compensation                                      10,553           10,090              68,166
     Common stock issued for services                                   -                -              10,000
  Change in operating assets and liabilities:
     Accrued interest receivable                                    3,333            9,348                   -
     Accounts payable and accrued expenses                         12,932                -              22,095
                                                            -------------    -------------   -----------------

Net cash used in operating activities                              (8,841)          (8,002)           (104,490)
                                                            -------------    -------------   -----------------
Cash flow from investing activities:
    Advance of loan receivable                                          -                -            (200,000)
    Repayment of loan receivable                                   14,136                -              14,136

Purchase of computers and equipment                                     -                -             (28,336)
                                                            -------------    -------------   -----------------

Net cash used in investing activities                              14,136                -            (214,200)
                                                            -------------    -------------   -----------------

Cash flow from financing activities:
   Proceeds from private placement                                      -                -             605,532
                                                            -------------    -------------   -----------------
Increase (decrease) in cash                                         5,295           (8,002)            286,842

Cash, beginning of period                                         281,547           35,045                   -
                                                            -------------    -------------   -----------------

Cash, end of period                                         $     286,842    $      27,043   $         286,842
                                                            =============    =============   =================


Supplemental disclosure of non-cash
   investing and financing activities:

   Issuance of common stock for deferred
     offering costs                                         $           -    $           -   $         150,000
                                                            =============    =============   =================

   Issuance of common stock for services                    $           -    $           -   $          10,000
                                                            =============    =============   =================



                  See Notes Consolidated Financial Statements.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1 -  NATURE OF BUSINESS

          Hosting Site Network, Inc. (the "Company") was incorporated in the State of Delaware on May 31, 2000. The Company operates through its wholly owned subsidiary HSN, Inc. which was incorporated in the State of New Jersey on August 21, 2002. The Company is currently searching for new business opportunities.

NOTE 2 -  BASIS OF PRESENTATION AND CONSOLIDATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002.

          The consolidated financial statements include the accounts of Hosting Site Network, Inc. and its wholly owned subsidiaries, CreativeSites.com, Inc. for the period from September 14, 2000 through April 30, 2001 and HSN, Inc. for the period from August 21, 2001 through December 31, 2002. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          New Accounting Pronouncements

          Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 -  LOAN RECEIVABLE

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

          During December 2002 both parties entered into a Stipulation of Settlement that requires the Defendant to repay a total of $210,864 including principal, interest and attorney fees. The Defendant paid an initial $25,000 on December 31, 2002 and a certified check of $185,864 is due on or before March 15, 2003

ITEM 2   PLAN OF OPERATION


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

ITEM 3.  CONTROLS AND PROCEDURES

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

PART II  - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     99.1 Certificate of Chief Executive and Financial Officer.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HOSTING SITE NETWORK INC.


Dated:  February  19, 2003              By:  /s/ Scott Vicari
                                             ----------------------------------
                                             Scott Vicari
                                             President, Chief Executive and
                                             Accounting Officer

                                 CERTIFICATIONS

     I, Scott Vicari, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hosting Site Network, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date: February 19, 2003             /s/ Scott Vicari
                                      -----------------------------------------
                                      Scott Vicari
                                      Principal Executive and Financial Officer