Form 10QSB/A
period 2003-03-31
HOSTING SITE NETWORK INC
filed 2003-07-17
CIK 1157817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

(Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 33-73004

                            HOSTING SITE NETWORK INC.
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       13-4122844
          ----------                                     ------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

             32 Poplar Place
           Fanwood, New Jersey                                 07023
          ---------------------                               -------
(Address of principal executive offices)                    (Zip Code)

                                 (973) 652-6333
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


     As of May 12, 2003, there were 7,273,500 shares of the issuer's common stock, par value $0.001, issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes | | No |X|

                            HOSTING SITE NETWORK INC.
                 MARCH 31, 2003 QUARTERLY REPORT ON FORM 10-QSB/A
                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

        Special Note Regarding Forward Looking Information .............   3

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ...........................................   4
Item 2. Plan of Operation ..............................................   8
Item 3. Controls and Procedures ........................................   8

                           PART II - OTHER INFORMATION

Item 1. Legal  Proceedings .............................................   9
Item 2. Changes in Securities and Use of Proceeds ......................   9
Item 6. Exhibits and Reports on Form 8-K ...............................   9

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Consolidated Balance Sheets as at March 31, 2003 and September 30, 2002 ....   5

Consolidated Statements of Operations for the three and six months ended March 31, 2003 and 2002 and for the period from May 31, 2000
       (inception) to March 31, 2003 .......................................   6

Consolidated Statements of Cash Flows for the three and six months ended March 31, 2003 and 2002 and for the period from May 31, 2000
       (inception ) to March 31, 2003 ......................................   7

Notes to Consolidated Financial Statements .................................   8

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Entity)
                           CONSOLIDATED BALANCE SHEET



                             ASSETS
                                                         March 31, September 30,
                                                           2003         2002
                                                         ---------    ---------
                                                        (Unaudited)
Current Assets:
   Cash                                                  $ 443,786    $ 281,547
   Loan receivable                                              --      200,000
   Accrued interest receivable                                  --        3,333
                                                         ---------    ---------

       Total current assets                                443,786      484,880

Computer equipment, net of accumulated
   depreciation of $8,501 and $5,667                        19,835       22,669
                                                         ---------    ---------

                                                         $ 463,621    $ 507,549
                                                         =========    =========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                 $  18,757    $   9,163
                                                         ---------    ---------

     Total current liabilities                              18,757        9,163
                                                         ---------    ---------

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000
     shares authorized; none outstanding                        --           --
   Common stock, $.001 par value; 100,000,000
     shares authorized; 7,273,500 shares issued
     and outstanding                                         7,273        7,273
   Additional paid in capital                              758,259      758,259
   Deferred stock based compensation                       (71,727)     (92,387)
   Accumulated deficit                                    (248,941)    (174,759)
                                                         ---------    ---------
     Total stockholders' equity                            444,864      498,386
                                                         ---------    ---------

                                                         $ 463,621    $ 507,549


                 See Notes to Consolidated Financial Statements.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Entity)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                            Period from
                                                                                                            May 31, 2000
                                       Three Months Ended                    Six Months Ended                (inception)
                                            March 31,                            March 31,                     Through
                                 ------------------------------        ------------------------------        -----------
                                    2003                2002               2003               2002          March 31, 2003
                                 -----------        -----------        -----------        -----------        -----------
                                          (Unaudited)                            (Unaudited)                 (Unaudited)
Revenues:
Net sales                        $        --        $        --        $        --        $        --        $        --
                                 -----------        -----------        -----------        -----------        -----------

Expenses:
General and administrative            37,458             38,281             78,704             67,230            258,636
                                 -----------        -----------        -----------        -----------        -----------

Other Income:
Interest                                 352                 31              4,522                123              9,695
                                 -----------        -----------        -----------        -----------        -----------

Net loss                         $   (37,106)       $   (38,250)       $   (74,182)       $   (67,107)       $  (248,941)
                                 ===========        ===========        ===========        ===========        ===========


Basic loss per share             $     (0.01)       $     (0.01)       $     (0.01)       $     (0.02)
                                 ===========        ===========        ===========        ===========

Basic weighted average
shares outstanding                 7,273,500          3,023,500          7,273,500          3,023,500
                                 ===========        ===========        ===========        ===========




                 See Notes to Consolidated Financial Statements.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Entity)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                           Period from
                                                                                                           May 31, 2000
                                                             Three Months Ended       Six Months Ended      (inception)
                                                                 March 31,                March 31,           Through
                                                         ----------------------    ----------------------    ---------
                                                            2003         2002         2003        2002     March 31,2003
                                                         ---------    ---------    ---------    ---------    ---------
                                                              (Unaudited)                (Unaudited)        (Unaudited)
Cash flows from operating activities:
Net loss                                                 $ (37,106)   $ (38,250)   $ (74,182)   $ (67,107)   $(248,941)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation                                                 1,417        1,416        2,834        2,833        8,501
Stock based compensation                                    10,107       10,204       20,660       20,294       78,273
Common stock issued for services                                --           --           --           --       10,000
Decrease in accrued interest receivable                         --           --        3,333           --           --
Increase (decrease) in accounts payable
and accrued liabilities                                     (3,338)        (235)       9,594        9,113       18,757
                                                         ---------    ---------    ---------    ---------    ---------
Cash used in operating activities                          (28,920)     (26,865)     (37,761)     (34,867)    (133,410)
                                                         ---------    ---------    ---------    ---------    ---------

Cash flows from investing activities:
Advance of loan receivable                                      --           --           --           --     (200,000)
Repayment of loan receivable                               185,864           --      200,000           --      200,000
Investment in computers and equipment                           --           --           --           --      (28,336)
                                                         ---------    ---------    ---------    ---------    ---------
Cash provided by (used in) investing activities            185,864           --      200,000           --      (28,336)
                                                         ---------    ---------    ---------    ---------    ---------

Cash flows from financing activities:
Proceeds of private placement                                   --           --           --           --      605,532
                                                         ---------    ---------    ---------    ---------    ---------

Increase (decrease) in cash                                156,944      (26,865)     162,239      (34,867)     443,786
Cash, beginning of period                                  286,842       27,043      281,547       35,045           --
                                                         ---------    ---------    ---------    ---------    ---------
Cash, end of period                                      $ 443,786    $     178    $ 443,786    $     178    $ 443,786
                                                         =========    =========    =========    =========    =========

Supplemental Disclosure of non-cash investing
  and financing activities:
Issuance of common stock for deferred offering costs     $      --    $      --    $      --    $      --    $ 150,000
                                                         =========    =========    =========    =========    =========


                   See Notes Consolidated Financial Statements

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 1 - NATURE OF BUSINESS

          Hosting Site Network, Inc. (the "Company") (a developmental stage entity) was incorporated in the State of Delaware on May 31, 2000. The Company operates through its wholly owned subsidiary HSN, Inc. which was incorporated in the State of New Jersey on August 21, 2002. The Company is inactive and searching for new business opportunities.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB/A. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002.
         The consolidated financial statements include the accounts of Hosting Site Network, Inc. and its wholly owned subsidiaries, CreativeSites.com, Inc. for the period from September 14, 2000 through April 30, 2001 and HSN, Inc. for the period from August 21, 2001 through March 31, 2003. All material inter-company accounts and transactions have been eliminated in consolidation.


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

         During December 2002 both parties entered into a Stipulation of Settlement that requires the Defendant to repay a total of $210,864 including principal, interest and attorney fees. The Defendant paid $25,000 on December 31, 2002 and $185,864 on March 15, 2003.

ITEM 2. PLAN OF OPERATION


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

PART II  - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


         On November 15, 2002 we filed a Summons and Complaint in the Supreme Court of the State of New York, County of New York (Index No. 02604182) against 2 Chansis Inc., Ray Grimm Jr., and Alfred Hanser (collectively the "Defendants"). The suit sought $200,000 together with interest, attorneys fees, and such other relief as the court deemed proper. The action was based upon a July 12, 2002 Loan Agreement between us, 2 Chansis Inc., and Messrs. Grimm and Hanser pursuant to which we loaned 2 Chansis Inc. $200,000 and a related $200,000 promissory note (the "Note") dated July 17, 2002 issued to us by 2 Chansis Inc. and personally guaranteed by Messrs. Grimm and Hanser. The Note became due and payable on September 2, 2002 and, after several requests for payment thereon were ignored, the action was instituted. In December 2002 we entered into a Settlement Agreement with Defendants whereby Defendants agreed to pay us the sum of $210,864. This amount included interest and attorney's fees. Pursuant to the Settlement Agreement, the Defendant's paid us $25,000 on or about December 31, 2002 and $185,864 on or about March 15, 2003. We subsequently filed with the court a Stipulation of Discontinuance with prejudice dismissing the action.


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

                                            HOSTING SITE NETWORK INC.


Dated: May 13, 2003                         By: /s/ Scott Vicari
                                                -------------------------------
                                                Scott Vicari
                                                President, Chief Executive and
                                                Accounting Officer

                                 CERTIFICATIONS

         I, Scott Vicari, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Hosting Site Network, Inc.

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

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


Date: May 13, 2003                   /s/ Scott Vicari
                                     -----------------------------------------
                                     Scott Vicari
                                     Principal Executive and Financial Officer