Form 10QSB
period 2003-06-30
HOSTING SITE NETWORK INC
filed 2003-08-14
CIK 1157817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


(Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

             | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ________________

                        Commission file number 33-73004

                           HOSTING SITE NETWORK INC.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                        13-4122844
-------------------------------                       --------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

    32 Poplar Place
Fanwood, New Jersey                                           07023
-----------------------------                           ---------------
(Address of principal executive offices)                    (Zip Code)

                                 (973) 652-6333
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     As of August 11, 2003, there were 7,273,500 shares of the issuer's common stock, par value $0.001, issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes | | No |X|

                           HOSTING SITE NETWORK INC.
                 JUNE 30, 2003 QUARTERLY REPORT ON FORM 10-QSB
                               TABLE OF CONTENTS

                                                                            PAGE

        Special Note Regarding Forward Looking Information...................3

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.................................................4
Item 2. Plan of Operation...................................................10
Item 3. Controls and Procedures.............................................10

                          PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds...........................11
Item 6. Exhibits and Reports on Form 8-K....................................11

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forwardlooking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forwardlooking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                            PAGE


Consolidated Balance Sheet as at June 30, 2003 ...............................5

Consolidated Statements of Operations for the three and nine months ended June 30, 2003 and 2002 and for the period from May 31, 2000
(inception) to June 30, 2003..................................................6

Consolidated Statements of Cash Flows for the nine months ended
June 30, 2003 and 2002 and for the period from May 31, 2000
(inception ) to June 30, 2003.................................................7

Notes to Consolidated Financial Statements ...................................8

                    Hosting Site Network, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2003


                                     Assets

 Cash                                                           $     414,601

 Computers and equipment , net of
      accumulated depreciation of $9,918                               18,418
                                                                  -----------

                                                                $     433,019
                                                                  ===========

 Liabilities and Shareholders' Equity

 Accounts payable and accrued liabilities                       $       3,847
                                                                  -----------

 Shareholders' equity:
      Preferred stock, $.0001 Par value, 5,000,000
          shares authorized; none outstanding                               -
      Common stock, $.001 par value; 100,000,000 shares
        authorized; 7,273,500 shares issued and outstanding             7,273
      Additional paid in capital                                      758,259
      Deferred stock based compensation                               (61,505)
      Accumulated Deficit                                            (274,855)
                                                                  -----------
          Total Shareholders' equity:                                 429,172
                                                                  -----------
                                                                $     433,019
                                                                  ===========


                 See Notes to Consolidated Financial Statements

                    Hosting Site Network, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                                                            Period from
                                                                                                           May 31, 2000
                                                                                                           (inception)
                                  Three Months Ended June 30,        Nine Months Ended June 30,               Through
                                       2003            2002              2003            2002              June 30, 2003
                                   -----------     -----------       -----------       -----------        ---------------
                                   (Unaudited)     (Unaudited)        (Unaudited)      (Unaudited)          (Unaudited)

General and administrative
expenses                          $     26,544    $     23,551      $    105,248      $     90,781       $        285,180


Interest income                            630              53             5,152               176                 10,325
                                   -----------     -----------       -----------       -----------        ---------------

Net loss                          $   (25,914)    $   (23,498)      $  (100,096)      $   (90,605)       $      (274,855)
                                   ===========     ===========       ===========       ===========        ===============

Basic loss per share              $          *    $     (0.01)      $     (0.01)      $     (0.02)
                                   ===========     ===========       ===========       ===========

Basic weighted average
       shares outstanding            7,273,500       3,023,500         7,273,500         3,023,500
                                   ===========     ===========       ===========       ===========


 *     - Amount is less than $0.01







                 See Notes to Consolidated Financial Statements.

                    Hosting Site Network, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                                  Period from
                                                                                                  May 31, 2000
                                                                Nine Months Ended June 30,         (inception)
                                                            --------------------------------         Through
                                                                 2003                 2002        June 30, 2003
                                                            -------------         ----------      --------------
                                                             (Unaudited)          (Unaudited)       (Unaudited)

Cash flows from operating activities:
      Net loss                                              $     (100,096)    $    (90,605)    $    (274,855)
      Adjustments to reconcile net loss
          to cash used in operating activities:
             Depreciation                                            4,251            4,250            9,918
             Stock based compensation                               30,882           30,612           88,495
             Common stock issued for services                            -              -             11,000
      Changes in assets and liabilities:
          Accounts payable and accrued liabilities                  (5,316)          17,282            4,490
                                                              -------------       ----------      ------------
             Cash used in operating activities                     (70,279)         (38,461)         (160,952)
                                                             -------------        ----------      ------------
Cash flows from investing activities:
      Advance of loan receivable                                         -              -            (200,000)
      Repayment of loan and interest receivable                    203,333              -             200,000
      Investment in computers and equipment                              -              -             (28,336)
                                                             -------------        ----------      ------------
          Cash provided by (used in) investing activities          203,333              -             (28,336)
                                                             -------------        ----------      ------------

Cash flows from financing activities:
      Proceeds of private placement                                      -              -             603,889
      Proceeds from note payable                                         -              -              25,000
      Repayment of note payable                                          -           25,000           (25,000)
                                                             -------------        ----------      ------------
          Cash provided by (used in) financing activities                -           25,000           603,889
                                                             -------------        ----------      ------------

Increase (decrease) in cash                                        133,054          (13,461)          414,601
Cash, beginning of period                                          281,547           35,045               -
                                                             -------------        ----------      ------------
Cash, end of period                                         $      414,601     $     21,584     $     414,601
                                                             =============        ==========      ============



                 See Notes to Consolidated Financial Statements.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003




NOTE 1 - NATURE OF BUSINESS

Hosting Site Network, Inc. (the "Company") (a developmental stage company) was incorporated in the State of Delaware on May 31, 2000 and its wholly owned subsidiary HSN, Inc. ("HSN") was incorporated in the State of New Jersey on August 21, 2002. The Company and HSN are inactive and are searching for new business opportunities.


NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002.

The consolidated financial statements include the accounts of Hosting Site Network, Inc. and its wholly owned subsidiaries, CreativeSites.com, Inc. (for the period from September 14, 2000 through April 30, 2001) and HSN, Inc. (for the period from August 21, 2001 through March 31, 2003). All material inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3 - RECENT ACCOUNTING PRONOUCEMENTS

- In December 2002, the Financial Accounting Standards Board, "FASB" issued Statement of Financial Accounting Standards, ("SFAS") No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's consolidated financial statements.


- In April 2003, the FASB issued SFAS No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of SFAS 149 and does not expect the adoption of the statement, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial position or results of operations.

- In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 has not had a material effect on the Company's financial position or results of operations.


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

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by Rogoff & Company, P.C., our external auditor. Nonaudit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved the engagement of Rogoff & Company, P.C. to perform any non-audit services in 2003, except for income tax preparation.

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

                                        HOSTING SITE NETWORK INC.



Dated: August 12, 2003                  By: /s/ Scott Vicari
                                            ---------------------
                                            Scott Vicari
                                            President, Chief Executive and
                                            Accounting Officer

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

  4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the registrant and have;

  (a) Designed such disclosure controls and procedures to ensure that materia l information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the Quarterly Report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

        Date: August 12, 2003      /s/ Scott Vicari
                                   ------------------
                                       Scott Vicari
                                       Principal Executive and Financial Officer