Form 10KSB
period 2003-09-30
HOSTING SITE NETWORK INC
filed 2004-01-06
CIK 1157817

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             (Mark One)
                   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: September 30, 2003

                                       OR

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to ___________

                  Commission file number             333-73004

                            HOSTING SITE NETWORK INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                              13-4122844
---------------------------------                            -------------------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

    32 Poplar Place, Fanwood, NJ                                    07023
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: (973) 652-6333

Securities registered under Section 12(b) of the Exchange Act: None

Name of each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Exchange Act: None

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year. None

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

      As of December 24, 2003 there were 4,253,500 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on December 24, 2003 was $42,535 based on the average closing bid and asked price of our common stock on December 23, 2003, which was $.01 per share.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,273,500 shares as of December 24, 2003.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page
-----------------------                                                     ----

Forward Looking Statements..................................................   3

PART 1

    Item 1.  Description of Business........................................   3

    Item 2:  Description of Property........................................   4

    Item 3.  Legal Proceedings..............................................   4

    Item 4.  Submission of Matters to Vote of Security Holders..............   4

PART II

    Item 5.  Market for Common Equity and Related Stockholders..............   4

    Item 6.  Plan of Operation..............................................   6

    Item 7.  Financial Statements...........................................   7

    Item 8.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure ........................................  21

    Item 8A. Controls and Procedure.........................................  21

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control Person;
               Compliance with Section 16(a) of the Exchange Act............  22

    Item 10. Executive Compensation.........................................  24

    Item 11. Security Ownership of Certain Beneficial Owners and Management.  25

    Item 12. Certain Relationships and Related Transactions.................  27

    Item 13. Exhibits, List and Reports on Form 8-K.........................  28

    Item 14. Principal Accountant Fees and Services.........................  29

                           FORWARD-LOOKING STATEMENTS

      Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Plan of Operation" and "Business". You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

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

Research and Development

      During the fiscal years ended September 30, 2003 and September 30, 2002 we made no expenditures on research and development.

Employees

      As of December 22, 2003 our only employees are our two executive officers.

                        ITEM 2. DESCRIPTION OF PROPERTY

      We do not own any real property, plant or material equipment. Our president provides us with the use of approximately 250 square feet of office space in Fanwood, New Jersey on a rent free basis.

                           ITEM 3. LEGAL PROCEEDINGS

      No legal proceedings are presently pending or threatened.

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

    Quarter Ended                 High Bid         Low Bid
    -------------                 --------         -------
June 30, 2002                      $0.00            $0.00
September 30, 2002                 $0.06            $0.03
December 31, 2002                  $0.05            $0.04
March 31, 2003                     $0.04            $0.02
June 30, 2003                      $0.02            $0.02
September 30, 2003                 $0.02            $0.02

Holders

      As of December 22, 2003, there were approximately 20 record holders of our common stock.

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

Securities Authorized For Issuance Under Equity Corporation Plans

                      Equity Compensation Plan Information

--------------------------------------------------------------------------------------------------------------------
                                        Number of Securities
                                         to be issued upon       Weighted-average    Number of securities remaining
                                            exercise of         exercise price of    available for future issuance
                                        outstanding options,       outstanding       under equity compensation plans
                                        warrants and rights     options, warrants    (excluding securities reflected
                                                (a)               and rights (b)            in column (a)) (c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved              N/A                    N/A                         N/A
by security holders
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
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

                          ITEM 7. FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Independent Accountants' Report - 2003.......................................  8

Independent Accountants' Report - 2002.......................................  9

Consolidated Balance Sheet as at September 30, 2003 ......................... 10

Consolidated Statements of Operations for the years ended September 30,
  2003 and September 30, 2002 ............................................... 11

Consolidated Statement of Stockholders' Equity for the years ended
  September 30, 2003 and September 30, 2002 ................................. 12

Consolidated Statements of Cash Flows for the years ended
  September 30, 2003 and September 30, 2002 ................................. 13

Notes to Consolidated Financial Statements................................ 14-20

                        Report of Independent Accountants

To the Board of Directors and
Stockholders of Hosting Site Network, Inc.

      We have audited the accompanying consolidated balance sheet of Hosting Site Network, Inc. and Subsidiary as of September 30, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hosting Site Network, Inc. and Subsidiary as of September 30, 2003, and the consolidated results of their operations and their consolidated cash flows for the year ended September 30, 2003 in conformity with accounting principles generally accepted in the United States.


                                        /s/ Most & Company, LLP
                                        ----------------------------------------
                                        Most & Company, LLP

New York, New York
December 22, 2003

                         Independent Accountants' Report

To the Board of Directors and
Stockholders of Hosting Site Network, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Hosting Site Network, Inc. and Subsidiary for the year ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and cash flows of Hosting Site Network, Inc. and Subsidiary for the year ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ Rogoff & Company, P. C.
                                        ----------------------------------------
                                        Rogoff & Company, P.C.

New York, New York
December 23, 2002, except for the last paragraph of Note 3, as to which the date is December 31, 2002

                    Hosting Site Network, Inc. and Subsidiary
                           Consolidated Balance Sheet
                               September 30, 2003

                    Assets

Current Asset
     Cash                                                             $ 410,440

Computers and equipment, net of
     accumulated depreciation of $11,335                                 17,001
                                                                      ---------

         Total Assets                                                 $ 427,441
                                                                      =========

       Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable and accrued liabilities                         $   3,847
                                                                      ---------
Shareholders equity
     Preferred stock, $.0001 Par value, 5,000,000
         shares authorized; none outstanding
     Common stock, $.001 par value; 100,000,000 shares
         authorized; 7,273,500 shares issued and outstanding              7,273
     Additional paid-in capital                                         758,259
     Deferred compensation                                              (51,168)
     Accumulated deficit                                               (290,770)
                                                                      ---------
         Total Shareholders Equity                                      423,594
                                                                      ---------
                                                                      $ 427,441
                                                                      =========

                 See Notes to Consolidated Financial Statements.

                    Hosting Site Network, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                                   Years Ended September 30,
                                                -------------------------------
                                                    2003                2002
                                                -----------         -----------

General and administrative expenses             $  (122,200)        $  (108,453)

Interest income                                       6,189               3,709
                                                -----------         -----------

      Net loss                                  $  (116,011)        $  (104,744)
                                                ===========         ===========

Basic loss per share                            $     (0.02)        $     (0.02)
                                                ===========         ===========

Basic weighted average
  shares outstanding                              7,273,500           6,228,979
                                                ===========         ===========

                 See Notes to Consolidated Financial Statements.

                           Hosting Site Network, Corp
                        Statement of Stockholders' Equity

                                                    Common Stock         Additional
                                               ----------------------      Paid-in      Accumulated     Deferred
                                                 Shares        Amount      Capital        Deficit      Compensation        Total
                                               ---------      -------      --------      ---------     ------------      ---------
Balance, October 1, 2001                       6,023,500      $ 6,023      $259,509      $ (70,015)      $(133,434)      $  62,083

Issuance of common stock and warrants
  relating to a subscription agreement in
  August 2002                                  1,250,000        1,250       498,750                                        500,000

Amortization of deferred compensation                                                                       41,047          41,047

Net loss                                                                                  (104,744)                       (104,744)
                                               ---------      -------      --------      ---------       ---------       ---------
      Balance, September 30, 2002              7,273,500        7,273       758,259       (174,759)        (92,387)        498,386

Amortization of deferred compensation                                                                       41,219          41,219

Net loss                                                                                  (116,011)                       (116,011)
                                               ---------      -------      --------      ---------       ---------       ---------
      Balance, September 30, 2003              7,273,500      $ 7,273      $758,259      $(290,770)      $ (51,168)      $ 423,594
                                               =========      =======      ========      =========       =========       =========

                    Hosting Site Network, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                       Years Ended September 30,
                                                       -------------------------
                                                          2003           2002
                                                       ---------      ---------

Cash flows from operating activities
     Net loss                                          $(116,011)     $(104,744)
     Adjustments to reconcile net loss
         to cash used in operating activities
            Depreciation                                   5,668          5,667
            Stock based compensation                      41,219         41,047

     Changes in assets and liabilities
         Accrued interest receivable                       3,333         (3,333)
         Accounts payable and accrued liabilities         (5,316)         7,865
                                                       ---------      ---------

            Cash used in operating activities            (71,107)       (53,498)
                                                       ---------      ---------

Cash flows from investing activities
     Collection (advance) of loan receivable             200,000       (200,000)
                                                       ---------      ---------

Cash flows from financing activities
     Proceeds of private placement                                      500,000
                                                       ---------      ---------

            Increase in cash                             128,893        246,502

Cash, beginning of period                                281,547         35,045
                                                       ---------      ---------

Cash, end of period                                      410,440      $ 281,547
                                                       =========      =========

        See Notes to Consolidated Financial Statements.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    OPERATIONS

      Hosting Site Network, Inc. (Company) was incorporated in Delaware on May 31, 2000 and HSN, Inc. (HSN), its wholly owned subsidiary, was incorporated in New Jersey on August 21, 2001. The Company is inactive and is currently searching for business opportunities

      From inception through September 30, 2002, the Company was in the developmental stage.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The consolidated financial statements include the accounts of the Company and HSN. All material intercompany balances and transactions have been eliminated.

      Computers and Equipment

      Computers and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over five years. Routine maintenance and repairs and minor replacement costs are charged to expense as incurred, while expenditures that extend the life of these assets are capitalized. Upon the disposal or retirement, the asset cost and related accumulated depreciation will be eliminated from the respective accounts and the resulting gain or loss, if any, will be included in the results of operations.

      The carrying value of fixed assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows.

      Income Taxes

      Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when realization is not considered more likely than not.

      Stock Based Compensation

      Compensation costs for stock, stock options, etc., issued to employees and non-employees are based on the fair value method.

      Basic Net Loss Per Share

      Basic net loss per share was computed by dividing net loss for the year by the basic weighted average number of shares outstanding during the year. Diluted net loss per share was not presented as they are anti-dilutive.

      Financial Instruments

      The carrying amounts of financial instruments, including cash and accounts payable and accrued liabilities, approximate their fair values because of their relatively short maturity.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

      New Accounting Pronouncements

      In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS 146). SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires these costs to be recognized when the liability is incurred and not at project initiation. The Company does not expect this SFAS 146 to have a material impact on the financial statements.

      In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and disclosure," (SFAS 148). SFAS 148 is effective for fiscal years ending after December 15, 2002 and provides guidance and related disclosure for the voluntary adoption of the fair value method of valuing stock based compensation. The Company does not expect this SFAS 148 to have a material impact on the financial statements, as the Company had previously adopted the fair value method.

3.    LOAN RECEIVABLE

      On July 17, 2002 the Company entered into a promissory note (Note) for $200,000 with an unrelated third party, with interest accruing at 8%, per annum. The Note was in conjunction with a letter of intent dated July 11, 2002 pursuant to an acquisition agreement where the Company would acquire the unrelated entity. The Note required repayment fifteen days after termination of the letter of intent, which occurred on August 10, 2002. On November 15, 2002 the Company brought a collection action against the unrelated third party for all principal and interest due.

      During December 2002, the parties settled the matter and the unrelated party agreed to repay a total of $210,864, including principal, interest and fees, and such amount was collected.

4.    INCOME TAX

      The Company has not recorded a tax liability for either federal or state income taxes because the Company has a net loss for the years ended September 30, 2003 and 2002. At September 30, 2003 the Company has a net operating loss carryforward of approximately $189,000 to reduce future Federal taxable income through 2023. Deferred tax assets have been offset by an allowance because it is more likely than not, that the deferred tax asset will not be realized

      As of September 30, 2003, components of deferred tax assets were as follows:

Net operating loss                                                 $  76,000
Deferred compensation                                                 40,000
Depreciation                                                          (5,000)
                                                                   ---------
                                                                     111,000

Valuation allowance                                                 (111,000)
                                                                   ---------
                                                                        None
                                                                   =========

      For the years ended September 30, 2003 and 2002, deferred income tax expense consisted of the following:

                                                           2003          2002
                                                           ----          ----

Net operating loss                                       $ 32,000      $ 29,000
Deferred compensation                                      17,000        17,000
Depreciation                                               (3,000)
                                                         --------      --------
                                                           46,000        46,000

Valuation allowance                                       (46,000)      (46,000)
                                                         --------      --------
                                                             None          None
                                                         ========      ========

      For the years ended September 30, 2003 and 2002, the following is a reconciliation of expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

                                                       2003           2002
                                                     --------       --------
Expected income tax benefit                          ($38,000)      ($39,000)
State taxes                                            (8,000)        (7,000)
Change in valuation allowance                          46,000         46,000
                                                     --------       --------
                                                         NONE           NONE
                                                     ========       ========

5.    EQUITY

      During August 2002, the Company completed the sale under a private placement of 1,250,000 shares and 1,250,000 warrants for $500,000. Each warrant entitles the holder to purchase one share of common stock exercisable at $1.20, per share, through August 2007.

      On March 6, 2002, the Board of Directors of the Company approved a plan to increase the Company's authorized common stock from 20,000,000 shares to 100,000,000 shares and the authorized preferred stock from 1,000,000 shares to 5,000,000 shares.

      Reserved Shares

      As of September 30, 2003, the Company has reserved shares of common stock, as follows:

Warrants                                                               1,250,000
Options                                                                1,000,000
                                                                       ---------
                                                                       2,250,000
                                                                       =========

6.    STOCK OPTION PLAN

      In December 2002, the Company terminated its 2001 Stock Option Plan and adopted the 2002 Non-Statutory Stock Option Plan (Plan). The Company had granted no options under the 2001 Stock Option Plan.

      The Plan provides for the granting of non-statutory stock options, through 2012, to purchase up to 1,000,000 shares of common stock, subject to adjustment for a stock split, stock dividend, recapitalization or similar capital change. Options may be granted to employees (including officers) and directors of the Company and certain of the Company's consultants and advisors.

      The Plan is administered by the Company's Board of Directors, which determines the grantee, number of shares and exercise price and period. The Board of Directors also interprets the provisions of the Plan and, subject to certain limitations, may amend the Plan. As of December 22, 2003, no options have been granted.

7.    RELATED PARTIES

      The Company is committed under an employment agreement (Agreement), as amended, to the Company's president for employment through April 30, 2004. Under the agreement, the Company previously issued 3,000,000 shares of common stock in exchange for compensation. If employment with the Company is terminated under certain conditions, prior to December 31, 2004, the officer will forfeit the entire 3,000,000 shares, if prior to December 31, 2005, 2,000,000 shares and if prior to December 31, 2006, the remaining 1,000,000 shares. The compensation had been amortized over the employment term through December 2002 and thereafter, over the balance of the forfeit period. For the years ended September 30, 2003 and 2002, compensation expense was $41,219 and $41,047, respectively.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

      Rogoff & Company, P.C. was our independent certifying accountant for the fiscal years ended September 30, 2002 and September 30, 2001. On December 10, 2003, they were dismissed by us and we subsequently engaged Most & Company, LLP, 275 Madison Avenue, New York, NY 10016, as our certifying accountant for the fiscal year ended September 30, 2003. The dismissal of Rogoff & Company, P.C. and appointment of Most & Company, LLP was approved by our board of directors.

      The reports of Rogoff & Company, P.C. on our financial statements for each of the fiscal years ended September 30, 2002 and September 30, 2001 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

      In connection with the audits for the fiscal years ended September 30, 2002 and September 30, 2001 and during the subsequent interim period through December 10, 2003, there were no disagreements between us and Rogoff & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Rogoff & Company, P.C. to make reference to the subject matter of the disagreement in connection with their reports.

      In connection with the audits of the fiscal years ended September 30, 2002 and September 30, 2001 and during the subsequent interim period through December 10, 2003, Rogoff & Company, P.C. did not advise us that:

      o internal controls necessary for us to develop reliable financial statements did not exist;

      o information had come to their attention that led them to no longer be able to rely on our management's representations or made them unwilling to be associated with the financial statements prepared by our management;

      o there was a need to expand significantly the scope of their audit, or that information had come to their attention during such time periods that if further investigated might materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statement; or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report;

      o information had come to their attention that they had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

                        ITEM 8A. CONTROLS AND PROCEDURES

      Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, our principal executive and financial officer concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

      Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by Most & Company, LLP., our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved Most & Company, LLP. to perform any non-audit services.

                                    PART III

                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                               OF THE EXCHANGE ACT

Executive Officers and Directors

      The following table sets forth certain information, as of December 22, 2003, with respect to our directors and executive officers.

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

                                                              Date of Election
                                                               or Appointment
Name             Positions Held                       Age        as Director
----             --------------                       ---     ----------------

Scott Vicari     Chairman of the Board, President,    31       April 30, 2001
                 Treasurer, CEO, CFO, Controller

Matthew Sebal    Secretary, Director                  33       April 30, 2001

Ralph Brown      Director                             70       April 30, 2001

      The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

      Scott Vicari has served as our President, Treasurer, CEO, CFO, Controller and Chairman of the Board since April 30, 2001. Mr. Vicari is responsible, among other things, for our accounting and financial reporting. Mr. Vicari has worked in the computer network hardware/software industry since 1991. Mr. Vicari is a co-owner of Accounteks, LLC, which provides computer consulting to help clients maintain and operate their accounting and billing computer systems. From 1991 to 1996 he was the manager of Information Systems for Clinton Industries Incorporated, an industrial sewing machine manufacturer. From 1997 to 2001 he was a network consultant with e-partners, Inc., an accounting software consultant. During that period he was trained and certified on numerous industry standard software/hardware including Microsoft, Novel, Cisco, Citrix and Sage. He currently holds Microsoft MCSE, Cisco CCNA and Best Software certifications. He has worked as an IT administrator and IT consultant implementing a variety of network software/hardware and Internet projects for numerous clients. Mr. Vicari graduated from Bergen Community College in New Jersey with an A.S. degree in Business Management in 1994.

      Matthew Sebal has served as our Secretary and Director since April 30, 2001. From January 2002 to the present Mr. Sebal has served as President and as a Director of 51st State Systems, Inc. a privately held company. 51st State Systems develops web sites and web-based applications for small-to-medium organizations in industry, government, and education. From May 2002 to present Mr. Sebal has served as President and as a Director of DCM Enterprises, Inc., a publicly reporting management and investment holding company. From July 2002 to present Mr. Sebal has served as Chairman of the Board of Directors of NES Worldwide, Inc., a Delaware corporation, engaged in the filing of EDGAR(R) reports on behalf of public companies with the United States Securities and Exchange Commission. From September 2002 to present, Mr. Sebal has served as a Director of BHC, Inc., a Delaware corporation engaged as a provider of branded online marketing and distribution of travel products and services for leisure and small business travelers. From the period between June 2000 to January 2003, Mr. Sebal held one or more of the following the positions: Secretary, President, Chairman and CEO, and Director, of Return Assured Incorporated. Return Assured Incorporated had been a publicly reporting company involved in enabling e-retail transactions. As of January, 2003 Return Assured Incorporated is no longer a publicly reporting company. Return Assured Incorporated has had no operations since 2001. From November 2000 to October 2003 Mr. Sebal served as a Director of Mindfuleye, Inc., a publicly reporting company that developed software for licensing to the investment community. The software delivered proprietary content directly to users by web, desktop, wireless, and e-mail interfaces. As of October, 2003 Mindfuleye, Inc. is no longer a publicly reporting company. Mindfuleye, Inc has had no operations since 2001. From December 1998 to June 2000, Mr. Sebal was a Principal in IBM's e-business Services Group for Canada. From 1997 to 1998, Mr. Sebal was Director of Business Development for Communicate.com (formerly IMEDIAT Digital). From 1995 to 1997, Mr. Sebal was a Senior Account Manager for Emerge Online, Inc. a web site design and development firm. Mr. Sebal holds a baccalaureate degree in Political Science from the University of Western Ontario, Canada. Mr. Sebal works approximately 30 hours per week for NES Worldwide.

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

                        ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended September 30, 2003 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2003 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2003 that received annual compensation during the fiscal year ended September 30, 2003 in excess of $100,000.

                           Summary Compensation Table

                                                                                       Long-Term Compensation
                                          Annual Compensation                  ------------------------------------
                      Fiscal Year   -----------------------------              Restricted
Name and                 Ended                          Other        Options/     Stock       LTIP      All Other
Principal Position    September 30,  Salary   Bonus  Compensation     SARs        Awards     Payouts   Compensation
------------------    -------------  ------   -----  ------------    --------  -----------   -------   ------------
Scott Vicari,            2003           0        0           0          0           0           0           0
Chief Executive          2002           0        0           0          0           0           0           0
Officer, President       2001           0        0    $150,000(1)       0           0           0           0

----------
(1) On or about April 30, 2001 we issued 3,000,000 restricted shares of our common stock to Mr. Vicari pursuant to Mr. Vicari's three year employment agreement with us dated April 30, 2001. These shares are subject to forfeiture based upon the term of his employment with us. Due to the inactivity of the Company, in December 2003 we revised Mr. Vicari's employment agreement to extend the vesting periods on the 3,000,000 shares issued in the employment agreement. As the result of the amendment, if Mr. Vicari is not employed by us at December 31, 2004 he forfeits all of the shares. If Mr. Vicari is employed by us at December 31, 2004 but not employed by us at December 31, 2005 he forfeits 2,000,000 of the shares. If Mr. Vicari is employed by us at December 31, 2005 but not employed by us at December 31, 2006 he forfeits 1,000,000 of the shares.

Option/SAR Grants In Last Fiscal Year

      No stock options or stock appreciation rights were granted to the named executive during the fiscal year ended September 30, 2003.

Stock Option Plans

      The named executive did not participate in any Company stock option plans during the fiscal year ended September 30, 2003.

Aggregate Option/SAR Exercises and Fiscal Year End Option/SAR Values

      During the fiscal year ended September 30, 2003 there were no exercises of stock options by the named executive. As at September 30, 2003 the named executive owned no stock options. The named executive has never received stock appreciation rights.

Long Term Incentive Plan Awards

      We made no long-term incentive plan awards to the named executive officer during the fiscal year ended September 30, 2003.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

      During the fiscal year ended September 30, 2003 we had no employment agreements, compensation plans or arrangements with respect to the named executive officer which would in any way result in payments being made to such executive officer because of his resignation, retirement or other termination of employment with us or our subsidiaries, or because of any change in control or a change in such executive officer's responsibilities following a change in control.

Compensation of Directors

      Ralph Brown is paid $333 per month for serving as a director. None of our other directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended September 30, 2003 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Report on Repricing of Options/SARs

      During the fiscal year ended September 30, 2003 we did not adjust or amend the exercise price of stock options or SARs previously awarded to the named executive

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

      The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 22, 2003 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

       Name and Address                   Shares of Common Stock   Percentage
     of Beneficial Owner                    Beneficially Owned    Ownership (1)
     -------------------                    ------------------    -------------

Seloz Gestion & Finance SA (2)                     700,000(3)         9.2%
1, Rue Hugo-de-Senger
1211 Geneva 4
Switzerland

CCD Consulting Commerce Distribution AG (4)        700,000(3)         9.2%
Glockengasse 4
4001 Basel
Switzerland

Scott Vicari                                     3,000,000(5)        41.2%
262 Gettysburg Way
Lincoln Park, NJ 07035

Matthew Sebal                                       10,000             (6)
938 Howe Street, Suite 402
Vancouver, British Columbia V6Z 1N9
Canada

Ralph Brown                                         10,000             (6)
112 St. Claire Avenue West, Suite 400
Toronto, Ontario M4V 2Y3
Canada

All directors and executive officers             3,020,000           41.5%
as a group (3 persons)

----------
(1) Based upon 7,273,500 shares issued and outstanding as at December 22, 2003.

(2)   The beneficial owner of Seloz Gestion & Finance SA is Rene Belser.

(3)   Includes 350,000 shares underlying presently exercisable warrants.

(4)   The beneficial owner of CCD Consulting Commerce Distribution AG is Fred
      Dukas.

(5) Pursuant to the terms of Mr. Vicari's employment agreement, as amended, if he is no longer employed with us prior to December 31, 2004 he forfeits all 3,000,000 shares. If he is employed by us at December 31, 2004 but no longer employed with us at December 31, 2004 he forfeits 2,000,000 of these shares. If he is employed by us at December 31, 2005 but no longer employed with us at December 31, 2006 he forfeits 1,000,000 of these shares.

(6)   Less than 1%

Changes in Control

      Not Applicable.

                       ITEM 12. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

      In April, 2001 we issued 3,000,000 shares of our common stock to our president Scott Vicari in consideration of his engagement as our president. These shares are subject to forfeiture based upon the term of his employment. Pursuant to the terms of our employment contract with Mr. Vicari, as amended, if he is no longer employed with us prior to December 31, 2004 he forfeits all 3,000,000 of these shares. If he is employed by us at December 31, 2004 but no longer employed with us prior to December 31, 2005 he forfeits 2,000,000 of these shares. If he is employed by us at December 31, 2005 but no longer employed with us prior to December 31, 2006 he forfeits 1,000,000 of these shares. These shares were valued at $.05 per share.

      Ralph Brown is paid $333 per month for serving as a director.

                ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Reports on Form 8-K

      None.

Exhibits

      The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit         SEC Report
  No.         Reference Number                               Description
  ---         ----------------                               -----------
  3.1               3.1                Certificate of Incorporation of Registrant filed May 31, 2000. (1)

  3.2               3.2                Certificate of Amendment to Certificate of Incorporation of Registrant
                                       filed March 6, 2002. (4)

  3.3               3.2                By-Laws of Registrant. (1)

  3.4               3.3                Amended By-Laws of Registrant. (3)

 10.1              10.1                Registrant's 2001 Stock Option Plan adopted April 30, 2001. (1)

 10.2              10.2                Executive Employment Agreement dated April 30, 2001 between Registrant and
                                       Scott Vicari. (2)

 10.3              10.3                Registrant's 2002 Non-Statutory Stock Option Plan

 10.4              10.4                Amendment dated December 2, 2002 to Executive Employment Agreement dated
                                       April 30, 2001 between Registrant and Scott Vicari(5)

 10.5              10.5                Loan Agreement dated as of July 12, 2002 by and among Registrant, 2
                                       Chansis, Inc., Ray Grimm and Alfred Hanser(5)

 10.6                                  Amendment dated December 10, 2003 to
                                       Executive Employment Agreement dated
                                       April 30, 2001 between Registrant and
                                       Scott Vicari(6)

 21                                    List of Subsidiaries of Registrant(6)

 31.1/31.2                             Rule 13(a) - 14(a)/15(d) - 14(a) Certification of Principal Executive and
                                       Financial Officer(6)

 32.1/32.2                             Rule 1350 Certification of Chief Executive and Financial Officer(6)

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

(5) Filed with the Securities and Exchange Commission on January 14, 2003 as an exhibit, numbered as indicated above, to the Registrant's Annual Report on Form 10KSB for the fiscal year ended September 30, 2002.

(6)   Filed herewith.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

      Our former principal accountant, Rogoff & Company, P.C. billed us for aggregate fees in the amount of approximately $10,760 and $12,000 during the fiscal years ended September 30, 2003 and 2002, respectively. These amounts were billed for professional services that Rogoff & Company, P.C. provided for the audit of our annual financial statements, review of the financial statements included in our reports on Form 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years. Of these amounts, $4,000 was directly attributable to audit fees for each of the fiscal years ended September 30, 2003 and September 30, 2002.

Audit-Related Fees.

      Rogoff & Company, P.C. billed us for aggregate fees in the amount of $6,000 and $7,100 during the fiscal years ended September 30, 2003 and 2002, respectively, for audit related services.

Tax Fees.

      Rogoff & Company, P.C. billed us for aggregate fees in the approximate amount of $760 and $900 during the fiscal years ended September 30, 2003 and 2002, respectively, for tax compliance, tax advice, and tax preparation.

All Other Fees.

      Rogoff & Company, P.C. billed us for aggregate fees in the amount of $-0-for the fiscal years ended September 30, 2003 and 2002 for other fees.

Audit Committee's Pre-Approval Practice.

      Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

      The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

--------------------------------------------------------------------------------
             Percentage of total fees paid to Rogoff & Company, P.C.
--------------------------------------------------------------------------------
                               Fiscal Year 2003           Fiscal Year 2002
--------------------------------------------------------------------------------
Audit fees                          37.17%                     33.33%
--------------------------------------------------------------------------------
Audit-related fees                  55.76%                     59.17%
--------------------------------------------------------------------------------
Tax fees                             7.06%                      7.5%
--------------------------------------------------------------------------------
All other fees                        0%                         0%
--------------------------------------------------------------------------------

      Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Exchange Act by non-reporting issuers:

      The issuer has not yet sent, nor does it intend to send subsequent to the filing of this report, an annual report or proxy material to its shareholders covering its last fiscal year.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 30, 2003                HOSTING SITE NETWORK INC.

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

            SIGNATURE                                 TITLE                                DATE
        ------------------                      ------------------                   -----------------
/s/ Scott Vicari                        President, Treasurer Chief Executive         December 30, 2003
-----------------------------------     Officer, Chief Financial and Accounting
Scott Vicari                            Officer

Board of Directors

/s/ Scott Vicari                        Director                                     December 30, 2003
-----------------------------------
Scott Vicari

/s/ Matthew Sebal                       Director                                     December 30, 2003
-----------------------------------
Matthew Sebal

/s/ Ralph Brown                         Director                                     December 30, 2003
-----------------------------------
Ralph Brown