Form 10QSB
period 2003-12-31
HOSTING SITE NETWORK INC
filed 2004-02-13
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of February 10, 2004, there were 7,273,500 shares of the issuer's common stock, par value $0.001, issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                            HOSTING SITE NETWORK INC.
                DECEMBER 31, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE

         Special Note Regarding Forward Looking Information................... 3

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements................................................. 4

Item 2.  Plan of Operation.................................................... 9

Item 3.  Controls and Procedures.............................................. 9

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds............................10

Item 6.  Exhibits and Reports on Form 8-K.....................................10

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                            PAGE

Consolidated Balance Sheet as at December 31, 2003............................5

Consolidated Statements of Operations for the three months
    ended December 31, 2003 and 2002..........................................6

Consolidated Statements of Cash Flows for the three months ended
    December 31, 2003 and 2002................................................7

Notes to Consolidated Financial Statements....................................8

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     Assets

Current Asset
      Cash                                                            $ 402,693

Computers and equipment , net of
      accumulated depreciation of $12,751                                15,585
                                                                      ---------

          Total Assets                                                $ 418,278
                                                                      =========

                     Liabilities and Shareholders' Equity

Current Liabilities
      Accounts payable and accrued expenses                           $  11,753
                                                                      ---------

Shareholders' Equity
      Preferred stock, $.0001 par value, 5,000,000
          shares authorized; none outstanding                                --
      Common stock, $.001 par value; 100,000,000 shares
          authorized; 7,273,500 shares issued and outstanding             7,273
      Additional paid-in capital                                        758,259
      Deferred stock based compensation                                 (40,714)
      Accumulated Deficit                                              (318,293)
                                                                      ---------

          Total Shareholders' Equity                                    406,525
                                                                      ---------

          Total Liabilities and Shareholders'Equity                   $ 418,278
                                                                      =========
                       See Notes to Financial Statements

               HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF OPERATIONS
                    THREE MONTHS ENDED DECEMBER 31,

                                                      2003             2002
                                                   -----------      -----------
General and administrative expenses                $   (27,967)     $   (41,246)

Interest income, net                                       444            4,170
                                                   -----------      -----------

     Net loss                                      $   (27,523)     $   (37,076)
                                                   ===========      ===========

Basic net loss per share                           $     (0.00)     $     (0.01)
                                                   ===========      ===========

Basic weighted average shares outstanding            7,273,500        7,023,500
                                                   ===========      ===========

                       See Notes to Financial Statements

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED DECEMBER 31,

                                                           2003          2002
                                                        ---------     ---------
 Cash flow from operating activities
      Net loss                                          $ (27,523)    $ (37,076)
      Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation                                      1,416         1,417
          Stock based compensation                         10,454        10,553
      Changes in operating assets and liabilities
          Accrued interest receivable                                     3,333
          Accounts payable and accrued expenses             7,906        12,932
                                                        ---------     ---------

              Net cash used in operating activities        (7,747)       (8,841)
                                                        ---------     ---------

 Cash flow from investing activities
      Repayment of loan receivable                                       14,136
                                                                      ---------

               (Decrease) Increase in cash                 (7,747)        5,295

 Cash, beginning of period                                410,440       281,547
                                                        ---------     ---------

 Cash, end of period                                    $ 402,693     $ 286,842
                                                        =========     =========

                       See Notes to Financial Statements

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    OPERATIONS

      Hosting Site Network, Inc. (Company) was incorporated in the State of Delaware on May 31, 2000 and HSN, Inc. (HSN), its wholly owned subsidiary, was incorporated in the State of New Jersey on August 21, 2001. The Companies are inactive and are currently searching for business opportunities.

2.    BASIS OF PRESENTATION AND CONSOLIDATION

      The accompanying unaudited consolidated financial statements and related notes have been prepared in according with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Hosting Site Network, Inc, together with the Company's Plan of Operation included in the Company's Form 10-KSB for the year ended September 30, 2003. Interim results are not necessarily indicative of the results for a full year.

      The consolidated financial statements include all the accounts of the Company and HSN. All material intercompany transactions and balances have been eliminated.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      New Accounting Pronouncements

      Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

      Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by Most & Company, LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved Most & Company, LLP to perform any non-audit services.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      No equity securities were sold by us during the period covered by this Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1/31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive
              and Financial Officer

32.1/32.2     Rule 1350 Certification of Chief Executive and Financial Officer

(b) Reports on Form 8-K.

      On December 15, 2003 we filed a Form 8-K dated December 10, 2003. Item 4 thereof discussed the change in our independent certifying accountant from Rogoff & Company, PC to Most & Company, LLP.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HOSTING SITE NETWORK INC.

Dated:  February 11, 2004               By: /s/ Scott Vicari
                                           -------------------------------------
                                           Scott Vicari
                                           President, Chief Executive and
                                           Accounting Officer