Form 10QSB
period 2004-06-30
HOSTING SITE NETWORK INC
filed 2004-08-16
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

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

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      As of August 12, 2004, there were 7,273,500 shares of the issuer's common stock, par value $0.001, issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes | | No |X|

                            HOSTING SITE NETWORK INC.
                  JUNE 30, 2004 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE

         Special Note Regarding Forward Looking Information.................  3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................  4
Item 2.  Plan of Operation..................................................  9
Item 3.  Controls and Procedures............................................  9

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.......................... 10
Item 6.  Exhibits and Reports on Form 8-K................................... 10

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                        PAGE

   Consolidated Balance Sheet as at June 30, 2004.........................5

   Consolidated Statements of Operations for the three and nine months ended June 30, 2004 and 2003.......................................6

   Consolidated Statements of Cash Flows for the nine months ended
       June 30, 2004 and 2003.............................................7

   Notes to Consolidated Financial Statements.............................8

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004

                                     Assets

Current Assets
     Cash                                                             $ 377,065
     Prepaid expenses                                                       546
                                                                      ---------

         Total current assets                                           377,611

Computers and equipment , net of
     accumulated depreciation of $15,585                                 12,751
                                                                      ---------

         Total Assets                                                 $ 390,362
                                                                      =========

                Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable and accrued expenses                            $  12,123
                                                                      ---------

Shareholders' Equity
     Preferred stock, $.0001 par value, 5,000,000
         shares authorized; none outstanding                               None
     Common stock, $.001 par value; 100,000,000 shares
         authorized; 7,273,500 shares issued and outstanding              7,273
     Additional paid in capital                                         758,259
     Deferred stock based compensation                                  (20,586)
     Accumulated deficit                                               (366,707)
                                                                      ---------

         Total Shareholders' Equity                                     378,239
                                                                      ---------

         Total Liabilities and Shareholders' Equity                   $ 390,362
                                                                      =========

                See Notes to Consolidated Financial Statements

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                  Three Months Ended              Nine Months Ended
                                                        June 30,                      June 30,
                                               --------------------------    --------------------------
                                                 2004           2003            2004           2003
                                               -----------    -----------    -----------    -----------
General and administrative expenses            $   (21,991)   $   (26,544)   $   (77,925)   $  (105,248)

Interest income, net                                   819            630          1,988          5,152
                                               -----------    -----------    -----------    -----------

     Net loss                                  $   (21,172)   $   (25,914)   $   (75,937)   $  (100,096)
                                               ===========    ===========    ===========    ===========



Basic net loss per share                             *              *        $     (0.01)   $     (0.01)
                                               ===========    ===========    ===========    ===========

Basic weighted average shares outstanding        7,273,500      7,273,500      7,273,500      7,273,500
                                               ===========    ===========    ===========    ===========

*     Less than $0.01 per share.

                See Notes to Consolidated Financial Statements

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           NINE MONTHS ENDED JUNE 30,

                                                            2004         2003
                                                         ---------    ---------
Cash flow from operating activities
     Net loss                                            $ (75,937)   $(100,096)
     Adjustments to reconcile net loss to net
     cash used in operating activities
         Depreciation                                        4,250        4,251
         Stock based compensation                           30,582       30,882
     Changes in operating assets and liabilities
         Accrued interest receivable                                      3,333
         Prepaid expenses                                     (546)
         Accounts payable and accrued expenses               8,276       (5,316)
                                                         ---------    ---------

     Net cash used in operating activities                 (33,375)     (66,946)
                                                         ---------    ---------

Cash flow from investing activities
     Repayment of loan receivable                                       200,000
                                                         ---------    ---------

(Decrease) increase in cash                                (33,375)     133,054

Cash, beginning of period                                  410,440      281,547
                                                         ---------    ---------

Cash, end of period                                      $ 377,065    $ 414,601
                                                         =========    =========

                See Notes to Consolidated Financial Statements

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    OPERATIONS

      Hosting Site Network, Inc. (Company) was incorporated in the State of Delaware on May 31, 2000 and HSN, Inc. ("HSN"), its wholly owned subsidiary, was incorporated in the State of New Jersey on August 21, 2001. The Companies are inactive and are currently searching for business opportunities.

2.    BASIS OF PRESENTATION AND CONSOLIDATION

      The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Hosting Site Network, Inc. together with the Company's Plan of Operations in the Company's Form 10-KSB for the year ended September 30, 2003. Interim results are not necessarily indicative of the results for a full year.

      The consolidated financial statements include all the accounts of the Company and HSN. All material intercompany transactions and balances have been eliminated.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended June 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      31.1/31.2         Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
                        Executive and Financial Officer

      32.1/32.2         Rule 1350 Certification of Chief Executive and Financial
                        Officer

(b)   Reports on Form 8-K.

      No Reports on Form 8K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HOSTING SITE NETWORK INC.


Dated:  August 13, 2004                By:  /s/ Scott Vicari
                                            --------------------------
                                            Scott Vicari
                                            President, Chief Executive and
                                            Accounting Officer