Form 10KSB
period 2004-09-30
HOSTING SITE NETWORK INC
filed 2004-12-21
CIK 1157817

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    FOR FISCAL YEAR ENDED: SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number  333-73004
                                               -----------

                            HOSTING SITE NETWORK INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                                 13-4122844
       ---------------------------------                -------------------
         (State or other jurisdiction                      (IRS Employer
       of incorporation or organization)                Identification No.)

         32 Poplar Place, Fanwood, NJ                          07023
    ----------------------------------------            -------------------
    (Address of principal executive offices)                (Zip Code)

Issuer's telephone number:  (973) 652-6333
                           -----------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:  None
                                                               -----------------
Name of each Exchange on Which Registered:  None
                                           -------------------------------------
Securities registered under Section 12(g) of the Exchange Act:  None
                                                               -----------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  None

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

         As of December 14, 2004 there were 4,253,500 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on December 14, 2004 was $42,535 based on the average closing bid and asked price of our common stock on December 14, 2004, which was $.01 per share.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,273,500 shares as of December 14, 2004.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]    No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page

Forward Looking Statements .................................................  3

PART I

     Item 1.  Description of Business ......................................  3
     Item 2:  Description of Property ......................................  4
     Item 3.  Legal Proceedings ............................................  4
     Item 4.  Submission of Matters to Vote of Security Holders ............  4

PART II

     Item 5.  Market for Common Equity and Related Stockholders ............  4
     Item 6.  Plan of Operation ............................................  6
     Item 7.  Financial Statements .........................................  8
     Item 8.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure ................................... 18
     Item 8A.  Controls and Procedure ...................................... 18
     Item 8B.  Other Information............................................ 19

PART III

     Item 9.  Directors, Executive Officers, Promoters and Control Person;
     Compliance with Section 16(a) of the Exchange Act ..................... 19
     Item 10. Executive Compensation ....................................... 21
     Item 11. Security Ownership of Certain Beneficial Owners and
     Management ............................................................ 22
     Item 12. Certain Relationships and Related Transactions ............... 24
     Item 13. Exhibits, List and Reports on Form 8-K ....................... 25
     Item 14. Principal Accountant Fees and Services ....................... 26

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

RESEARCH AND DEVELOPMENT

         During the fiscal years ended September 30, 2004 and September 30, 2003 we made no expenditures on research and development.

EMPLOYEES

         As of December 15, 2004 our only employees are our two executive officers.

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

              QUARTER ENDED                 HIGH BID          LOW BID
              -------------                 --------          -------
           June 30, 2002                      $0.00            $0.00
           September 30, 2002                 $0.06            $0.03
           December 31, 2002                  $0.05            $0.04
           March 31, 2003                     $0.04            $0.02
           June 30, 2003                      $0.02            $0.02
           September 30, 2003                 $0.02            $0.02
           December 31, 2003                  $0.02            $0.02
           March 31, 2004                     $0.03            $0.02
           June 30, 2004                      $0.03            $0.03
           September 30, 2004                 $0.03            $0.03

HOLDERS

         As of December 15, 2004, there were approximately 20 record holders of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

         We made no sales of unregistered securities during the fiscal year ended September 30, 2004.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY CORPORATION PLANS

                      EQUITY COMPENSATION PLAN INFORMATION

-------------------------------------- ----------------------- --------------------- -------------------------------
                                        NUMBER OF SECURITIES
                                         TO BE ISSUED UPON       WEIGHTED-AVERAGE     NUMBER OF SECURITIES REMAINING
                                            EXERCISE OF         EXERCISE PRICE OF     AVAILABLE FOR FUTURE ISSUANCE
                                        OUTSTANDING OPTIONS,       OUTSTANDING       UNDER EQUITY COMPENSATION PLANS
                                        WARRANTS AND RIGHTS     OPTIONS, WARRANTS    (EXCLUDING SECURITIES REFLECTED
                                                (a)               AND RIGHTS (b)            IN COLUMN (a)) (c)
-------------------------------------- ----------------------- --------------------- -------------------------------
Equity compensation plans approved              N/A                    N/A                         N/A
by security holders
-------------------------------------- ----------------------- --------------------- -------------------------------
Equity compensation plans not
approved by security holders                     0                     N/A                      1,000,000
-------------------------------------- ----------------------- --------------------- -------------------------------
         Total                                   0                     N/A                      1,000,000
-------------------------------------- ----------------------- --------------------- -------------------------------

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

ITEM 7.

                              FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements


                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm........................9

Consolidated Balance Sheet as at September 30, 2004 ..........................10

Consolidated Statement of Operations for the years ended September 30,
       2004 and September 30, 2003............................................11

Consolidated Statement of Stockholders' Equity for the years ended
       September 30, 2004 and September 30, 2003 .............................12

Consolidated Statement of Cash Flows for the years ended September 30,
       2004 and September 30, 2003 ...........................................13

Notes to Consolidated Financial Statements.................................14-17

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and
  Stockholders of Hosting Site Network, Inc.


          We have audited the accompanying consolidated balance sheet of Hosting Site Network, Inc. as of September 30, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hosting Site Network, Inc. as of September 30, 2004 and the consolidated results of its operations and cash flows for the two years then ended in conformity with generally accepted accounting principles in the United States.


                                                         /s/ Most & Company, LLP
                                                         -----------------------
                                                             Most & Company, LLP

New York, New York
December 8, 2004

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004


                                     Assets

Current Assets
     Cash                                                             $ 361,361
                                                                      ---------

        Total Assets                                                  $ 361,361
                                                                      =========


                     Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable and accrued expenses                            $   6,028
                                                                      ---------


Shareholders' Equity
     Preferred stock, $.0001 par value, 5,000,000
        shares authorized; none outstanding
     Common stock, $.001 par value; 100,000,000 shares
        authorized; 7,273,500 shares issued and outstanding               7,273
     Additional paid-in capital                                         758,259
     Deferred compensation                                              (28,946)
     Accumulated deficit                                               (381,253)
                                                                      ---------

        Total Shareholders' Equity                                      355,333
                                                                      ---------

        Total Liabilities and Shareholders' Equity                    $ 361,361
                                                                      =========



        See notes to consolidated financial statements

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                    YEARS ENDED SEPTEMBER 30,
                                                 ------------------------------
                                                     2004               2003
                                                 -----------        -----------

 General and administrative expenses             $   (93,034)       $  (122,200)

 Interest income, net                                  2,551              6,189
                                                 -----------        -----------

           Net loss                              $   (90,483)       $  (116,011)
                                                 ===========        ===========


 Basic net loss per share                        $     (0.01)       $     (0.02)
                                                 ===========        ===========

 Basic weighted average shares
 outstanding                                       7,273,500          7,273,500
                                                 ===========        ===========




                 See notes to consolidated financial statements

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                 Common Stock        Additional                                    Total
                                          ------------------------    Paid-in     Accumulated      Deferred     Shareholders'
                                             Shares        Amount     Capital       Deficit      Compensation      Equity
                                          ----------    ----------  ----------     ---------      ---------      ---------
Balance, October 1, 2002                   7,273,500    $    7,273  $  758,259     $(174,759)     $ (92,387)     $ 498,386

Amortization of deferred compensation                                                                41,219         41,219

Net loss                                                                            (116,011)                     (116,011)
                                          ----------    ----------  ----------     ---------      ---------      ---------

    Balance, September 30, 2003            7,273,500         7,273     758,259      (290,770)       (51,168)       423,594

Amortization of deferred compensation                                                                22,222         22,222

Net loss                                                                             (90,483)                      (90,483)
                                          ----------    ----------  ----------     ---------      ---------      ---------

    Balance, September 30, 2004            7,273,500    $    7,273  $  758,259     $(381,253)     $ (28,946)     $ 355,333
                                          ==========    ==========  ==========     =========      =========      =========


                 See notes to consolidated financial statements

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                       YEARS ENDED SEPTEMBER 30,
                                                       -------------------------
                                                          2004           2003
                                                       ---------      ---------
Cash flow from operating activities
    Net loss                                           $ (90,483)     $(116,011)
    Adjustments to reconcile net loss to net
       cash used in operating activities
          Amortization of deferred compensation           22,222         41,219
          Write-off of fixed assets                       11,334
          Depreciation                                     5,667          5,668
    Changes in assets and liabilities
       Accounts payable and accrued expenses               2,181         (5,316)
       Accrued interest receivable                                        3,333
                                                       ---------      ---------


             Net cash used in operating activities       (49,079)       (71,107)
                                                       ---------      ---------

Cash flow from investing activities
    Collection of loan receivable                                       200,000
                                                                      ---------

(Decrease) increase in cash                              (49,079)       128,893

Cash, beginning of year                                  410,440        281,547
                                                       ---------      ---------

Cash, end of year                                      $ 361,361      $ 410,440
                                                       =========      =========


                 See notes to consolidated financial statements

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     OPERATIONS

       Hosting Site Network, Inc. (Company) was incorporated in Delaware on May 31, 2000 and HSN, Inc. (HSN), its wholly owned subsidiary, was incorporated in New Jersey on August 21, 2001. The Company is inactive and is currently searching for business opportunities.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The consolidated financial statements include the accounts of the Company and HSN. All material intercompany balances and transactions have been eliminated.

        Computer Equipment

        Computer equipment was stated at cost less accumulated depreciation. Depreciation was provided on a straight-line basis over five years.

        Income Taxes

        Deferred income taxes have been provided for temporary differences between consolidated financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse.

        Stock based compensation

        Compensation costs for common stock issued to employees were based on the fair value method and deferred as shareholders' equity until amortized. The deferred compensation was amortized over the term of the employment agreement and, upon amendment, over the remaining forfeiture period.

        Basic Net Loss Per Share

        Basic net loss per share was computed by dividing the net loss for the year by the weighted average number of shares outstanding during the year. Diluted net loss per share was not presented as it was anti-dilutive.

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


3. INCOME TAXES

        The Company and HSN file consolidated tax returns. As of September 30, 2004, the Company has net operating loss carryforwards of approximately $326,000 available to reduce future Federal taxable income through 2024.

         As of September 30, 2004, realization of the Company's deferred tax assets of $170,000 was not considered more likely than not and, accordingly, a valuation allowance of $170,000 has been provided.

         As of September 30, 2004, the tax effects of the components of deferred tax assets were as follows:

              Net operating loss                         $ 124,000
              Deferred compensation                         46,000
                                                         ---------
                                                           170,000
              Valuation allowance                         (170,000)
                                                         ---------
                                                              None
                                                         =========

        For the years ended September 30, 2004 and 2003, the tax effects of the components of deferred income tax expense consisted of the following:

                                                2004        2003
                                              --------    --------
              Net operating loss              $ 27,000    $ 32,000
              Deferred compensation              6,000      17,000
              Depreciation                       5,000      (3,000)
                                              --------    --------
                                                38,000      46,000
              Valuation allowance              (38,000)    (46,000)
                                              --------    --------
                                                 None        None
                                              ========    ========

        For the years ended September 30, 2004 and 2003, reconciliations of the expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations, were as follows:

                                                2004        2003
                                              --------    --------
        Expected income tax benefit           ($34,000)   ($38,000)
        State taxes                             (4,000)     (8,000)
        Change in valuation allowance           38,000      46,000
                                              --------    --------
                                                 None        None
                                              ========    ========


4.  EQUITY

        Under an expired officer's employment agreement, 3,000,000 shares of common stock are subject to termination. If employment with the Company is terminated under certain conditions, prior to December 31, 2005, the officer will forfeit the entire 3,000,000 shares. If the officer is terminated after December 31, 2005, but prior to December 31, 2006, the officer will forfeit 2,000,000 shares. If the officer is terminated after December 31, 2006, but prior to December 31, 2007, the officer will forfeit 1,000,000 shares. For the years ended September 30, 2004 and 2003, compensation expense was $22,222 and $41,219, respectively.

        As of September 30, 2004, the Company had reserved shares of common stock, as follows:

        Warrants(a)                                     1,250,000
        Options                                         1,000,000
                                                        ---------
                                                        2,250,000
                                                        =========

        (a) each warrant entitles the holder to purchase one share of common stock at $1.20, per share, through August 2007.


5. STOCK OPTION PLAN

        In December 2002, the Company terminated its 2001 Stock Option Plan and adopted the 2002 Non-Statutory Stock Option Plan (Plan). The Company had granted no options under the 2001 Stock Option Plan.

        The Plan provides for the granting of non-statutory stock options, through 2012, to purchase up to 1,000,000 shares of common stock, subject to adjustment for a stock split, stock dividend, recapitalization or similar capital change. Options may be granted to employees (including officers), directors of the Company and certain of the Company's consultants and advisors.

        The Plan is administered by the Company's Board of Directors, which determines the grantee, number of shares and exercise price and period. The Board of Directors also interprets the provisions of the Plan and, subject to certain limitations, may amend the Plan. As of September 30, 2004, no options have been granted.


6. WRITE-OFF OF FIXED ASSETS

        As of September 30, 2004, the Company evaluated the carrying value of fixed assets and determined they were not recoverable and, as such, wrote-off the carrying value.


7. CONCENTRATIONS OF CREDIT RISK

         The Company maintains cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain cash only with reputable financial institutions.

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


                        ITEM 8A. CONTROLS AND PROCEDURES

         Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the Commission rules and forms. Such evaluation did not identify any change in the year ended September 30, 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           ITEM 8B. OTHER INFORMATION

         Not applicable.


                                    PART III

                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                              OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information, as of December 14, 2004, with respect to our directors and executive officers.

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

                                                               Date of Election
                                                                or Appointment
Name              Positions Held                       Age        as Director
----              --------------                       ---     ----------------
Scott Vicari      Chairman of the Board, President,    32       April 30, 2001
                  Treasurer, CEO, CFO, Controller
Matthew Sebal     Secretary, Director                  34       April 30, 2001
Ralph Brown       Director                             71       April 30, 2001


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

BOARD OF DIRECTORS

         Except for Ralph Brown, who receives $333 per month for serving as a director, none of our directors receive any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date. Accordingly, we do not have an audit committee financial expert.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

CODE OF ETHICS

         On December 1, 2004 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics is being filed as an exhibit to this report. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o Hosting Site Network Inc. at 32 Poplar Place, Fanwood, New Jersey 07023.

                        ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended September 30, 2004 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2004 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2004 that received annual compensation during the fiscal year ended September 30, 2004 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                Annual Compensation                         Long-Term Compensation
                                -------------------                         ----------------------
                     Fiscal Year
Name and                Ended                          Other       Options/   Restricted      LTIP      All Other
Principal Position  September 30,  Salary   Bonus   Compensation    SARs    Stock Awards(1)  Payouts   Compensation
------------------  -------------  ------   -----   ------------  ---------  ------------    -------   ------------
Scott Vicari,           2004         0        0          0           0            0             0            0
Chief Executive         2003         0        0          0           0            0             0            0
Officer, President      2002         0        0          0           0            0             0            0

---------
(1) On or about April 30, 2001 we issued 3,000,000 restricted shares of our common stock to Mr. Vicari pursuant to Mr. Vicari's three year employment agreement with us dated April 30, 2001. These shares are subject to forfeiture based upon the term of his employment with us. Due to the inactivity of the Company, in December 2003 and December 2004 we revised Mr. Vicari's employment agreement to extend the vesting periods on the 3,000,000 shares issued in the employment agreement. As the result of the December 2004 amendment, if Mr. Vicari is not employed by us at December 31, 2005 he forfeits all of the shares. If Mr. Vicari is employed by us at December 31, 2005 but not employed by us at December 31, 2006 he forfeits 2,000,000 of the shares. If Mr. Vicari is employed by us at December 31, 2006 but not employed by us at December 31, 2007 he forfeits 1,000,000 of the shares.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

         No stock options or stock appreciation rights were granted to the named executive during the fiscal year ended September 30, 2004.

STOCK OPTION PLANS

         The named executive did not participate in any Company stock option plans during the fiscal year ended September 30, 2004.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUES

         During the fiscal year ended September 30, 2004 there were no exercises of stock options by the named executive. As at September 30, 2004 the named executive owned no stock options. The named executive has never received stock appreciation rights.

LONG TERM INCENTIVE PLAN AWARDS

         We made no long-term incentive plan awards to the named executive officer during the fiscal year ended September 30, 2004.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND
CHANGE-IN-CONTROL ARRANGEMENTS

         During the fiscal year ended September 30, 2004 we had no employment agreements, compensation plans or arrangements with respect to the named executive officer which would in any way result in payments being made to such executive officer because of his resignation, retirement or other termination of employment with us or our subsidiaries, or because of any change in control or a change in such executive officer's responsibilities following a change in control.

COMPENSATION OF DIRECTORS

         Ralph Brown is paid $333 per month for serving as a director. None of our other directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended September 30, 2004 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

REPORT ON REPRICING OF OPTIONS/SARS

         During the fiscal year ended September 30, 2004 we did not adjust or amend the exercise price of stock options or SARs previously awarded to the named executive

               ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 14, 2004 by
(i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

           Name and Address              Shares of Common Stock    Percentage
         of Beneficial Owner               Beneficially Owned     Ownership (1)
         -------------------             ----------------------   -------------

Seloz Gestion & Finance SA (2)                  700,000(3)            9.2%
1, Rue Hugo-de-Senger
1211 Geneva 4
Switzerland

CCD Consulting Commerce                         700,000(3)            9.2%
Distribution AG (4)
Glockengasse 4
4001 Basel
Switzerland

Scott Vicari
262 Gettysburg Way                            3,000,000 (5)          41.2%
Lincoln Park, NJ  07035

Matthew Sebal
170 West 6th Avenue                              10,000                (6)
Vancouver, British Columbia V5Y 1K6
Canada

Ralph Brown
112 St. Claire Avenue West, Suite 400            10,000                (6)
Toronto, Ontario M4V 2Y3
Canada

All directors and executive officers          3,020,000              41.5%
as a group (3 persons)

----------
(1)  Based upon 7,273,500 shares issued and outstanding as at December 14, 2004.

(2)  The beneficial owner of Seloz Gestion & Finance SA is Rene Belser.

(3)  Includes 350,000 shares underlying presently exercisable warrants.

(4)  The beneficial  owner of CCD Consulting  Commerce  Distribution AG is Fred
     Dukas.

(5) Pursuant to the terms of Mr. Vicari's employment agreement, as amended, if he is no longer employed with us prior to December 31, 2005 he forfeits all 3,000,000 shares. If he is employed by us at December 31, 2005 but no longer employed with us at December 31, 2006 he forfeits 2,000,000 of these shares. If he is employed by us at December 31, 2006 but no longer employed with us at December 31, 2007 he forfeits 1,000,000 of these shares.

 (6) Less than 1%

      CHANGES IN CONTROL

         Not Applicable.


                       ITEM 12. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

         In April, 2001 we issued 3,000,000 shares of our common stock to our president Scott Vicari in consideration of his engagement as our president. These shares are subject to forfeiture based upon the term of his employment. Pursuant to the terms of our employment contract with Mr. Vicari, as amended, if he is no longer employed with us prior to December 31, 2005 he forfeits all 3,000,000 of these shares. If he is employed by us at December 31, 2005 but no longer employed with us prior to December 31, 2006 he forfeits 2,000,000 of these shares. If he is employed by us at December 31, 2006 but no longer employed with us prior to December 31, 2007 he forfeits 1,000,000 of these shares. These shares were valued at $.05 per share.

         Ralph Brown is paid $333 per month for serving as a director.

                 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K


REPORTS ON FORM 8-K

         None.

EXHIBITS

         The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit      SEC Report
  No.     Reference Number                     Description
-------   ----------------    --------------------------------------------------
  3.1            3.1          Certificate of Incorporation of Registrant filed
                              May 31, 2000. (1)

  3.2            3.2          Certificate of Amendment to Certificate of
                              Incorporation of Registrant filed March 6, 2002.
                              (4)

  3.3            3.2          By-Laws of Registrant. (1)

  3.4            3.3          Amended By-Laws of Registrant. (3)

 10.1           10.1          Registrant's 2001 Stock Option Plan adopted April
                              30, 2001. (1)

 10.2           10.2          Executive Employment Agreement dated April 30,
                              2001 between Registrant and Scott Vicari. (2)

 10.3           10.3          Registrant's 2002 Non-Statutory Stock Option Plan

 10.4           10.4          Amendment dated December 2, 2002 to Executive
                              Employment Agreement dated April 30, 2001 between
                              Registrant and Scott Vicari(5)

 10.5           10.5          Loan Agreement dated as of July 12, 2002 by and
                              among Registrant, 2 Chansis, Inc., Ray Grimm and
                              Alfred Hanser(5)

 10.6 Amendment dated December 13, 2004 to Executive Employment Agreement dated April 30, 2001 between Registrant and Scott Vicari(6)

 14                           Code of Ethics(6)

 21                           List of Subsidiaries of Registrant(6)

 31.1/31.2                    Rule 13(a) - 14(a)/15(d) - 14(a) Certification of
                              Principal Executive and Financial Officer(6)

 32.1/32.2                    Rule 1350 Certification of Chief Executive and
                              Financial Officer(6)

-----------
(1) Filed with the Securities and Exchange Commission on August 11, 2001 as an exhibit, numbered as indicated above, to the Registrant's registration statement (SEC File No. 333-73004) on Form SB-2, which exhibit is incorporated herein by reference.

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

(6)   Filed herewith.


                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

         The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2004 and 2003 are set forth in the table below:

------------------------ -------------------------------------- -------------------------------------
Fee Category             Fiscal year ended September 30, 2004   Fiscal year ended September 30, 2003
------------------------ -------------------------------------- -------------------------------------
Audit fees (1)           16,500                                 10,000
------------------------ -------------------------------------- -------------------------------------
Audit-related fees (2)   0                                      0
------------------------ -------------------------------------- -------------------------------------
Tax fees (3)             0                                      760
------------------------ -------------------------------------- -------------------------------------
All other fees (4)       0                                      0
------------------------ -------------------------------------- -------------------------------------
Total fees               16,500                                 10,760
------------------------ -------------------------------------- -------------------------------------

(1) Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under "Audit fees."

(3) Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)  All other fees consists of fees billed for all other services.

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

Date:  December 20, 2004              HOSTING SITE NETWORK INC.


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


       SIGNATURE                     TITLE                         DATE
       ---------                     -----                         ----

/s/ Scott Vicari           President, Treasurer Chief        December 20, 2004
------------------------   Executive Officer, Chief
Scott Vicari               Financial and Accounting
                           Officer


Majority of
Board of Directors


/s/ Scott Vicari           Director                          December 20, 2004
------------------------
Scott Vicari

/s/ Matthew Sebal          Director                          December 20, 2004
------------------------
Matthew Sebal