Form 10QSB
period 2004-12-31
HOSTING SITE NETWORK INC
filed 2005-02-04
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 33-73004

                            HOSTING SITE NETWORK INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                  13-4122844
       -------------------------------                   ----------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

               32 POPLAR PLACE
             FANWOOD, NEW JERSEY                               07023
  ----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip Code)

                                 (973) 652-6333
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding t 6 0 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      As of February 1, 2005, there were 7,273,500 shares of the issuer's common stock, par value $0.001, issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes | | No |X|

                            HOSTING SITE NETWORK INC.
                DECEMBER 31, 2004 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE
           Special Note Regarding Forward Looking Information ...........    3

                         PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements ............................    4

Item 2.    Plan of Operation ............................................    9

Item 3.    Controls and Procedures ......................................    9

                           PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds ....................   10

Item 6.    Exhibits and Reports on Form 8-K .............................   10

                SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----

      Consolidated Balance Sheet as at December 31, 2004 .............   5

      Consolidated Statement of Operations for the three months
          ended December 31, 2004 and 2003 ...........................   6

      Consolidated Statement of Cash Flows for the three months ended
          December 31, 2004 and 2003 .................................   7

      Notes to Consolidated Financial Statements .....................   8

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                                   [UNAUDITED]

                                     Assets

Current Assets
      Cash                                                            $ 349,840
                                                                      ---------

          Total Assets                                                $ 349,840
                                                                      =========

                      Liabilities and Shareholders' Equity

Current Liabilities
      Accounts payable and accrued expenses                           $  13,841
                                                                      ---------

Shareholders' Equity
      Preferred stock, $.0001 par value, 5,000,000
          shares authorized; none outstanding
      Common stock, $.001 par value; 100,000,000 shares
          authorized; 7,273,500 shares issued and outstanding             7,273
      Additional paid-in capital                                        758,259
      Deferred compensation                                             (25,730)
      Accumulated deficit                                              (403,803)
                                                                      ---------

          Total Shareholders' Equity                                    335,999
                                                                      ---------

          Total Liabilities and Shareholders' Equity                  $ 349,840
                                                                      =========

See notes to consolidated financial statements.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                         THREE MONTHS ENDED DECEMBER 31,
                                  [UNAUDITED]

                                                       2004             2003
                                                   -----------      -----------

General and administrative expenses                $   (23,433)     $   (27,967)

Interest income, net                                       883              444
                                                   -----------      -----------

     Net loss                                      $   (22,550)     $   (27,523)
                                                   ===========      ===========

Basic net loss per share                           $    *           $     *
                                                   ===========      ===========

Basic weighted average shares outstanding            7,273,500        7,273,500
                                                   ===========      ===========

*     Less than $0.01 per share.

See notes to consolidated financial statements.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED DECEMBER 31,
                                   [UNAUDITED]

                                                           2004          2003
                                                        ---------     ---------
Cash flow from operating activities

     Net loss                                           $ (22,550)    $ (27,523)
     Adjustments to reconcile net loss to net
        cash used in operating activities
         Amortization of deferred compensation              3,216        10,454
         Depreciation                                          --         1,416
     Changes in assets and liabilities
         Accounts payable and accrued expenses              7,813         7,906
                                                        ---------     ---------

     Net cash used in operating activities                (11,521)       (7,747)
                                                        ---------     ---------

Decrease in cash                                          (11,521)       (7,747)

Cash, beginning of period                                 361,361       410,440
                                                        ---------     ---------

Cash, end of period                                     $ 349,840     $ 402,693
                                                        =========     =========

See notes to consolidated financial statements.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  [UNAUDITED]

1.    OPERATIONS

      Hosting Site Network, Inc. (Company) was incorporated in the State of Delaware on May 31, 2000 and HSN, Inc. (HSN), its wholly owned subsidiary, was incorporated in New Jersey on August 21, 2001. The Companies are inactive and are currently searching for business opportunities.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Basis of Presentation

      The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim period have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Hosting Site Network, Inc. together with the Company's Plan of Operations included in the Company's Form 10-KSB for the year ended September 30, 2004. Interim results are not necessarily indicative of the results for a full year

      The consolidated  financial statements include the accounts of the Company
and  HSN.  All  material   intercompany  balances  and  transactions  have  been
eliminated.

      Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

      New Accounting Pronouncements

      The Financial Accounting Standards Board has revised the accounting for share based payments, SFAS 123R, to be effective for the year ending December 31, 2006. The Company has not yet determined what the effect will be, if any, on their consolidated financial statements.

      Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended December 31, 2004. Based on this evaluation, our principal executive and financial officer has concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      No equity securities were sold by us during the period covered by this Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

   31.1/31.2      Rule   13(a)-14(a)/15(d)-14(a)   Certification   of  Principal
                  Executive and Financial Officer

   32.1/32.2      Rule  1350  Certification  of Chief  Executive  and  Financial
                  Officer

(b)   Reports on Form 8-K.

      No Reports on Form 8K were filed during the quarter ended December 31, 2004.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HOSTING SITE NETWORK INC.


Dated:  February 1, 2005               By: /s/ Scott Vicari
                                           ------------------------------
                                           Scott Vicari
                                           President, Chief Executive and
                                           Accounting Officer