Form 10QSB
period 2005-06-30
HOSTING SITE NETWORK INC
filed 2005-08-12
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 33-73004

                            HOSTING SITE NETWORK INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                         13-4122844
     -------------------------------                         -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

             32 Poplar Place
           Fanwood, New Jersey                                     07023
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                                 (973) 652-6333
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      As of August 10, 2005, there were 7,273,500 shares of the issuer's common stock, par value $0.001, issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes | | No |X|

                            HOSTING SITE NETWORK INC.
                  JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE
               Special Note Regarding Forward Looking Information ............3

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements ..........................................4

Item 2.        Plan of Operation .............................................9

Item 3.        Controls and Procedures .......................................9

                           PART II - OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds .....................10

Item 6.        Exhibits ......................................................10

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Consolidated Balance Sheet as at June 30, 2005................................5

Consolidated Statements of Operations for the three and nine months ended June 30, 2005 and 2004..............................................6

Consolidated Statements of Cash Flows for the nine months ended
    June 30, 2005 and 2004....................................................7

Notes to Consolidated Financial Statements....................................8

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                     Assets

Current Assets
      Cash                                                            $ 318,814
      Other receivable                                                       93
                                                                      ---------

          Total Assets                                                $ 318,907
                                                                      =========


                     Liabilities and Shareholders' Equity

Current Liabilities
      Accounts payable and accrued expenses                           $   6,887
                                                                      ---------

Shareholders' Equity
      Preferred stock, $.0001 par value; 5,000,000
          shares authorized; none outstanding
      Common stock, $.001 par value; 100,000,000 shares
          authorized; 7,273,500 shares issued and outstanding             7,273
      Additional paid-in capital                                        758,259
      Deferred compensation                                             (19,298)
      Accumulated deficit                                              (434,214)
                                                                      ---------

          Total Shareholders' Equity                                    312,020
                                                                      ---------

          Total Liabilities and Shareholders' Equity                  $ 318,907
                                                                      =========

See notes to consolidated financial statements.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                      Three Months Ended                   Nine Months Ended
                                                                          June 30,                             June 30,
                                                               ------------------------------        ------------------------------
                                                                  2005               2004               2005               2004
                                                               -----------        -----------        -----------        -----------
General and administrative expenses                            $   (15,991)       $   (21,991)       $   (55,790)       $   (77,925)

Interest income, net                                                 1,008                819              2,829              1,988
                                                               -----------        -----------        -----------        -----------

     Net loss                                                  $   (14,983)       $   (21,172)       $   (52,961)       $   (75,937)
                                                               ===========        ===========        ===========        ===========

Basic net loss per share                                                 *                  *        $     (0.01)       $     (0.01)
                                                               ===========        ===========        ===========        ===========

Basic weighted average shares outstanding                        7,273,500          7,273,500          7,273,500          7,273,500
                                                               ===========        ===========        ===========        ===========

 * Less than $0.01 per share


See notes to consolidated financial statements.

                 HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        NINE MONTHS ENDED JUNE 30,
                                (UNAUDITED)

                                                          2005         2004
                                                        ---------     ---------
Cash flow from operating activities

     Net loss                                           $ (52,961)    $ (75,937)
     Adjustments to reconcile net loss to net
         cash used in operating activities
         Amortization of deferred compensation              9,648        30,582
         Depreciation                                                     4,250
     Changes in assets and liabilities
         Other receivable                                     (93)
         Prepaid expenses                                                  (546)
         Accounts payable and accrued expenses                859         8,276
                                                        ---------     ---------

     Net cash used in operating activities                (42,547)      (33,375)
                                                        ---------     ---------

Decrease in cash                                          (42,547)      (33,375)

Cash, beginning of period                                 361,361       410,440
                                                        ---------     ---------

Cash, end of period                                     $ 318,814     $ 377,065
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Hosting Site Network, Inc., together with the Company's Plan of Operation in the Company's Form 10-KSB for the year ended September 30, 2004. Interim results are not necessarily indicative of the results for a full year.

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

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended June 30, 2005. Based on this evaluation, our principal executive and financial officer has concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

                                             HOSTING SITE NETWORK INC.

Dated:  August 11, 2005                      By:  /s/ Scott Vicari
                                                  ------------------------------
                                                  Scott Vicari
                                                  President, Chief Executive and
                                                  Accounting Officer