Form 10KSB
period 2005-09-30
HOSTING SITE NETWORK INC
filed 2005-12-19
CIK 1157817

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: September 30, 2005

                                       OR

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to _____________________

   Commission file number             333-73004
                         ----------------------------------------------------

                            HOSTING SITE NETWORK INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                      13-4122844
         ----------------------                          --------------------
     (State or other jurisdiction                           (IRS Employer
   of incorporation or organization)                      Identification No.)

          32 Poplar Place, Fanwood, NJ                          07023
      -----------------------------------                --------------------
    (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:          (973) 652-6333
                           ----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ---------------

Name of each Exchange on Which Registered:  None
                                            -----------------------------------

Securities registered under Section 12(g) of the Exchange Act:  None
                                                                ---------------

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

      As of December 13, 2005 there were 4,253,500 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on December 13, 2004 was $297,745 based on the closing bid price of our common stock on December 13, 2005, which was $.07 per share.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,273,500 shares as of December 13, 2005.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                                TABLE OF CONTENTS

Item Number and Caption                                                         Page
Forward Looking Statements .......................................................3

PART 1

         Item 1.  Description of Business ........................................3
         Item 2:  Description of Property ........................................4
         Item 3.  Legal Proceedings ..............................................4
         Item 4.  Submission of Matters to Vote of Security Holders ..............4
PART II
         Item 5.  Market for Common Equity and Related Stockholders ..............4
         Item 6.  Plan of Operation ..............................................6
         Item 7.  Financial Statements ...........................................8
         Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure ............................18
         Item 8A.  Controls and Procedure ........................................18
         Item 8B.  Other Information..............................................19
PART III
         Item 9.  Directors, Executive Officers, Promoters and Control Person;
                  Compliance with Section 16(a) of the Exchange Act ..............19
         Item 10. Executive Compensation .........................................21
         Item 11. Security Ownership of Certain Beneficial Owners and Management .22
         Item 12. Certain Relationships and Related Transactions .................24
         Item 13. Exhibits, List and Reports on Form 8-K .........................25
         Item 14. Principal Accountant Fees and Services .........................26

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

Research and Development

      During the fiscal years ended September 30, 2005 and September 30, 2004 we made no expenditures on research and development.

Employees

      As of December 13, 2005 our only employees are our two executive officers.

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

  Quarter Ended                  High Bid          Low Bid
  -------------                  --------          -------

December 31, 2002                  $0.05            $0.04
March 31, 2003                     $0.04            $0.02
June 30, 2003                      $0.02            $0.02
September 30, 2003                 $0.02            $0.02
December 31, 2003                  $0.02            $0.02
March 31, 2004                     $0.03            $0.02
June 30, 2004                      $0.03            $0.03
September 30, 2004                 $0.03            $0.03
December 31, 2004                  $0.03            $0.03
March 31, 2005                     $0.03            $0.03
June 30, 2005                      $0.03            $0.03
September 30, 2005                 $0.07            $0.03

Holders

      As of December 13, 2005, there were approximately 20 record holders of our common stock.

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

Recent Sales of Unregistered Securities

      We made no sales of unregistered securities during the fiscal year ended September 30, 2005.

Securities Authorized For Issuance Under Equity Corporation Plans

                      Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------------------
                                        Number of Securities
                                         to be issued upon                            Number of securities remaining
                                            exercise of          Weighted-average     available for future issuance
                                        outstanding options,    exercise price of    under equity compensation plans
                                        warrants and rights     options, warrants    (excluding securities reflected
                                          (a) outstanding         and rights (b)            in column (a)) (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved              N/A                    N/A                         N/A
by security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                     0                     N/A                      1,000,000
----------------------------------------------------------------------------------------------------------------------
         Total                                   0                     N/A                      1,000,000
----------------------------------------------------------------------------------------------------------------------

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

                          ITEM 7. FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements

                                                                                           Page
                                                                                           ----
Report of Independent Registered Public Accounting Firm.....................................9

Consolidated Balance Sheet as at September 30, 2005 ........................................10

Consolidated Statement of Operations for the years ended September 30, 2005 and
          September 30, 2004................................................................11

Consolidated Statement of Stockholders' Equity for the years ended September 30, 2005 and September 30, 2004 ...........................................................12

Consolidated Statement of Cash Flows for the years ended September 30, 2005 and
          September 30, 2004 ...............................................................13

Notes to Consolidated Financial Statements..................................................14-18

                Report of Independent Registered Accounting Firm

To the Board of Directors and
Stockholders of Hosting Site Network, Inc.

      We have audited the accompanying consolidated balance sheet of Hosting Site Network, Inc. and Subsidiary as of September 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hosting Site Network, Inc. and Subsidiary as of September 30, 2005, and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                         /s/ Most & Company, LLP
                                                         -----------------------
                                                         Most & Company, LLP

New York, New York
November 23, 2005

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005


                                     Assets

Current Assets
      Cash                                                      $ 309,106
      Prepaid expenses                                                250
                                                                ---------

          Total Assets                                          $ 309,356
                                                                =========

                     Liabilities and Shareholders' Equity

Current Liabilities
      Accounts payable and accrued expenses                     $  12,201
                                                                ---------

Shareholders' Equity
      Preferred stock, $.0001 par value, 5,000,000
          shares authorized; none outstanding
      Common stock, $.001 par value; 100,000,000 shares
          authorized; 7,273,500 shares issued and outstanding       7,273
      Additional paid-in capital                                  758,259
      Deferred compensation                                       (16,081)
      Accumulated deficit                                        (452,296)
                                                                ---------

          Total Shareholders' Equity                              297,155
                                                                ---------

          Total Liabilities and Shareholders' Equity            $ 309,356
                                                                =========

                See notes to consolidated financial statements.

               HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF OPERATIONS


                                            YEARS ENDED SEPTEMBER 30,
                                            -------------------------

                                                2005           2004
                                            -----------    -----------

General and administrative expenses         $   (74,781)   $   (93,034)

Interest income, net                              3,738          2,551
                                            -----------    -----------

     Net loss                               $   (71,043)   $   (90,483)
                                            ===========    ===========

Basic net loss per share                    $     (0.01)   $     (0.01)
                                            ===========    ===========

Basic weighted average shares outstanding     7,273,500      7,273,500
                                            ===========    ===========

                See notes to consolidated financial statements.

                     HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                              Common Stock          Additional                                 Total
                                         -----------------------     Paid-in    Accumulated     Deferred    Shareholders'
                                          Shares        Amount        Capital      Deficit    Compensation     Equity
                                         ---------    ----------    ----------   ----------    ----------    ----------
Balance, October 1, 2003                 7,273,500    $    7,273    $  758,259   $ (290,770)   $  (51,168)   $  423,594
                                         ---------    ----------    ----------   ----------    ----------    ----------

Amortization of deferred compensation                                                              22,222        22,222

Net loss                                                                            (90,483)                    (90,483)
                                         ---------    ----------    ----------   ----------    ----------    ----------

Balance, September 30, 2004              7,273,500         7,273       758,259     (381,253)      (28,946)      355,333

Amortization of deferred compensation                                                              12,865        12,865

Net loss                                                                            (71,043)                    (71,043)
                                         ---------    ----------    ----------   ----------    ----------    ----------

Balance, September 30, 2005              7,273,500    $    7,273    $  758,259   $ (452,296)   $  (16,081)   $  297,155
                                        ==========    ==========    ==========   ==========    ==========    ==========

                See notes to consolidated financial statements.

                 HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS


                                               YEARS ENDED SEPTEMBER 30,
                                               -------------------------

                                                   2005         2004
                                                 ---------    ---------
Cash flow from operating activities

     Net loss                                    $ (71,043)   $ (90,483)
     Adjustments to reconcile net loss to net
         cash used in operating activities
         Amortization of deferred compensation      12,865       22,222
         Write-off in fixed assets                               11,334
         Depreciation                                             5,667
     Changes in assets and liabilities
         Prepaid expenses                             (250)
         Accounts payable and accrued expenses       6,173        2,181
                                                 ---------    ---------

     Net cash used in operating activities         (52,255)     (49,079)
                                                 ---------    ---------

Decrease in cash                                   (52,255)     (49,079)

Cash, beginning of period                          361,361      410,440
                                                 ---------    ---------

Cash, end of period                              $ 309,106    $ 361,361
                                                 =========    =========

                See notes to consolidated financial statements.

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    OPERATIONS

      Hosting Site Network, Inc. was incorporated in Delaware on May 31, 2000 and HSN, Inc. (HSN) (together, Company), its wholly-owned subsidiary, was incorporated in New Jersey on August 21, 2001. The Company is inactive and is currently searching for business opportunities.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated.

      Income Taxes

      Deferred income taxes have been provided for temporary differences between consolidated financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. When the realization of deferred tax assets are not considered more likely than not an allowance is provided.

      Stock based compensation

      Compensation costs for common stock issued to employees were based on the fair value method and deferred as shareholders' equity until amortized to operations. The deferred compensation costs are being amortized over the remaining term of the employment agreement, as amended, over the forfeiture period.

      Basic Net loss Per Share

      Basic net loss per share was computed by dividing the net loss for the year by the weighted average number of shares outstanding during the year. Diluted net loss per share was not presented as it was anti-dilutive.

      Financial Instruments

      The carrying amounts of financial instruments, including cash and accounts payable and accrued expenses, approximate their fair values because of their relatively short maturity.

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

3.    INCOME TAXES

      The Company files consolidated tax returns. As of September 30, 2005, the Company has net operating loss carryforwards of approximately $460,000 to reduce future Federal taxable income through 2025.

      As of September 30, 2005, realization of the Company's deferred tax assets of $180,000 was not considered more likely than not and, accordingly, a valuation allowance of $180,000 has been provided.

      As of September 30, 2005, deferred tax assets consisted of the following:

            Net operating loss                   $ 186,000
            Deferred compensation                   (6,000)
                                                 ---------

                                                   180,000
            Valuation allowance                   (180,000)
                                                 ---------

                                                    None
                                                    ====

      For the years ended September 30, 2005 and 2004, deferred income tax expense consisted of the following:

                                       2005        2004
                                     --------    --------

            Net operating loss       $ 30,000    $ 27,000
            Deferred compensation       5,000       6,000
            Depreciation                            5,000
                                     --------    --------
                                       35,000      38,000
            Valuation allowance       (35,000)    (38,000)
                                     --------    --------

                                       None        None
                                       ====        ====

      For the years ended September 30, 2005 and 2004, the following is a reconciliation of the expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

                                              2005        2004
                                            --------    --------

            Expected income tax benefit     $(32,000)   $(34,000)
            State taxes                       (3,000)     (4,000)
            Change in valuation allowance     35,000      38,000
                                            --------    --------

                                              None        None
                                              ====        ====
4.    EQUITY

      As of September 30, 2005, under an employment agreement (Agreement), as amended, with the Company's president, the Company had previously issued 3,000,000 shares of the Company's common stock in exchange for compensation.

      However, if employment with the Company is terminated: (1) prior to December 31, 2005, he forfeits the entire 3,000,000 shares of the Company's stock; (2) prior to December 31, 2006, he forfeits 2,000,000 shares; and (3) prior to December 31, 2007, he forfeits the remaining 1,000,000 shares.

      The compensation has been amortized over the employment term and through the balance of the forfeit period. For the years ended September 30, 2005, and 2004, compensation expense was $12,865 and $22,222, respectively.

      In December 2005, the Agreement was amended to extend both employment and forfeit periods by twelve months.

      As of September 30, 2005, the Company has reserved shares of common stock, as follows:

                               Warrants(a)   1,250,000
                               Options       1,000,000
                                             ---------

                                             2,250,000
                                             =========

      (a) Each warrant entitles the holder to purchase one share of common stock at $1.20, per share, throughout 2007.

5.    STOCK OPTION PLAN

      In December 2002, the Company terminated its 2001 Stock Option Plan and adopted the 2002 Non-Statutory Stock Option Plan (Plan). The Company had granted no options under the 2001 Stock Option Plan.

      The Plan provides for the granting of non-statutory stock options, through 2012, to purchase up to 1,000,000 shares of common stock, subject to adjustments for stock splits, stock dividends, recapitalizations or similar capital changes. Options may be granted to employees (including officers) and directors of the Company and certain of the Company's consultants and advisors.

      The Plan is administered by the Company's Board of Directors which determines the grantee, number of shares and exercise price and period. The Board of Directors also interprets the provisions of the Plan and, subject to certain limitations, may amend the Plan.

      As of September 30, 2005, no options have been granted.

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

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

Not applicable.

                        ITEM 8A. CONTROLS AND PROCEDURES

      Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the Commission rules and forms. Such evaluation did not identify any change in the year ended September 30, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           ITEM 8B. OTHER INFORMATION

      Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                     WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

      The following table sets forth certain information, as of December 13, 2005, with respect to our directors and executive officers.

      Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. No family relationships exist between any of our present directors and officers.
                                                           Date of Election
                                                            or Appointment
Name            Positions Held                     Age       as Director
----            --------------                     ---     ----------------
Scott Vicari    Chairman of the Board, President,  33       April 30, 2001
                Treasurer, CEO, CFO, Controller
Matthew Sebal   Secretary, Director                35       April 30, 2001
Ralph Brown     Director                           72       April 30, 2001

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

                        ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended September 30, 2005 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2005 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2004 that received annual compensation during the fiscal year ended September 30, 2005 in excess of $100,000.

                                          Summary Compensation Table

                                   Annual Compensation                          Long-Term Compensation
                                   -------------------                          ----------------------

                      Fiscal Year
Name and                 Ended                          Other       Options/    Restricted   LTIP      All Other
Principal Position   September 30,  Salary   Bonus   Compensation     SARs     Stock Awards Payouts  Compensation
------------------   -------------  ------   -----   ------------     ----     ------------ -------  ------------
Scott Vicari,            2005         0        0          0             0          0           0           0
Chief Executive          2004         0        0          0             0          0           0           0
Officer, President       2003         0        0          0             0          0           0           0

(1) On or about April 30, 2001 we issued 3,000,000 restricted shares of our common stock to Mr. Vicari pursuant to Mr. Vicari's three year employment agreement with us dated April 30, 2001. These shares are subject to forfeiture based upon the term of his employment with us. Due to the inactivity of the Company, in December 2003, December 2004, and December 2005 we revised Mr. Vicari's employment agreement to extend the vesting periods on the 3,000,000 shares issued in the employment agreement. As the result of the December 2005 amendment, if Mr. Vicari is not employed by us at December 31, 2006 he forfeits all of the shares. If Mr. Vicari is employed by us at December 31, 2006 but not employed by us at December 31, 2007 he forfeits 2,000,000 of the shares. If Mr. Vicari is employed by us at December 31, 2007 but not employed by us at December 31, 2008 he forfeits 1,000,000 of the shares.

Option/SAR Grants In Last Fiscal Year

      No stock options or stock appreciation rights were granted to the named executive during the fiscal year ended September 30, 2005.

Stock Option Plans

      The named executive did not participate in any Company stock option plans during the fiscal year ended September 30, 2005.

Aggregate Option/SAR Exercises and Fiscal Year End Option/SAR Values

      During the fiscal year ended September 30, 2005 there were no exercises of stock options by the named executive. As at September 30, 2005 the named executive owned no stock options. The named executive has never received stock appreciation rights.

Long Term Incentive Plan Awards

      We made no long-term incentive plan awards to the named executive officer during the fiscal year ended September 30, 2005.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

      During the fiscal year ended September 30, 2005 we had no employment agreements, compensation plans or arrangements with respect to the named executive officer which would in any way result in payments being made to such executive officer because of his resignation, retirement or other termination of employment with us or our subsidiaries, or because of any change in control or a change in such executive officer's responsibilities following a change in control.

Compensation of Directors

      Ralph Brown is paid $333 per month for serving as a director. None of our other directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended September 30, 2005 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Report on Repricing of Options/SARs

      During the fiscal year ended September 30, 2005 we did not adjust or amend the exercise price of stock options or SARs previously awarded to the named executive

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 13, 2005 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

                Name and Address                   Shares of Common Stock         Percentage
              of Beneficial Owner                    Beneficially Owned         Ownership (1)
              -------------------                    ------------------         -------------
Seloz Gestion & Finance SA (2)                           700,000(3)                 9.2%
1, Rue Hugo-de-Senger
1211 Geneva 4
Switzerland

CCD Consulting Commerce Distribution AG (4)              700,000(3)                 9.2%
Glockengasse 4
4001 Basel
Switzerland

Scott Vicari                                           3,000,000(5)                41.2%
262 Gettysburg Way
Lincoln Park, NJ  07035

Matthew Sebal                                             10,000                    (6)
170 West 6th Avenue
Vancouver, British Columbia V5Y 1K6
Canada

Ralph Brown                                               10,000                    (6)
112 St. Claire Avenue West, Suite 400
Toronto, Ontario M4V 2Y3
Canada
All directors and executive officers                   3,020,000                   41.5%
as a group (3 persons)

(1) Based upon 7,273,500 shares issued and outstanding as at December 13, 2005.

(2)   The beneficial owner of Seloz Gestion & Finance SA is Rene Belser.

(3)   Includes 350,000 shares underlying presently exercisable warrants.

(4)   The beneficial owner of CCD Consulting Commerce Distribution AG is Fred
      Dukas.

(5) Pursuant to the terms of Mr. Vicari's employment agreement, as amended, if he is no longer employed with us prior to December 31, 2006 he forfeits all 3,000,000 shares. If he is employed by us at December 31, 2006 but no longer employed with us at December 31, 2007 he forfeits 2,000,000 of these shares. If he is employed by us at December 31, 2007 but no longer employed with us at December 31, 2008 he forfeits 1,000,000 of these shares.

(6)   Less than 1%

Changes in Control

      Not Applicable.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In April, 2001 we issued 3,000,000 shares of our common stock to our president Scott Vicari in consideration of his engagement as our president. These shares are subject to forfeiture based upon the term of his employment. Pursuant to the terms of our employment contract with Mr. Vicari, as amended, if he is no longer employed with us prior to December 31, 2006 he forfeits all 3,000,000 of these shares. If he is employed by us at December 31, 2006 but no longer employed with us prior to December 31, 2007 he forfeits 2,000,000 of these shares. If he is employed by us at December 31, 2007 but no longer employed with us prior to December 31, 2008 he forfeits 1,000,000 of these shares. These shares were valued at $.05 per share.

      Ralph Brown is paid $333 per month for serving as a director.

                ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Reports on Form 8-K

      None.

Exhibits

      The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit         SEC Report
   No.        Reference Number                          Description
-------       ----------------                          -----------
  3.1               3.1                Certificate of Incorporation of Registrant filed May 31, 2000. (1)

  3.2               3.2                Certificate of Amendment to Certificate of Incorporation of Registrant
                                       filed March 6, 2002. (4)

  3.3               3.2                By-Laws of Registrant. (1)

  3.4               3.3                Amended By-Laws of Registrant. (3)

 10.1              10.1                Registrant's 2001 Stock Option Plan adopted April 30, 2001. (1)

 10.2              10.2                Executive Employment Agreement dated April 30, 2001 between Registrant and
                                       Scott Vicari. (2)
 10.3              10.3                Registrant's 2002 Non-Statutory Stock Option Plan(5)

 10.4              10.4                Amendment dated December 2, 2002 to Executive Employment Agreement dated
                                       April 30, 2001 between Registrant and Scott Vicari(5)
 10.5              10.5                Loan Agreement dated as of July 12, 2002 by and among Registrant, 2
                                       Chansis, Inc., Ray Grimm and Alfred Hanser(5)

 10.6              10.6                Amendment dated December 13, 2004 to Executive Employment Agreement dated
                                       April 30, 2001 between Registrant and Scott Vicari(6)

 10.7              10.7                Amendment dated December 7, 2005 to Executive Employment Agreement dated
                                       April 30, 2001 between Registrant and Scott Vicari(7)

 14                                    Code of Ethics(6)

 21                                    List of Subsidiaries of Registrant(7)

 31.1/31.2                             Rule 13(a) - 14(a)/15(d) - 14(a) Certification of Principal Executive and
                                       Financial Officer(7)

 32.1/32.2                             Rule 1350 Certification of Chief Executive and Financial Officer(7)

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

(6) Filed with the Securities and Exchange Commission on December 21, 2004 as an exhibit, numbered as indicated above, to the Registrant's Annual Report on Form 10KSB for the fiscal year ended September 30, 2004.

(7)   Filed herewith.


                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

         The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2005 and 2004 are set forth in the table below:

---------------------------------------------------------------------------------------------------------------------------------
Fee Category                     Fiscal year ended September 30, 2005            Fiscal year ended September 30, 2004
---------------------------------------------------------------------------------------------------------------------------------
Audit fees (1)                   22,000                                          19,000
---------------------------------------------------------------------------------------------------------------------------------
Audit-related fees (2)           0                                               0
---------------------------------------------------------------------------------------------------------------------------------
Tax fees (3)                     0                                               0
---------------------------------------------------------------------------------------------------------------------------------
All other fees (4)               0                                               0
---------------------------------------------------------------------------------------------------------------------------------
Total fees                       22,000                                          19,000
---------------------------------------------------------------------------------------------------------------------------------

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

Date: December 13, 2005              HOSTING SITE NETWORK INC.


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

              SIGNATURE                                        TITLE                             DATE
------------------------------------         ---------------------------------------      -----------------

/s/ Scott Vicari                             President, Treasurer Chief Executive         December 13, 2005
------------------------------------         Officer, Chief Financial and Accounting
Scott Vicari                                 Officer

Majority of
Board of Directors

/s/ Scott Vicari                             Director                                     December 13, 2005
------------------------------------
Scott Vicari

/s/ Matthew Sebal                            Director                                     December 13, 2005
------------------------------------
Matthew Sebal