Form 10QSB
period 2005-12-31
HOSTING SITE NETWORK INC
filed 2006-02-14
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       or

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes |X| No | |

As of February 10, 2006, there were 7,273,500 shares of the issuer's common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes | | No |X|

                            HOSTING SITE NETWORK INC.
                DECEMBER 31, 2005 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                           PAGE

          Special Note Regarding Forward Looking Information.............   3

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements...........................................   4
Item 2.   Plan of Operation..............................................   9
Item 3.   Controls and Procedures........................................   9

                      PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds......................  10
Item 6.   Exhibits.......................................................  10

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                                                          PAGE

    Consolidated Balance Sheet as at December 31, 2005.....................5

    Consolidated Statements of Operations for the three months ended December 31, 2005 and 2004...................................6

    Consolidated Statements of Cash Flows for the three months ended
        December 31, 2005 and 2004.........................................7

    Notes to Consolidated Financial Statements.............................8

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005
                                   (UNAUDITED)


                                     Assets

 Current Assets
      Cash                                                            $ 300,600
      Other receivables                                                     100
      Prepaid expenses                                                      250
                                                                      ---------

          Total Assets                                                $ 300,950
                                                                      =========

                     Liabilities and Shareholders' Equity

Current Liabilities
      Accounts payable and accrued expenses                           $  16,966
                                                                      ---------

Shareholders' Equity
      Preferred stock, $.0001 par value, 5,000,000
          shares authorized; none outstanding
      Common stock, $.001 par value; 100,000,000 shares
          authorized; 7,273,500 shares issued and outstanding             7,273
      Additional paid-in capital                                        758,259
      Deferred compensation                                             (14,295)
      Accumulated deficit                                              (467,253)
                                                                      ---------

          Total Shareholders' Equity                                    283,984
                                                                      ---------

          Total Liabilities and Shareholders' Equity                  $ 300,950
                                                                      =========

                See notes to consolidated financial statements.

               HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)

                                                            Three Months Ended
                                                               December 31,
                                                          ---------------------
                                                             2005        2004
                                                          ---------   ---------

 General and administrative expenses                      $ (16,099)  $ (23,433)

Interest income, net                                          1,142         883
                                                          ---------   ---------

     Net loss                                             $ (14,957)  $ (22,550)
                                                          =========   =========

Basic net loss per share                                  $       *   $       *
                                                          =========   =========

Basic weighted average shares outstanding                 7,273,500   7,273,500
                                                          =========   =========


  * Less than $0.01 per share.


                See notes to consolidated financial statements.

                 HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                           Three Months Ended
                                                              December 31,
                                                        -----------------------
                                                           2005          2004
                                                        ---------     ---------
Cash flow from operating activities

     Net loss                                           $ (14,957)    $ (22,550)
     Adjustments to reconcile net loss to net
         cash used in operating activities
         Amortization of deferred compensation              1,786         3,216
     Changes in assets and liabilities
         Other receivables                                   (100)           --
         Accounts payable and accrued expenses              4,765         7,813
                                                        ---------     ---------

     Net cash used in operating activities                 (8,506)      (11,521)
                                                        ---------     ---------

Decrease in cash                                           (8,506)      (11,521)

Cash, beginning of period                                 309,106       361,361
                                                        ---------     ---------

Cash, end of period                                     $ 300,600     $ 349,840
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Hosting Site Network, Inc. together with the Company's Plan of Operations in the Company's Form 10-KSB for the year ended September 30, 2005. Interim results are not necessarily indicative of the results for a full year

      The consolidated financial statements include the accounts of the Company and HSN. All material intercompany balances and transactions have been eliminated.

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

      New Accounting Pronouncements

      The Financial Accounting Standards Board has issued FASB Statement No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting for and reporting of accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. The Company has not determined what the effect, if any, will be on the Company's consolidated financial statements.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of Scott Vicari, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

   (b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II  - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         No equity securities were sold by us during the period covered by this Report.

ITEM 6.  EXHIBITS
(a)      Exhibits.

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

                                             HOSTING SITE NETWORK INC.

Dated:  February 13, 2006              By:   /s/ Scott Vicari
                                             --------------------------
                                              Scott Vicari
                                              President, Chief Executive and
                                              Accounting Officer