Form 10QSB
period 2006-03-31
HOSTING SITE NETWORK INC
filed 2006-05-09
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 33-73004

                            HOSTING SITE NETWORK INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                         13-4122844
       ------------------------------                          ----------------
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)

              32 Poplar Place
            Fanwood, New Jersey                                     07023
 ----------------------------------------                         ----------
 (Address of principal executive offices)                        (Zip Code)

                                 (973) 652-6333
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes |X| No |_|

      As of May 5, 2006, there were 7,273,500 shares of the issuer's common stock, par value $0.001, issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                            HOSTING SITE NETWORK INC.
                 MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

         Special Note Regarding Forward Looking Information...............   3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................   4

Item 2.  Plan of Operation................................................   9

Item 3.  Controls and Procedures..........................................   9

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................  10

Item 6.  Exhibits.........................................................  10

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Consolidated Balance Sheet as at March 31, 2006..............................5

Consolidated Statements of Operations for the three and six months
   Ended March 31, 2006 and 2005.............................................6

Consolidated Statements of Cash Flows for the six months
   Ended March 31, 2006 and 2005.............................................7

Notes to Consolidated Financial Statements...................................8

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (UNAUDITED)


                                     Assets

Current Assets
       Cash                                                           $ 285,056
       Other receivables                                                    100
       Prepaid expenses                                                     250
                                                                      ---------

           Total Assets                                               $ 285,406
                                                                      =========

                      Liabilities and Shareholders' Equity

Current Liabilities
       Accounts payable and accrued expenses                          $  11,800
                                                                      ---------

Shareholders' Equity
       Preferred stock, $.0001 par value, 5,000,000
           shares authorized; none outstanding
       Common stock, $.001 par value; 100,000,000 shares
           authorized; 7,273,500 shares issued and outstanding            7,273
       Additional paid-in capital                                       758,259
       Deferred compensation                                            (12,508)
       Accumulated deficit                                             (479,418)
                                                                      ---------

           Total Shareholders' Equity                                   273,606
                                                                      ---------

           Total Liabilities and Shareholders' Equity                 $ 285,406
                                                                      =========

                 See notes to consolidated financial statements

               HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)

                                                Three Months Ended            Six Months Ended
                                                     March 31,                    March 31,
                                            --------------------------    --------------------------
                                                2006           2005           2006           2005
                                            -----------    -----------    -----------    -----------
General and administrative expenses         $   (13,220)   $   (16,366)   $   (29,319)   $   (39,799)

Interest income, net                              1,055            938          2,197          1,821
                                            -----------    -----------    -----------    -----------

      Net loss                              $   (12,165)   $   (15,428)   $   (27,122)   $   (37,978)
                                            ===========    ===========    ===========    ===========


Basic net loss per share                              *              *              *    $     (0.01)
                                            ===========    ===========    ===========    ===========

Basic weighted average shares outstanding     7,273,500      7,273,500      7,273,500      7,273,500
                                            ===========    ===========    ===========    ===========

*   Less than $0.01 per share.

                 See notes to consolidated financial statements

                 HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)


                                                     Six Months Ended
                                                         March 31,
                                                  ----------------------
                                                     2006        2005
                                                  ---------    ---------
Cash flow from operating activities

      Net loss                                    $ (27,122)   $ (37,978)
      Adjustments to reconcile net loss to net
        cash used in operating activities
          Amortization of deferred compensation       3,573        6,432
      Changes in assets and liabilities
          Other receivables                            (100)
          Accounts payable and accrued expenses        (401)         166
                                                  ---------    ---------

      Net cash used in operating activities         (24,050)     (31,380)
                                                  ---------    ---------

Decrease in cash                                    (24,050)     (31,380)

Cash, beginning of period                           309,106      361,361
                                                  ---------    ---------

Cash, end of period                               $ 285,056    $ 329,981
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

      New Accounting Pronouncements

      The Financial Accounting Standards Board has issued FASB Statement No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting for and reporting of accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. The Company has not determined what the effect, if any, will be on the Company's financial statements.

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

PART II OTHER INFORMATION


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



                                               HOSTING SITE NETWORK INC.


Dated:  May 9, 2006                            By:/s/ Scott Vicari
                                                  ---------------------------
                                                  Scott Vicari
                                                  President, Chief Executive and
                                                  Accounting Officer