Form 10QSB
period 2006-06-30
HOSTING SITE NETWORK INC
filed 2006-08-09
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 33-73004

                            HOSTING SITE NETWORK INC.
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                         13-4122844
     -------------------------------                          -----------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

             32 Poplar Place
           Fanwood, New Jersey                                      07023
 --------------------------------------                           ---------
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

      As of August 7, 2006, there were 7,273,500 shares of the issuer's common stock, par value $0.001, issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes | | No |X|

                            HOSTING SITE NETWORK INC.
                  JUNE 30, 2006 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements............................................... 4

Item 2.  Plan of Operation.................................................. 9

Item 3.  Controls and Procedures............................................ 9

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds..........................10

Item 6.  Exhibits...........................................................10

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                                                            PAGE

Consolidated Balance Sheet as at June 30, 2006................................5

Consolidated Statements of Operations for the three and nine months ended June 30, 2006 and 2005..............................................6

Consolidated Statements of Cash Flows for the nine months
    Ended June 30, 2006 and 2005..............................................7

Notes to Consolidated Financial Statements....................................8

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)


                                     Assets

Current Assets
      Cash                                                            $ 267,855
      Prepaid expenses                                                      250
      Other receivable                                                      100
                                                                      ---------

          Total Assets                                                $ 268,205
                                                                      =========


                      Liabilities and Shareholders' Equity

Current Liabilities
      Accounts payable and accrued expenses                           $   6,909
                                                                      ---------


Shareholders' Equity
      Preferred stock, $.0001 par value, 5,000,000
          shares authorized; none outstanding
      Common stock, $.001 par value; 100,000,000 shares
          authorized; 7,273,500 shares issued and outstanding             7,273
      Additional paid-in capital                                        758,259
      Deferred compensation                                             (10,721)
      Accumulated deficit                                              (493,515)
                                                                      ---------

          Total Shareholders' Equity                                    261,296
                                                                      ---------

          Total Liabilities and Shareholders' Equity                  $ 268,205
                                                                      =========

                See notes to consolidated financial statements.

               HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)

                                                  Three Months Ended           Nine Months Ended
                                                       June 30,                    June 30,

                                                2006           2005           2006           2005
                                            -----------    -----------    -----------    -----------

General and administrative expenses         $   (15,120)   $   (15,991)   $   (44,439)   $   (55,790)

Interest income, net                              1,023          1,008          3,220          2,829
                                            -----------    -----------    -----------    -----------

     Net loss                               $   (14,097)   $   (14,983)   $   (41,219)   $   (52,961)
                                            ===========    ===========    ===========    ===========

 Basic net loss per share                         *             *              ($0.01)        ($0.01)
                                            ===========    ===========    ===========    ===========
Basic weighted average shares outstanding     7,273,500      7,273,500      7,273,500      7,273,500
                                            ===========    ===========    ===========    ===========


  * Less than $0.01 per share.


                See notes to consolidated financial statements.

                 HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                      Nine Months Ended June 30,
                                                       2006              2005
                                                      ---------       ---------
Cash flow from operating activities

     Net loss                                         $ (41,219)      $ (52,961)
     Adjustments to reconcile net loss to net
         cash used in operating activities
         Amortization of deferred compensation            5,360           9,648
     Changes in assets and liabilities
         Other receivable                                  (100)            (93)
         Accounts payable and accrued expenses           (5,292)            859
                                                      ---------       ---------

     Net cash used in operating activities              (41,251)        (42,547)
                                                      ---------       ---------


Decrease in cash                                        (41,251)        (42,547)

Cash, beginning of period                               309,106         361,361
                                                      ---------       ---------

Cash, end of period                                   $ 267,855       $ 318,814
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

ITEM 2...PLAN OF OPERATION

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

                                             HOSTING SITE NETWORK INC.

Dated:  August 8, 2006                        By:/s/ Scott Vicari
                                                 -------------------------------
                                                 Scott Vicari
                                                 President, Chief Executive and
                                                 Accounting Officer