Form 10KSB
period 2006-09-30
HOSTING SITE NETWORK INC
filed 2006-12-07
CIK 1157817

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For Fiscal Year Ended: September 30, 2006

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

      Commission file number 333-73004
                            -----------

                            HOSTING SITE NETWORK INC.
                           --------------------------
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
                           -----------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----------------
Name of each Exchange on Which Registered:  None
                                            ------------------------------------
Securities registered under Section 12(g) of the Exchange Act:  None
                                                                ----------------

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |X|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      State issuer's revenues for its most recent fiscal year. None

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

      As of December 4, 2006 there were 4,253,500 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on December 4, 2006 was $297,745 based on the closing bid price of our common stock on December 4, 2006, which was $0.07 per share.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,273,500 shares as of December 4, 2006.

         Transitional Small Business Disclosure Format (check one):

         Yes                         No           X
             ---------------------      ---------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                                TABLE OF CONTENTS

Item Number and Caption                                                            Page

Forward Looking Statements                                                           3

PART 1

         Item 1.  Description of Business                                            3
         Item 2:  Description of Property                                            4
         Item 3.  Legal Proceedings                                                  4
         Item 4.  Submission of Matters to Vote of Security Holders                  4
PART II
         Item 5.  Market for Common Equity and Related Stockholders                  4
         Item 6.  Plan of Operation                                                  7
         Item 7.  Financial Statements                                               8
         Item 8.  Changes in and Disagreements with Accountants on                  18
                  Accounting and Financial Disclosure
         Item 8A.  Controls and Procedure                                           18
         Item 8B.  Other Information                                                18
PART III
         Item 9.  Directors, Executive Officers, Promoters and Control Person;      18
                  Compliance with Section 16(a) of the Exchange Act
         Item 10. Executive Compensation                                            21
         Item 11. Security Ownership of Certain Beneficial Owners and  Management   22
         Item 12. Certain Relationships and Related Transactions                    24
         Item 13. Exhibits, List and Reports on Form 8-K                            24
         Item 14. Principal Accountant Fees and Services                            26

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

Research and Development

      During the fiscal years ended September 30, 2006 and September 30, 2005 we made no expenditures on research and development.

Employees

      As of December 4, 2006 our only employees are our two executive officers.

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

 Quarter Ended                   High Bid          Low Bid
 -------------                   --------          -------
December 31, 2003                  $0.02            $0.02
March 31, 2004                     $0.03            $0.02
June 30, 2004                      $0.03            $0.03
September 30, 2004                 $0.03            $0.03
December 31, 2004                  $0.03            $0.03
March 31, 2005                     $0.03            $0.03
June 30, 2005                      $0.03            $0.03
September 30, 2005                 $0.07            $0.03
December 31, 2005                  $0.07            $0.07
March 31, 2006                     $0.07            $0.07
June 30, 2006                      $0.07            $0.07
September 30, 2006                 $0.07            $0.07

Holders

      As of December 4, 2006, there were approximately 21 record holders of our common stock.

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

Recent Sales of Unregistered Securities

      We made no sales of unregistered securities during the fiscal year ended September 30, 2006.

        Securities Authorized For Issuance Under Equity Corporation Plans

                      Equity Compensation Plan Information

-------------------------------------- ----------------------- --------------------- ---------------------------------

                                        Number of Securities
                                         to be issued upon       Weighted-average     Number of securities remaining
                                            exercise of         exercise price of     available for future issuance
                                        outstanding options,       outstanding       under equity compensation plans
                                        warrants and rights     options, warrants    (excluding securities reflected
                                                (a)                 and rights (b)            in column (a)) (c)
-------------------------------------- ----------------------- --------------------- ---------------------------------

Equity compensation plans approved              N/A                    N/A                         N/A
by security holders
-------------------------------------- ----------------------- --------------------- ---------------------------------

Equity compensation plans not
approved by security holders                     0                     N/A                      1,000,000
-------------------------------------- ----------------------- --------------------- ---------------------------------

         Total                                   0                     N/A                      1,000,000
-------------------------------------- ----------------------- --------------------- ---------------------------------

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

                          ITEM 7. FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements

                                                                                                               Page
Report of Independent Registered Public Accounting Firm........................................................9

Consolidated Balance Sheet as at September 30, 2006 ...........................................................10

Consolidated Statement of Operations for the years ended September 30, 2006 and
          September 30, 2005...................................................................................11

Consolidated Statement of Stockholders' Equity for the years ended September 30, 2006 and September 30, 2005 ..............................................................................12

Consolidated Statement of Cash Flows for the years ended September 30, 2006 and
       September 30, 2005 .....................................................................................13

Notes to Consolidated Financial Statements..................................................................14-17

                Report of Independent Registered Accounting Firm

To the Board of Directors and
Stockholders of Hosting Site Network, Inc.

      We have audited the accompanying consolidated balance sheet of Hosting Site Network, Inc. and Subsidiary as of September 30, 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hosting Site Network, Inc. and Subsidiary at September 30, 2006, and the consolidated results of their operations and their cash flows for the two years ended in conformity with accounting principles generally accepted in the United States of America.

New York, New York                                   /S/Most & Company, LLP
                                                     ----------------------
November 9, 2006                                     Most & Company, LLP

                    HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006



                                     Assets

Current Assets
      Cash                                                      $ 259,520
      Other current assets                                            350
                                                                ---------

          Total Assets                                          $ 259,870
                                                                =========


                     Liabilities and Shareholders' Equity

Current Liabilities
      Accounts payable and accrued expenses                     $  14,176
                                                                ---------


Shareholders' Equity
      Preferred stock, $.0001 par value, 5,000,000
          shares authorized; none outstanding
      Common stock, $.001 par value; 100,000,000 shares
          authorized; 7,273,500 shares issued and outstanding       7,273
      Additional paid-in capital                                  758,259
      Deferred compensation                                        (8,934)
      Accumulated deficit                                        (510,904)
                                                                ---------

          Total Shareholders' Equity                              245,694
                                                                ---------

          Total Liabilities and Shareholders' Equity            $ 259,870
                                                                =========

                See notes to consolidated financial statements.

               HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF OPERATIONS



                            YEARS ENDED SEPTEMBER 30,

                                                                 2006            2005
                                                              -----------    -----------

General and administrative expenses                           $   (62,813)   $   (74,781)

Interest income, net                                                4,205          3,738
                                                              -----------    -----------

     Net loss                                                 $   (58,608)   $   (71,043)
                                                              ===========    ===========


Basic and fully diluted net loss per share                    $     (0.01)   $     (0.01)
                                                              ===========    ===========

Basic and fully diluted weighted average shares outstanding     7,273,500      7,273,500
                                                              ===========    ===========

                See notes to consolidated financial statements.

                     HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY





                                             Common Stock         Additional                              Total
                                        ---------------------      Paid-in     Deferred   Accumulated  Shareholders'
                                          Shares      Amount       Capital   Compensation   Deficit      Equity
                                        ---------   ---------   -----------   ---------    ---------    ---------

Balance, October 1, 2004                7,273,500   $   7,273   $   758,259   $ (28,946)   $(381,253)   $ 355,333

Amortization of deferred compensation                                            12,865                    12,865

Net loss                                                                                     (71,043)     (71,043)
                                        ---------   ---------   -----------   ---------    ---------    ---------

Balance, September 30, 2005             7,273,500    7,273.00    758,259.00   (16,081.00)  (452,296.00) 297,155.00

Amortization of deferred compensation                                             7,147                     7,147

Net loss                                                                                     (58,608)     (58,608)
                                        ---------   ---------   -----------   ---------    ---------    ---------

Balance, September 30, 2006             7,273,500   $   7,273   $   758,259   $  (8,934)   $(510,904)   $ 245,694
                                        =========   =========   ===========   =========    =========    =========

                See notes to consolidated financial statements.

                 HOSTING SITE NETWORK, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS



                                                YEARS ENDED SEPTEMBER 30,

                                                   2006         2005
                                                 ---------    ---------
Cash flow from operating activities

     Net loss                                    $ (58,608)   $ (71,043)
     Adjustments to reconcile net loss to net
         cash used in operating activities
         Amortization of deferred compensation       7,147       12,865
     Changes in assets and liabilities
         Other receivable                             (100)
         Prepaid expenses                                          (250)
         Accounts payable and accrued expenses       1,975        6,173
                                                 ---------    ---------

     Net cash used in operating activities         (49,586)     (52,255)
                                                 ---------    ---------


Decrease in cash                                   (49,586)     (52,255)

Cash, beginning of year                            309,106      361,361
                                                 ---------    ---------

Cash, end of year                                $ 259,520    $ 309,106
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

      Stock-based compensation

      Compensation costs for common stock issued to employees were based on the fair value method and deferred as shareholders' equity until amortized to operations. The deferred compensation costs are being amortized over the remaining term of the employment agreement, as amended, over the forfeiture period.

      Basic Net Loss Per Share

      Basic net loss per share was computed by dividing the net loss for the year by the weighted average number of shares outstanding during the year. Fully diluted net loss per share was computed by dividing the net loss for the year by the weighted average number of fully diluted shares outstanding during the year. There were no dilutive securities outstanding.

      Financial Instruments

      The carrying amounts of financial instruments, including cash and accounts payable and accrued expenses, approximate fair values because of their relatively short maturity.

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

3. INCOME TAXES

      The Company files consolidated tax returns. As of September 30, 2006, the Company has net operating loss carryforwards of approximately $515,000 to reduce future Federal taxable income through 2026.

      As of September 30, 2006, realization of the Company's deferred tax assets of $193,000 was not considered more likely than not and, accordingly, a valuation allowance of $193,000 has been provided.

      As of September 30, 2006, components of deferred tax assets were as follows:

            Net operating loss      $ 196,000
            Deferred compensation      (3,000)
                                    ---------

                                      193,000
            Valuation allowance      (193,000)
                                    ---------

                                      None
                                    =========

         For the years ended September 30, 2006 and 2005, deferred income tax expense consisted of the following:
                                     2006        2005
                                    --------    --------

            Net operating loss      $ 20,000    $ 30,000
            Deferred compensation      3,000       5,000
                                    --------    --------
                                      23,000      35,000
Valuation allowance                  (23,000)    (35,000)
                                    --------    --------

                                      None         None
                                    ========    ========

      For the years ended September 30, 2006 and 2005, the following is a reconciliation of the expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

                                        2006        2005
                                      --------    --------

Expected Federal income tax benefit   ($19,000)   ($32,000)
State taxes                             (4,000)     (3,000)
Change in valuation allowance           23,000      35,000
                                      --------    --------

                                        None         None
                                      ========    ========

4.    EQUITY TRANSACTIONS

      As of September 30, 2006, the Company is committed under an employment agreement (Agreement), as amended, to the Company's president for employment through April 30, 2009. Under the agreement, the Company had previously issued 3,000,000 shares of the Company's common stock to the Company's president in exchange for compensation. However, if his employment with the Company is terminated prior to December 31, 2006, he forfeits the entire 3,000,000 shares, prior to December 31, 2007, he forfeits 2,000,000 shares and, prior to December 31, 2008, he forfeits the remaining 1,000,000 shares of the Company's common stock.

      The deferred compensation is being amortized over the employment term, over the balance of the forfeit period. For the years ended September 30, 2006 and 2005, compensation expense was $7,147 and $12,865, respectively.

      In November 2006, the Agreement was amended to extend both employment and forfeit periods by twelve months.

      As of September 30, 2006, the Company has reserved shares of common stock, as follows:

         Warrants(a)                                    1,250,000
         Options                                        1,000,000
                                                        ---------
                                                        2,250,000
                                                        =========

      (a) each warrant entitles the holder to purchase one share of common stock at $1.20 per share, throughout 2007.

5.    STOCK OPTION PLAN

      In December 2002, the Company terminated its 2001 Stock Option Plan and adopted the 2002 Non-Statutory Stock Option Plan (Plan). The Company had granted no options under the 2001 Stock Option Plan.

      The Plan provides for the granting of non-statutory stock options, through 2012, to purchase up to 1,000,000 shares of common stock, subject to adjustment for stock splits, stock dividends, recapitalizations or similar capital changes. Options may be granted to employees (including officers) and directors of the Company and certain of the Company's consultants and advisors.

      The Plan is administered by the Company's Board of Directors, which determines the grantee, number of shares and exercise price and period. The Board of Directors also interprets the provisions of the Plan and, subject to certain limitations, may amend the Plan.

      As of September 30, 2006, no options have been granted.

6.    CONCENTRATIONS OF CREDIT RISK

      The Company maintains cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain cash only with reputable financial institutions.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                        ITEM 8A. CONTROLS AND PROCEDURES

      Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the Commission rules and forms. Such evaluation did not identify any change in the year ended September 30, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           ITEM 8B. OTHER INFORMATION

      Not applicable.

                                    PART III

                     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS,
                   PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                           WITH SECTION 16(A) OF THE
                                  EXCHANGE ACT

Executive Officers and Directors

      The following table sets forth certain information, as of December 4, 2006, with respect to our directors and executive officers.

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

                                                                Date of Election
                                                                 or Appointment
Name            Positions Held                          Age       as Director
----            --------------                          ---       -----------

Scott Vicari    Chairman of the Board, President,       34       April 30, 2001
                Treasurer, CEO, CFO, Controller
Matthew Sebal   Secretary, Director                     36       April 30, 2001
Ralph Brown     Director                                73       April 30, 2001

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

Board of Directors

      Except for Ralph Brown, who receives $333 per month for serving as a director, none of our directors receive any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date. Accordingly, we do not have an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations.

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

                        ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended September 30, 2006 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2006 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2006 that received annual compensation during the fiscal year ended September 30, 2005 in excess of $100,000.

                           Summary Compensation Table

                                        Annual Compensation                          Long-Term Compensation
                                        -------------------                          ----------------------
                        Fiscal Year
       Name and            Ended                          Other                      Restricted     LTIP      All Other
  Principal Position   September 30,  Salary  Bonus    Compensation   Options/SARs   Stock Awards  Payouts   Compensation
  ------------------   -------------  ------  -----    ------------   ------------   ------------  -------   ------------

Scott Vicari,              2006         0       0           0               0            0          0           0
Chief Executive            2005         0       0           0               0            0          0           0
Officer, President (1)     2004         0       0           0               0            0          0           0

----------

(1) On or about April 30, 2001 we issued 3,000,000 restricted shares of our common stock to Mr. Vicari pursuant to Mr. Vicari's three year employment agreement with us dated April 30, 2001. These shares are subject to forfeiture based upon the term of his employment with us. Due to the inactivity of the Company, in December 2004, December 2005, and November 2006 we revised Mr. Vicari's employment agreement to extend the vesting periods on the 3,000,000 shares issued in the employment agreement. As the result of the November 2006 amendment, if Mr. Vicari is not employed by us at December 31, 2007 he forfeits all of the shares. If Mr. Vicari is employed by us at December 31, 2007 but not employed by us at December 31, 2008 he forfeits 2,000,000 of the shares. If Mr. Vicari is employed by us at December 31, 2008 but not employed by us at December 31, 2009 he forfeits 1,000,000 of the shares.

Option/SAR Grants In Last Fiscal Year

      No stock options or stock appreciation rights were granted to the named executive during the fiscal year ended September 30, 2006.

Stock Option Plans

      The named executive did not participate in any Company stock option plans during the fiscal year ended September 30, 2006.

Aggregate Option/SAR Exercises and Fiscal Year End Option/SAR Values

      During the fiscal year ended September 30, 2006 there were no exercises of stock options by the named executive. As at September 30, 2006 the named executive owned no stock options. The named executive has never received stock appreciation rights.

Long Term Incentive Plan Awards

      We made no long-term incentive plan awards to the named executive officer during the fiscal year ended September 30, 2006.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

      During the fiscal year ended September 30, 2006 we had no employment agreements, compensation plans or arrangements with respect to the named executive officer which would in any way result in payments being made to such executive officer because of his resignation, retirement or other termination of employment with us or our subsidiaries, or because of any change in control or a change in such executive officer's responsibilities following a change in control.

Compensation of Directors

      Ralph Brown is paid $333 per month for serving as a director. None of our other directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended September 30, 2006 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Report on Repricing of Options/SARs

      During the fiscal year ended September 30, 2006 we did not adjust or amend the exercise price of stock options or SARs previously awarded to the named executive

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 4, 2006 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

                Name and Address                   Shares of Common Stock        Percentage
              of Beneficial Owner                    Beneficially Owned         Ownership (1)
              -------------------                    ------------------         ---------
Seloz Gestion & Finance SA (2)                           700,000(3)                  9.2%
1, Rue Hugo-de-Senger
1211 Geneva 4
Switzerland

CCD Consulting Commerce Distribution AG (4)              700,000(3)                  9.2%
Glockengasse 4
4001 Basel
Switzerland

Scott Vicari                                           3,000,000 (5)                41.2%
262 Gettysburg Way
Lincoln Park, NJ  07035

Matthew Sebal                                             10,000                      (6)
170 West 6th Avenue
Vancouver, British Columbia V5Y 1K6
Canada

Ralph Brown                                               10,000                      (6)
112 St. Claire Avenue West, Suite 400
Toronto, Ontario M4V 2Y3
Canada

All directors and executive officers                   3,020,000                    41.5%
as a group (3 persons)

----------

(1)   Based upon 7,273,500 shares issued and outstanding as at December 4, 2006.

(2)   The beneficial owner of Seloz Gestion & Finance SA is Rene Belser.

(3)   Includes 350,000 shares underlying presently exercisable warrants.

(4)   The beneficial owner of CCD Consulting Commerce Distribution AG is Fred
      Dukas.

(5) Pursuant to the terms of Mr. Vicari's employment agreement, as amended, if he is no longer employed with us prior to December 31, 2007 he forfeits all 3,000,000 shares. If he is employed by us at December 31, 2007 but no longer employed with us at December 31, 2008 he forfeits 2,000,000 of these shares. If he is employed by us at December 31, 2008 but no longer employed with us at December 31, 2009 he forfeits 1,000,000 of these shares.

(6)   Less than 1%

Changes in Control

      Not Applicable.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In April, 2001 we issued 3,000,000 shares of our common stock to our president Scott Vicari in consideration of his engagement as our president. These shares are subject to forfeiture based upon the term of his employment. Pursuant to the terms of our employment contract with Mr. Vicari, as amended, if he is no longer employed with us prior to December 31, 2007 he forfeits all 3,000,000 of these shares. If he is employed by us at December 31, 2007 but no longer employed with us prior to December 31, 2008 he forfeits 2,000,000 of these shares. If he is employed by us at December 31, 2008 but no longer employed with us prior to December 31, 2009 he forfeits 1,000,000 of these shares. These shares were valued at $.05 per share.

      Ralph Brown is paid $333 per month for serving as a director.

                ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Reports on Form 8-K

      None.

Exhibits

      The following Exhibits are being filed with this Annual Report on Form 10-KSB:

 Exhibit     SEC Report
   No.     Reference Number            Description
   ---     ----------------            -----------
  3.1         3.1                      Certificate of Incorporation of Registrant filed May 31, 2000. (1)
  3.2         3.2                      Certificate of Amendment to Certificate of Incorporation of Registrant
                                       filed March 6, 2002. (4)
  3.3         3.2                      By-Laws of Registrant. (1)
  3.4         3.3                      Amended By-Laws of Registrant. (3)

 10.1         10.1                     Registrant's 2001 Stock Option Plan adopted April 30, 2001. (1)
 10.2         10.2                     Executive Employment Agreement dated April 30, 2001 between Registrant and
                                       Scott Vicari. (2)
 10.3         10.3                     Registrant's 2002 Non-Statutory Stock Option Plan(5)
 10.4         10.4                     Amendment dated December 2, 2002 to Executive Employment Agreement dated
                                       April 30, 2001 between Registrant and Scott Vicari(5)
 10.5         10.5                     Loan Agreement dated as of July 12, 2002 by and among Registrant, 2
                                       Chansis, Inc., Ray Grimm and Alfred Hanser(5)
 10.6         10.6                     Amendment dated December 13, 2004 to Executive Employment Agreement dated
                                       April 30, 2001 between Registrant and Scott Vicari(6)
 10.7         10.7                     Amendment dated December 7, 2005 to Executive Employment Agreement dated
                                       April 30, 2001 between Registrant and Scott Vicari(7)
 10.8                                  Amendment dated November 7, 2006 to
                                       Executive Employment Agreement dated
                                       April 30, 2001 between Registrant and
                                       Scott Vicari(8)
 14             14                     Code of Ethics(6)

 21                                    List of Subsidiaries of Registrant(8)

 31.1/31.2                             Rule 13(a) - 14(a)/15(d) - 14(a) Certification of Principal Executive and
                                       Financial Officer(8)

 32.1/32.2                             Rule 1350 Certification of Chief Executive and Financial Officer(8)

----------

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

(7) Filed with the Securities and Exchange Commission on December 19, 2005 as an exhibit, numbered as indicated above, to the Registrant's Annual Report on Form 10KSB for the fiscal year ended September 30, 2005.

(8)   Filed herewith.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

         The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2006 and 2005 are set forth in the table below:

-------------------------------- ----------------------------------------------- ------------------------------------------------
Fee Category                     Fiscal year ended September 30, 2006            Fiscal year ended September 30, 2005
-------------------------------- ----------------------------------------------- ------------------------------------------------
Audit fees (1)                    $23,000                                        $22,000
-------------------------------- ----------------------------------------------- ------------------------------------------------
Audit-related fees (2)             0                                              0
-------------------------------- ----------------------------------------------- ------------------------------------------------
Tax fees (3)                       0                                              0
-------------------------------- ----------------------------------------------- ------------------------------------------------
All other fees (4)                 0                                              0
-------------------------------- ----------------------------------------------- ------------------------------------------------
Total fees                        $23,000                                        $22,000
-------------------------------- ----------------------------------------------- ------------------------------------------------

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

Date:  December 6, 2006                HOSTING SITE NETWORK INC.

                                       By: /s/ Scott Vicari
                                           ------------------------------------
                                           Scott Vicari,
                                           President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                        TITLE                                  DATE
              ---------                                        -----                                  ----

/s/ Scott Vicari                             President, Treasurer Chief Executive         December 6, 2006
------------------------------------         Officer, Chief Financial and Accounting
Scott Vicari                                 Officer


Majority of
Board of Directors

/s/ Scott Vicari                             Director                                     December 6, 2006
------------------------------------
Scott Vicari

/s/ Matthew Sebal                            Director                                     December 6, 2006
------------------------------------
Matthew Sebal