Form 10QSB
period 2006-12-31
HOSTING SITE NETWORK INC
filed 2007-02-06
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 33-73004

                    Hosting Site Network Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	13-4122844
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

32 Poplar Place
Fanwood, New Jersey	07023
(Address of principal executive offices)	(Zip Code)

                             (973) 652-6333
(Registrant’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes ☒ No ☐

As of February 6, 2007, there were 7,273,500 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HOSTING SITE NETWORK INC.
DECEMBER 31, 2006 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheet as at December 31, 2006	5

Consolidated Statements of Operations for the three months
ended December 31, 2006 and 2005	6

Consolidated Statements of Cash Flows for the three months ended
December 31, 2006 and 2005	7

Notes to Consolidated Financial Statements	8

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006
(UNAUDITED)

Assets

Current Assets
Cash	$247,238
Other current assets	600

Total Assets	$247,838

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$16,285

Shareholders' Equity
Preferred stock, $.0001 par value, 5,000,000
shares authorized; none outstanding
Common stock, $.001 par value; 100,000,000 shares
authorized; 7,273,500 shares issued and outstanding	7,273
Additional paid-in capital	758,259
Accumulated deficit	(533,979)

Total Shareholders' Equity	231,553

Total Liabilities and Shareholders' Equity	$247,838

See notes to consolidated financial statements.

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	December 31,

	2006		2005

General and administrative expenses		$(15,091)		$(16,099)

Write-off of deferred compensation		(8,934)

Interest income		950		1,142

Net loss		$(23,075)		$(14,957)

Basic and fully diluted net loss per share	$	*	$	*

Basic and fully diluted weighted average shares outstanding		7,273,500		7,273,500

* Less than $0.01 per share.

See notes to consolidated financial statements.

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,

	2006	2005
Cash flow from operating activities

Net loss	$(23,075)	$(14,957)
Adjustments to reconcile net loss to net
cash used in operating activities
Write-off / amortization of deferred compensation	8,934	1,786
Changes in assets and liabilities
Other current assets	(250)	(100)
Accounts payable and accrued expenses	2,109	4,765

Net cash used in operating activities	(12,282)	(8,506)

Decrease in cash	(12,282)	(8,506)

Cash, beginning of period	259,520	309,106

Cash, end of period	$247,238	$300,600

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Hosting Site Network, Inc. together with the Company’s Plan of Operations in the Company’s Form 10-KSB for the year ended September 30, 2006. Interim results are not necessarily indicative of the results for a full year

The consolidated financial statements include the accounts of the Company and HSN. All material intercompany balances and transactions have been eliminated.

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

New Accounting Pronouncements

The Financial Accounting Standards Board has issued FIN 48, Accounting for Uncertainty in Income Taxes, effective for the year commencing after December 15, 2006. The Company has not yet determined what the effect will be, if any, on their consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. WRITE-OFF OF DEFERRED COMPENSATION

As of October 1, 2006, the Company wrote-off the balance of deferred compensation of $8,934.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of Scott Vicari, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 5. OTHER INFORMATION

On or about April 30, 2001 we issued 3,000,000 restricted shares of our common stock to Scott Vicari, our sole executive officer, pursuant to Mr. Vicari’s employment agreement with us dated April 30, 2001. These shares are subject to forfeiture based upon the term of his employment with us. Due to our inactivity, in December 2004, December 2005, and November 2006, we revised Mr. Vicari’s employment agreement to extend the vesting periods on the 3,000,000 shares issued in the employment agreement. As the result of the November 2006 amendment, if Mr. Vicari is not employed by us at December 31, 2007 he forfeits all of the shares. If Mr. Vicari is employed by us at December 31, 2007 but not employed by us at December 31, 2008 he forfeits 2,000,000 of the shares. If Mr. Vicari is employed by us at December 31, 2008 but not employed by us at December 31, 2009 he forfeits 1,000,000 of the shares.

ITEM 6. EXHIBITS

(a)    Exhibits.

31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and
Financial Officer
32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSTING SITE NETWORK INC.

Dated: February 6, 2007	By:	/s/ Scott Vicari
Scott Vicari
President, Chief Executive and
Accounting Officer