Form 10QSB
period 2007-06-30
HOSTING SITE NETWORK INC
filed 2007-08-13
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 10, 2007, there were 7,273,500 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HOSTING SITE NETWORK INC.
JUNE 30, 2007 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Information	3

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Plan of Operation	9
Item 3.	Controls and Procedures	9

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 6.	Exhibits	10

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

Assets

Current Assets
Cash	$216,401
Other current assets	600

Total Assets	$217,001

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$14,532

Shareholders' Equity
Preferred stock, $.0001 par value, 5,000,000
shares authorized; none outstanding
Common stock, $.001 par value; 100,000,000 shares
authorized; 7,273,500 shares issued and outstanding	7,273
Additional paid-in capital	758,259
Accumulated deficit	(563,063)

Total Shareholders' Equity	202,469

Total Liabilities and Shareholders' Equity	$217,001

See notes to unaudited consolidated financial statements

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

General and administrative expenses	$(13,586)	$(15,120)	$(45,869)	$(44,439)

Write-off of deferred compensation	-	-	(8,934)	-

Interest income, net	824	1,023	2,644	3,220

Net loss	$(12,762)	$(14,097)	$(52,159)	$(41,219)

Basic and fully diluted net loss per common share	*	*	*	*

Basic and fully diluted weighted average shares outstanding	7,273,500	7,273,500	7,273,500	7,273,500

* Less than $0.01 per share.

See notes to unaudited consolidated financial statements

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
NINE MONTHS ENDED JUNE 30,

	2007	2006
Cash flow from operating activities

Net loss	$(52,159)	$(41,219)
Adjustments to reconcile net loss to net
cash used in operating activities
Write-off amortization of deferred compensation	8,934	5,360
Changes in assets and liabilities
Other current assets	(250)	(100)
Accounts payable and accrued expenses	356	(5,292)

Net cash used in operating activities	(43,119)	(41,251)

Decrease in cash	(43,119)	(41,251)

Cash, beginning of period	259,520	309,106

Cash, end of period	$216,401	$267,855

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

Basis of Presentation

The accompanying interim unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under S-B of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Hosting Site Network, Inc. together with the Company’s Plan of Operations in the Company’s Form 10-KSB for the year ended September 30, 2006. Interim results are not necessarily indicative of the results for a full year.

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

HOSTING SITE NETWORK INC.

Dated: August 13, 2007	By:	/s/ Scott Vicari
Scott Vicari President, Chief Executive and Accounting Officer