Form 10KSB
period 2007-09-30
HOSTING SITE NETWORK INC
filed 2007-12-20
CIK 1157817

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: September 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 333-73004

HOSTING SITE NETWORK INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-4122844
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

32 Poplar Place, Fanwood, NJ	07023
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (973) 652-6333
Securities registered under Section 12(b) of the Exchange Act: None
Name of each Exchange on Which Registered: None
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

As of December 10, 2007 there were 4,253,500 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on December 10, 2007 was $297,745 based on the closing bid price of our common stock on December 10, 2007, which was $0.07 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,273,500 shares as of December 10, 2007.

Transitional Small Business Disclosure Format (check one):

 Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Business”. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

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

Research and Development

During the fiscal years ended September 30, 2007 and September 30, 2006 we made no expenditures on research and development.

Employees

As of December 10, 2007 our only employees are our two executive officers.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information.

Our common stock has been quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “HSNI” since June 20, 2002. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2004	$0.03	$0.03
March 31, 2005	$0.03	$0.03
June 30, 2005	$0.03	$0.03
September 30, 2005	$0.07	$0.03
December 31, 2005	$0.07	$0.07
March 31, 2006	$0.07	$0.07
June 30, 2006	$0.07	$0.07
September 30, 2006	$0.07	$0.07
December 31, 2006	$0.07	$0.07
March 31, 2007	$0.07	$0.07
June 30, 2007	$0.07	$0.07
September 30, 2007	$0.07	$0.07

Holders

As of December 10, 2007, there were approximately 21 record holders of our common stock.

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

Recent Sales of Unregistered Securities

We made no sales of unregistered securities during the fiscal year ended September 30, 2007.

Securities Authorized For Issuance Under Equity Corporation Plans

Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	0	N/A	1,000,000
Total	0	N/A	1,000,000

In December 2002 we terminated the Hosting Site Network, Inc. 2001 Stock Option Plan (the “2001 Plan”) and adopted the Hosting Site Network, Inc. 2002 Non-Statutory Stock Option Plan (the “Plan”). No options were ever issued under the 2001 Plan. The Plan is intended to advance our interests by inducing individuals, and eligible entities of outstanding ability and potential to join, remain with, or provide consulting or advisory services to us, by encouraging and enabling eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in us, and by providing the participating employees, non-employee directors, consultants and advisors with an additional incentive to promote our success. This is accomplished by providing for the granting of non-statutory stock options (the “Options”) to employees, non-employee directors, consultants and advisors. The Plan is presently administered by our board of directors but may be subsequently administered by a board committee designated by our board of directors.

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

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	9-10

Balance Sheet - September 30, 2007	11

Statement of Operations - Years ended September 30, 2007 and 2006	12

Statement of Shareholders’ Equity - Years ended September 30, 2007 and 2006	13

Statement of Cash Flows - Years ended September 30, 2007 and 2006	14

Notes to Financial Statements	15-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
Hosting Site Network, Inc.

We have audited the accompanying balance sheet of Hosting Site Network, Inc. as of September 30, 2007 and the related statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hosting Site Network, Inc. as of September 30, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP

New York, New York
December 14, 2007

Report of Independent Registered Accounting Firm

To the Board of Directors and
   Shareholder of Hosting Site Network, Inc.

We have audited the accompanying balance sheet of Hosting Site Network, Inc. as of September 30, 2006 and the related statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hosting Site Network, Inc. as of September 30, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Most & Company, LLP
Most & Company, LLP

New York, New York
November 30, 2006

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007 AND 2006

	2007	2006

Assets

Current Assets
Cash	$202,495	$259,520
Other receivable	600	350

Total Current Assets	$203,095	$259,870

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$17,160	$14,176

Shareholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding
Common stock, $.001 par value; 100,000,000 shares authorized; 7,273,500 shares issued and outstanding	7,273	7,273
Additional paid-in capital	758,259	758,259
Deferred compensation	-	(8,934)
Accumulated deficit	(579,597)	(510,904)

Total Shareholders' Equity	185,935	245,694

Total Liabilities and Shareholders' Equity	$203,095	$259,870

See notes to consolidated financial statements

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	YEARS ENDED SEPTEMBER 30,
	2007	2006

Revenues	$0	$0

General and administrative expenses	(63,189)	(55,656)
Write-off and amortization of deferred compensation	(8,934)	(7,147)
Interest income, net	3,430	4,205

Net loss	$(68,693)	$(58,608)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	7,273,500	7,273,500

See notes to consolidated financial statements

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount

Balance, September 30, 2005	7,273,500	$7,273	$758,259	$(16,081)	$(452,296)	$297,155

Amortization of deferred compensation	-	-	-	7,147	-	7,147

Net loss	-	-	-	-	(58,608)	(58,608)

Balance, September 30, 2006	7,273,500	7,273	758,259	(8,934)	510,904	245,694

Write-off deferred compensation	-	-	-	8,934	-	8,934

Net loss	-	-	-	-	(68,693)	(68,693)

Balance, September 30, 2007	7,273,500	$7,273	$758,259	$-	$442,211	$185,935

See notes to consolidated financial statements

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	YEARS ENDED SEPTEMBER 30,
	2007	2006
Cash flow from operating activities

Net loss	$(68,693)	$(58,608)
Adjustments to reconcile net loss to net cash used in operating activities
Write-off and amortization of deferred compensation	8,934	7,147
Changes in assets and liabilities
Other current assets	(250)	(100)
Accounts payable and accrued expenses	2,984	1,975

Net cash used in operating activities	(57,025)	(49,586)

Decrease in cash	(57,025)	(49,586)

Cash, beginning of year	259,520	309,106

Cash, end of year	$202,495	$259,520

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

Income Taxes

Deferred income taxes have been provided for any temporary differences between the consolidated financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. When the realization of deferred tax assets are not considered more likely than not an allowance is provided.

Stock Based Compensation

Compensation costs for common stock issued to employees were based on the fair value method and deferred as shareholders’ equity until amortized to operations. Through September 30, 2006, deferred compensation costs were amortized over the remaining term of the employment agreement, as amended, over the forfeiture period. On October 1, 2006, the Company wrote-off the remaining balance of deferred compensation of $8,934.

Net Loss Per Share

Basic net loss per share was computed by dividing the net loss for the year by the weighted average number of shares outstanding during the year. Diluted net loss per share was computed by dividing the net loss for the year by the weighted average number and any potentially dilutive shares outstanding during the year. There were no potentially dilutive securities outstanding.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable and accrued liabilities, approximates fair values because of their relatively short maturity.

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ from these estimates.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, "Accounting for Income Taxes". FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 on October 1, 2007 without a material effect on the financial statements.

In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements", that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair vale and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the effect, if any, that may result from the adoption of SFAS 157 on its financial statements.

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 159 on its financial statements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 160 on its financial statements.

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations - Revised" that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.    INCOME TAXES

The Company files consolidated tax returns. As of September 30, 2007, the Company has net operating loss carryforwards of approximately $600,000 to reduce future Federal and state taxable income through 2027.

As of September 30, 2007, realization of the Company’s deferred tax assets of $230,000 was not considered more likely than not and, accordingly, a valuation allowance of $230,000 has been provided.

As of September 30, 2007, components of deferred tax assets were as follows:

Net operating loss	$230,000
Valuation allowance	(230,000)

None

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2007 and 2006, deferred income tax expense consisted of the following:

	2007	2006

Net operating loss	$23,000	$20,000
Deferred compensation	3,000	3,000

	26,000	23,000
Valuation allowance	(26,000)	(23,000)

	None	None

For the years ended September 30, 2007 and 2006, the following is a reconciliation of the expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

	2007	2006

Expected Federal income tax benefit	$(23,000)	$(19,000)
State taxes	(3,000)	(4,000)
Change in valuation allowance	26,000	23,000

	None	None

4.    EQUITY TRANSACTIONS

As of September 30, 2007, the Company is committed under an employment agreement (Agreement), as amended, to the Company’s president for employment through December 31, 2010. Under the Agreement, the Company had previously issued 3,000,000 shares of the Company’s common stock to the Company’s president in exchange for compensation. However, if his employment with the Company is terminated prior to December 31, 2008, he forfeits the entire 3,000,000 shares of Company’s stock, prior to December 31, 2009, he forfeits 2,000,000 shares and prior to December 31, 2010, he forfeits the remaining 1,000,000 shares of the Company’s common stock.

The compensation had been amortized over the employment term, as amended, through the balance of the forfeiture period.

In December 2007, the Agreement was amended to extend both the employment and forfeiture periods by twelve months.

During the year September 30,2007, all outstanding warrants expired.

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    STOCK OPTION PLAN

In December 2002, the Company terminated its 2001 Stock Option Plan and adopted the 2002 Non-Statutory Stock Option Plan (Plan). The Company has granted no options under the 2001 Stock Option Plan.

The Plan provides for the granting of non-statutory stock options, through 2012, to purchase up to 1,000,000 shares of common stock, subject to adjustment for stock splits, stock dividends, recapitalizations or similar capital changes. Options may be granted to employees (including officers) and directors of the Company and certain of the Company’s consultants and advisors.

The Plan is administered by the Company’s Board of Directors, which determines the grantee, number of shares and exercise price and period. The Board of Directors also interprets the provisions of the Plan and, subject to certain limitations, may amend the Plan.

As of September  30, 2007, no options have been granted under Plan.

6.    CONCENTRATIONS OF CREDIT RISK

The Company maintains cash in financial institutions in excess of insured limits. In assessing its risk, the Company’s policy is to maintain cash only with reputable financial institutions.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the Commission rules and forms. Such evaluation did not identify any change in the year ended September 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information, as of December 10, 2007, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers.

Name	Positions Held	Age	Date of Election or Appointment as Director
Scott Vicari	Chairman of the Board, President, Treasurer, CEO, CFO, Controller	35	April 30, 2001
Matthew Sebal	Secretary, Director	37	April 30, 2001
Ralph Brown	Director	74	April 30, 2001

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

Matthew Sebal has served as our Secretary and Director since April 30, 2001. From January 2002 to the present Mr. Sebal has served as President and as a Director of 51st State Systems, Inc. a privately held company. 51st State Systems develops web sites and web-based applications for small-to-medium organizations in industry, government, and education. From May 2002 to present Mr. Sebal has served as President and as a Director of DCM Enterprises, Inc., a publicly reporting management and investment holding company. From July 2002 to present Mr. Sebal has served as Chairman of the Board of Directors of NES Worldwide, Inc., a Delaware corporation, engaged in the filing of EDGAR® reports on behalf of public companies with the United States Securities and Exchange Commission. From September 2002 to present, Mr. Sebal has served as a Director of BHC, Inc., a Delaware corporation engaged as a provider of branded online marketing and distribution of travel products and services for leisure and small business travelers. From the period between June 2000 to January 2003, Mr. Sebal held one or more of the following the positions: Secretary, President, Chairman and CEO, and Director, of Return Assured Incorporated. Return Assured Incorporated had been a publicly reporting company involved in enabling e-retail transactions. As of January, 2003 Return Assured Incorporated is no longer a publicly reporting company. Return Assured Incorporated has had no operations since 2001. From November 2000 to October 2003 Mr. Sebal served as a Director of Mindfuleye, Inc., a publicly reporting company that developed software for licensing to the investment community. The software delivered proprietary content directly to users by web, desktop, wireless, and e-mail interfaces. As of October, 2003 Mindfuleye, Inc. is no longer a publicly reporting company. Mindfuleye, Inc has had no operations since 2001. From December 1998 to June 2000, Mr. Sebal was a Principal in IBM's e-business Services Group for Canada. From 1997 to 1998, Mr. Sebal was Director of Business Development for Communicate.com (formerly IMEDIAT Digital). From 1995 to 1997, Mr. Sebal was a Senior Account Manager for Emerge Online, Inc. a web site design and development firm. Mr. Sebal holds a baccalaureate degree in Political Science from the University of Western Ontario, Canada.

Ralph Brown has served as one of our directors since April 30, 2001. He has practiced law in Toronto, Canada since 1959. He is also Secretary and a director of the Canadian Film Centre, the Chairman of Feature Film Project, and a director of the Norman Jewison Charitable Foundation. From October 1991 to July 1999, he was a partner in the law firm of Miller Thomson. Since August of 1999 to the present time, Mr. Brown has been a sole proprietor in Canada. Mr. Brown’s practice concentrates on corporate, commercial and entertainment law. He acts for a diverse range of clients in private and public companies, varying in size from small owner-operated businesses to large, diversified corporations. Mr. Brown received his LL.B. from Osgood Hall Law School, York University in 1959, his B.A. from University of Toronto in 1955. He was called to the Ontario Bar in 1959 and was appointed Queen’s Counsel in 1975. He is a member of the Canadian Bar Association.

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

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended September 30, 2007 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2007 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2007 that received annual compensation during the fiscal year ended September 30, 2007 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Scott Vicari, Chief Executive Officer, President	2007	0	0	0	0	0	0	0	0
	2006 2005	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)
On or about April 30, 2001 we issued 3,000,000 restricted shares of our common stock to Mr. Vicari pursuant to Mr. Vicari’s three year employment agreement with us dated April 30, 2001. These shares are subject to forfeiture based upon the term of his employment with us. Due to the inactivity of the Company, in December 2004, December 2005, November 2006 and December 2007, we revised Mr. Vicari’s employment agreement to extend the vesting periods on the 3,000,000 shares issued in the employment agreement. As the result of the December 2007 amendment, if Mr. Vicari is not employed by us at December 31, 2008 he forfeits all of the shares. If Mr. Vicari is employed by us at December 31, 2008 but not employed by us at December 31, 2009 he forfeits 2,000,000 of the shares. If Mr. Vicari is employed by us at December 31, 2009 but not employed by us at December 31, 2010 he forfeits 1,000,000 of the shares.

We have not issued any stock options since our inception. We have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officer or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Option/SAR Grants In Last Fiscal Year

No stock options or stock appreciation rights were granted to the named executive during the fiscal year ended September 30, 2007.

Stock Option Plans

The named executive did not participate in any Company stock option plans during the fiscal year ended September 30, 2007.

Aggregate Option/SAR Exercises and Fiscal Year End Option/SAR Values

During the fiscal year ended September 30, 2007 there were no exercises of stock options by the named executive. As at September 30, 2007 the named executive owned no stock options. The named executive has never received stock appreciation rights.

Long Term Incentive Plan Awards

We made no long-term incentive plan awards to the named executive officer during the fiscal year ended September 30, 2007.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

During the fiscal year ended September 30, 2007 we had no employment agreements, compensation plans or arrangements with respect to the named executive officer which would in any way result in payments being made to such executive officer because of his resignation, retirement or other termination of employment with us or our subsidiaries, or because of any change in control or a change in such executive officer’s responsibilities following a change in control.

Compensation of Directors

Ralph Brown is paid $333 per month for serving as a director. None of our other directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended September 30, 2007 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Report on Repricing of Options/SARs

During the fiscal year ended September 30, 2007 we did not adjust or amend the exercise price of stock options or SARs previously awarded to the named executive

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 10, 2007 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage Ownership (1)

Scott Vicari 262 Gettysburg Way Lincoln Park, NJ 07035	3,000,000	(2)	41.2%

Matthew Sebal 170 West 6th Avenue Vancouver, British Columbia V5Y 1K6 Canada	10,000		(3)

Ralph Brown 112 St. Claire Avenue West, Suite 400 Toronto, Ontario M4V 2Y3 Canada	10,000		(3)

All directors and executive officers as a group (3 persons)	3,020,000		41.5%

(1)	Based upon 7,273,500 shares issued and outstanding as at December 10, 2007.

(2)
Pursuant to the terms of Mr. Vicari’s employment agreement, as amended, if he is no longer employed with us prior to December 31, 2008 he forfeits all 3,000,000 shares. If he is employed by us at December 31, 2008 but no longer employed with us at December 31, 2009 he forfeits 2,000,000 of these shares. If he is employed by us at December 31, 2009 but no longer employed with us at December 31, 2010 he forfeits 1,000,000 of these shares.

(3)	Less than 1%

Changes in Control

Not Applicable.

ITEM 12.  CERTAIN RELATIONSHIPS
AND RELATED TRANSACTIONS

In April, 2001 we issued 3,000,000 shares of our common stock to our president Scott Vicari in consideration of his engagement as our president. These shares are subject to forfeiture based upon the term of his employment. Pursuant to the terms of our employment contract with Mr. Vicari, as amended, if he is no longer employed with us prior to December 31, 2008 he forfeits all 3,000,000 of these shares. If he is employed by us at December 31, 2008 but no longer employed with us prior to December 31, 2009 he forfeits 2,000,000 of these shares. If he is employed by us at December 31, 2009 but no longer employed with us prior to December 31, 2010 he forfeits 1,000,000 of these shares. These shares were valued at $.05 per share.

Ralph Brown is paid $333 per month for serving as a director.

ITEM 13.  EXHIBITS

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Certificate of Incorporation of Registrant filed May 31, 2000. (1)
3.2	3.2	Certificate of Amendment to Certificate of Incorporation of Registrant filed March 6, 2002. (4)
3.3	3.2	By-Laws of Registrant. (1)
3.4	3.3	Amended By-Laws of Registrant. (3)
10.1	10.1	Registrant’s 2001 Stock Option Plan adopted April 30, 2001. (1)
10.2	10.2	Executive Employment Agreement dated April 30, 2001 between Registrant and Scott Vicari. (2)
10.3	10.3	Registrant’s 2002 Non-Statutory Stock Option Plan(5)
10.4	10.4	Amendment dated December 2, 2002 to Executive Employment Agreement dated April 30, 2001 between Registrant and Scott Vicari(5)
10.5	10.5	Loan Agreement dated as of July 12, 2002 by and among Registrant, 2 Chansis, Inc., Ray Grimm and Alfred Hanser(5)

10.6	10.6	Amendment dated December 13, 2004 to Executive Employment Agreement dated April 30, 2001 between Registrant and Scott Vicari(6)

Exhibit No.	SEC Report Reference Number	Description

10.7	10.7	Amendment dated December 7, 2005 to Executive Employment Agreement dated April 30, 2001 between Registrant and Scott Vicari(7)

10.8	10.8	Amendment dated November 7, 2006 to Executive Employment Agreement dated April 30, 2001 between Registrant and Scott Vicari(8)

10.9	*	Amendment dated December 7, 2007 to Executive Employment Agreement dated April 30, 2001 between Registrant and Scott Vicari

14	14	Code of Ethics(6)

21	*	List of Subsidiaries of Registrant

31.1/31.2	*	Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive and Financial Officer

32.1/32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer
___________________
(1)
Filed with the Securities and Exchange Commission on August 11, 2001 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-73004) on Form SB-2, which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on January 11, 2002, as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-73004) on Form SB-2 (Amendment No. 2), which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission on February 8, 2002 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-73004) on Form SB-2 (Post-Effective Amendment No. 1), which exhibit is incorporated herein by reference.

(4)
Filed with the Securities and Exchange Commission on April 11, 2002, as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-73004) on Form SB-2 (Post Effective Amendment No. 3), which exhibit is incorporated herein by reference.

(5)
Filed with the Securities and Exchange Commission on January 14, 2003 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10KSB for the fiscal year ended September 30, 2002.

(6)
Filed with the Securities and Exchange Commission on December 21, 2004 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10KSB for the fiscal year ended September 30, 2004.

(7)
Filed with the Securities and Exchange Commission on December 19, 2005 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10KSB for the fiscal year ended September 30, 2005.

(8)
Filed with the Securities and Exchange Commission on December 7, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10KSB for the fiscal year ended September 30, 2006.

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended September 30, 2007 and 2006 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2007	Fiscal year ended September 30, 2006
Audit fees (1)	$24,000	$23,000
Audit-related fees (2)	1,470	0
Tax fees (3)		0
All other fees (4)		0
Total fees	$25,470	$23,000

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20, 2007	HOSTING SITE NETWORK INC.

	By:	/s/ Scott Vicari
Scott Vicari,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Scott Vicari	President, Treasurer Chief Executive	December 20, 2007
Scott Vicari	Officer, Chief Financial and Accounting Officer

Majority of Board of Directors
/s/ Scott Vicari	Director	December 20, 2007
Scott Vicari
/s/ Matthew Sebal	Director	December 20, 2007
Matthew Sebal