Form 10QSB
period 2007-12-31
HOSTING SITE NETWORK INC
filed 2008-02-14
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

As of February 12, 2008, there were 7,273,500 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HOSTING SITE NETWORK INC.
DECEMBER 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007
(Unaudited)

Assets

Current Assets
Cash	$193,032
Other assets	600

Total Assets	$193,632

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$19,996

Shareholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding
Common stock, $.001 par value; 100,000,000 shares authorized; 7,273,500 shares issued and outstanding	7,273
Additional paid-in capital	758,259
Accumulated deficit	(591,896)

Total Shareholders' Equity	173,636

Total Liabilities and Shareholders' Equity	$193,632

See notes to consolidated financial statements

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,

	2007	2006
General and administrative expenses	$(13,040)	$(15,091)
Write-off of deferred compensation		(8,934)
Interest income, net	741	950

Net loss	$(13,781)	$(23,075)

Basic and dilutive net loss per share	*	*

Basic and dilutive weighted average shares outstanding	$7,273,500	$7,273,500

*	Less than $0.01, per share.

See notes to consolidated financial statements

HOSTING SITE NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2007	2006

Cash flow from operating activities
Net loss	$(12,299)	$(23,075)
Adjustments to reconcile net loss to net cash used in operating activities Write-off of deferred compensation	-	8,934
Changes in assets and liabilities
Other current assets	-	(250)
Accounts payable and accrued expenses	2,836	2,109

Net cash used in operating activities	(9,463)	(12,282)

Decrease in cash	(9,463)	(12,282)

Cash, beginning of period	202,495	259,520

Cash, end of period	$193,032	$247,238

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance under recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of October 1, 2007.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses.

4.	WRITE-OFF OF DEFERRED COMPENSATION

As of October 1, 2006, the Company wrote-off the balance of deferred compensation of $8,934.

5.	SUBSEQUENT EVENT

In January 2008, the Company commenced a private placement to sell 1,000,000 shares of common stock of the Company, at $.02, per share, for an aggregate of $20,000. Shares will not be issued until all subscription agreements have been finalized.

On January 29, 2008, the Company received $10,000 of the subscription proceeds.

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

PART II - OTHER INFORMATION

ITEM2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold by us during the period covered by this Report.

ITEM 5. OTHER INFORMATION

On or about April 30, 2001 we issued 3,000,000 restricted shares of our common stock to Scott Vicari, our sole executive officer, pursuant to Mr. Vicari’s employment agreement with us dated April 30, 2001. These shares are subject to forfeiture based upon the term of his employment with us. Due to our inactivity, in December 2004, December 2005, November 2006, and December 2007 we revised Mr. Vicari’s employment agreement to extend the vesting periods on the 3,000,000 shares issued under the employment agreement. As the result of the December 2007 amendment, if Mr. Vicari is not employed by us at December 31, 2008 he forfeits all of the shares. If Mr. Vicari is employed by us at December 31, 2008 but not employed by us at December 31, 2009 he forfeits 2,000,000 of the shares. If Mr. Vicari is employed by us at December 31, 2009 but not employed by us at December 31, 2010 he forfeits 1,000,000 of the shares.

In January 2008 we commenced a private placement whereby we are offering up to 1,000,000 shares of our common stock at a price of $0.02 per share or an aggregate of $20,000. As of February 12, 2008 we have received $10,000 in subscription proceeds from one subscriber. We have yet to issue any shares to the subscriber.

ITEM 6. EXHIBITS

(a)	Exhibits.

31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSTING SITE NETWORK INC.

Dated: February 13, 2008	By:	/s/ Scott Vicari
Scott Vicari President, Chief Executive and Accounting Officer