Form 10QSB
period 2008-03-31
HOSTING SITE NETWORK INC
filed 2008-05-15
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________
Commission file number 33-73004

Single Touch Systems Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	13-4122844
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

32 Poplar Place, Fanwood, New Jersey 07023
(Address of principal executive offices)

(973) 652-6333
(Registrant’s telephone number, including area code)

Hosting Site Network, Inc.
(Former name if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes ☒ No ☐

As of May 12, 2008, there were 8,273,500 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SINGLE TOUCH SYSTEMS INC.
MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheet as at March 31, 2008 (Unaudited)	4

Consolidated Statements of Operations for the three and six months
ended March 31, 2008 and 2007 (Unaudited)	5

Consolidated Statements of Cash Flows for the six months ended
March 31, 2008 and 2007 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

SINGLE TOUCH SYSTEMS, INC.
(FORMERLY HOSTING SITE NETWORK, INC.)
CONSOLIDATED BALANCE SHEET
MARCH 31, 2008
(Unaudited)

Assets

Current Assets
Cash	$125,178
Notes receivable	1,900,000
Deferred offering costs	3,850

Total Current Assets	2,029,028

Deferred acquisition costs	23,550

Total Assets	$2,052,578

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$41,602
Notes payable	1,850,000

Total Liabilities	1,891,602

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000
shares authorized; none outstanding	None
Common stock, $.001 par value; 100,000,000 shares
authorized; 8,273,500 shares issued and outstanding	8,273
Additional paid-in capital	777,259
Accumulated deficit	(624,556)

Total Stockholders' Equity	160,976

Total Liabilities and Stockholders' Equity	$2,052,578

See Notes to Financial Statements

SINGLE TOUCH SYSTEMS, INC.
(FORMERLY HOSTING SITE NETWORK, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

General and administrative expenses	$(33,270)	$(17,192)	$(46,311)	$(32,283)
Write-off of deferred compensation				(8,934)
Interest income, net	610	870	1,352	1,820

Net loss	$(32,660)	$(16,322)	$(44,959)	$(39,397)

Basic and fully diluted net loss per share	*	*	$(0.01)	*

Basic and fully diluted weighted average shares outstanding	7,877,896	7,273,500	7,574,046	7,273,500

*  Less than $0.01 per share.

See Notes to Financial Statements

SINGLE TOUCH SYSTEMS, INC.
(FORMERLY HOSTING SITE NETWORK, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31, 2008	March 31, 2007

Cash flow from operating activities

Net loss	$(44,959)	$(39,397)
Adjustments to reconcile net loss to net
cash used in operating activities
Write-off/amortization of deferred compensation	-	8,934

Changes in assets and liabilities
Prepaid expenses and other current assets	600	(250)
Accounts payable and accrued expenses	24,442	260

Net cash used in operating activities	(19,917)	(30,453)

Cash flow from investing activities
Loan to affiliated company	(1,900,000)	-
Deferred acquisition costs	(23,550)

Net cash used in investing activities	(1,923,550)	-

Cash flow from financing activities
Proceeds from notes payable (net of loan costs of $3,850)	1,846,150	-
Proceeds from sale of common stocks	20,000	-

Net cash provided by financing activities	1,866,150	-

Decrease in cash	(77,317)	(30,453)

Cash, beginning of period	202,495	259,520

Cash, end of period	$125,178	$229,067

See Notes to Financial Statements

SINGLE TOUCH SYSTEMS, INC.
(FORMERLY HOSTING SITE NETWORK, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. OPERATIONS

Single Touch Systems, Inc. (formerly Hosting Site Network, Inc.) (Company) was incorporated in the State of Delaware on May 31, 2000 and HSN, Inc. (HSN), its wholly owned subsidiary, was incorporated in New Jersey on August 21, 2001. The Companies are inactive and are currently searching for business opportunities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under S-B of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Hosting Site Network, Inc. together with the Company’s Plan of Operations in the Company’s Form 10-KSB for the year ended September 30, 2007. Interim results are not necessarily indicative of the results for a full year.

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

3. SECURED BRIDGE LOAN PROMISSORY NOTE

On March 17, 2008, the Company made a $250,000 bridge loan to Single Touch Interactive, Inc. (STI), payable April 16, 2008 with interest at 12%, per annum. On March 31, 2008, the loan was modified to the terms of the bridge loan agreement.

On March 31, 2008, the Company entered into a bridge loan agreement for STI to borrow up to an aggregate of $3,300,000 for a one-year term, with interest at 12%, per annum, after the first ninety days. Loans under the agreement are collateralized by the assets of STI and are convertible at $1.25, per unit. Each unit consists of one share of common stock of STI, one Class A Warrant, exercisable to purchase one share of common stock of STI at $1.60, per share, for 18 months from issuance and one Class B Warrant exercisable to purchase one share of common stock of STI at $2.05, per share, for 36 months from issuance.

Through March 31, 2008, the Company made loans of $1,650,000 and, on April 28, 2008, made an additional loan of $345,000.

Upon the closing of the merger, all outstanding notes and interest accrued thereon will be cancelled.

In the event the merger is not completed by May 31, 2008, the Company shall have the right to convert the amount of principal and accrued interest into units of STI.

4. NOTE PAYABLE

On March 17, 2008, the Company borrowed $200,000 under a non-interest bearing promissory note due in 45 days. On March 31, 2008, the terms of the promissory note were amended to be identical to the terms of the senior convertible notes payable.

5. SENIOR CONVERTIBLE NOTES PAYABLE

On March 24, 2008, the Company offered for sale up to $3,300,000 of senior convertible notes, due March 31, 2009, with interest at 12%, per annum, accruing 90 days after the date of sale. As of March 31, 2008, the Company sold $1,650,000 of convertible notes and, on April 28, 2008, sold an additional $345,000 of the convertible notes.

The convertible notes are convertible into units at $1.25, per unit. Each unit consists of one share of common stock of the Company, one Class A Warrant, exercisable to purchase one share of common stock at $1.60, per share, for 18 months from issuance and one Class B Warrant, exercisable to purchase one share of common stock at $2.05, per share, for 36 months from issuance.

The convertible notes and accrued interest are mandatorily convertible upon the closing of the merger (Note 8).

The conversion price of the notes and the exercise prices of the Class A and Class B Warrants assume the reverse stock split (Note 8), which will occur at the time of the merger and are post-split prices.

As of March 31, 2008, expenses of the offerings were $3,850 and will be amortized over the term of the note.

6. COMMON STOCK

On January 29 and February 13, 2008, the Company sold an aggregate of 1,000,000 shares of common stock at $0.02, per share, for an aggregate of $20,000.

7. INCOME TAXES

Effective October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance under recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and tax related penalties as general and administrative expenses.

8. AGREEMENT AND PLAN OF MERGER AND REORGANIZATION

On March 20, 2008, the Company entered into an agreement and plan of merger and reorganization with Single Touch Interactive, Inc. (STI) and Single Touch Acquisition Corp. (Acq Corp), a newly formed wholly-owned subsidiary of the Company. Upon closing of the merger, Acq Corp will be merged with and into STI. STI will be the surviving corporation and a wholly-owned subsidiary of the Company. The Company will issue 87,994,950 (post-split) shares of common stock to the stockholders of STI or be held in reserve for issuances under an STI convertible note.

In connection with the closing, the Company will cancel 3,000,000 shares of common stock owned by the president and principal stockholder of the Company.

As a condition to complete the merger, Company must also affect a 2.3 to1 reverse stock split.

As of March 31, 2008, the Company has incurred expenses of $23,550 in connection with the merger.

9. SUBSEQUENT EVENTS

On May 11, 2008, the Company increased its authorized shares to 205,000,000, consisting of 200,000,000 shares of common stock, $.001, par value, and 5,000,000 shares of preferred stock, $.0001, par value, and changed its name to Single Touch Systems, Inc.

On April 22, 2008, the Company authorized the adoption of the 2008 Stock Option Plan (Plan) which provides for the issuance of up to 8,800,000 shares of common stock of the Company to eligible employees, outside directors, consultants and advisors.

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

As discussed in greater detail in Item 5 hereof, on March 20, 2008 we entered into an Agreement and Plan of Merger and Reorganization with Single Touch Interactive, Inc., a Nevada corporation, and Single Touch Acquisition Corp., a newly formed, wholly owned Nevada subsidiary of ours formed solely for purposes of the proposed merger. If the merger is successfully completed, we will succeed to the business of Single Touch Interactive, Inc. which operates as a complete, mobile infrastructure content provider. The completion of the merger is subject to several conditions and as such, no assurance can be given that the proposed merger will be completed.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On each of January 29, 2008 and February 13, 2008 we sold 500,000 shares of our common stock at a price of $0.02 per share or $10,000. In each instance, the shares were sold to a single subscriber. The shares were sold in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing sales did not involve a public offering, each of the recipients had access to information that would be included in a registration statement, each of the recipients bought the shares for investment and not resale, and we took appropriate measures to restrict resale.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter covered by this report. As discussed in Item 5 hereof, subsequent to the period covered by this report, on April 22, 2008 our board of directors and shareholders owning a majority of our outstanding common stock approved an amendment to our articles of incorporation to effect a 2.3:1 reverse stock split which is to take effect after the close of trading on May 14, 2008; increase our authorized capital and change our name to Single Touch Systems Inc. The amendment to our Articles of Incorporation was filed on May 12, 2008. On April 22, 2008, our board of directors and shareholders owning a majority of our outstanding common stock also adopted our 2008 Stock Option Plan.

ITEM 5. OTHER INFORMATION

Changes in Management

On February 29, 2008 Matthew Sebal resigned his position as our Secretary and as one of our Directors. His resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices. After accepting Mr. Sebal’s resignation, on the same date, we appointed Jim Cassina to the vacated Secretary and Director positions.

Single Touch Merger Agreement

On March 20, 2008 we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among us, Single Touch Interactive, Inc., a privately held Nevada corporation (“Single Touch”), and Single Touch Acquisition Corp., a newly formed, wholly-owned Nevada subsidiary of ours (“Acquisition Sub”). Upon closing of the merger transaction (the “Merger”) contemplated under the Merger Agreement, Acquisition Sub will be merged with and into Single Touch and Single Touch, as the surviving corporation, will become a wholly-owned subsidiary of ours. The closing is subject to several conditions precedent. Accordingly, there can be no assurance given that the Merger will be completed.

Presently, there are no material relationships between HSNI or Single Touch, or any of their respective affiliates, directors or officers, or any associates of their respective officers or directors.

Pursuant to the terms and conditions of the Merger Agreement:

At the closing of the Merger, each share of Single Touch’s common stock issued and outstanding immediately prior to the closing of the Merger, other than shares held by dissenting Single Touch shareholders, will be converted into shares of our common stock, and each warrant and convertible note to purchase shares of Single Touch’s common stock will be converted on the same basis into, respectively, a warrant or convertible note to purchase shares of our common stock. Without taking into consideration the effects of any dissenting Single Touch shareholders, an aggregate of 87,994,950 shares of our common stock will be issued to the holders of Single Touch’s common stock or reserved for future issuance under Hosting Site Network, Inc.’s warrants and convertible notes to be issued to Single Touch warrant and note holders upon closing of the Merger.

In connection with the closing of the Merger, Scott Vicari, our president and principal shareholder, will deliver the 3,000,000 pre-split shares (1,304,348 post-split shares) of our common stock owned by him for cancellation and we shall complete and close an offering of convertible notes (the “Convertible Notes”) in the principal amount of up to $3,300,000. As of May 12, 2008 we have sold an aggregate of $2,195,000 of Convertible Notes. The Convertible Notes are convertible into units (the “Units”) of ours at a conversion price of $1.25 per Unit, each Unit consisting of (i) one share of our common stock; (ii) one Class A Warrant to purchase one share of our common stock at an exercise price of $1.60 per share at any time during a period of 18 months from issuance; and (iii) one Class B Warrant to purchase one share of our common stock at an exercise price of $2.05 per share at any time during a period of 36 months from issuance. The Unit conversion price and the exercise prices of the Class A Warrants and Class B Warrants assume the prior effectuation of the reverse stock split described below. In the event the Merger is completed, our Convertible Notes will be automatically converted into Units upon the closing of the Merger. In the event the Merger is not completed, the Convertible Notes will become due and payable in accordance with the terms thereof. The proceeds of the note offering are being loaned to Single Touch in a series of closings. These loans are secured by the assets of Single Touch and will be forgiven upon the closing of the Merger. The loans to Single Touch are being represented by Single Touch promissory notes. As of May 12, 2008 we have loaned Single Touch an aggregate of $2,245,000 and have received an aggregate of $2,245,000 of Single Touch promissory notes.

Upon the closing of the Merger, Scott Vicari will resign as our President, Chief Executive Officer and Chief Financial Officer and Scott Vicari and Ralph Brown will resign from their Director positions with us. Simultaneously therewith the vacated officer positions will be filled and a new Board of Directors consisting of four members will be appointed consisting of our remaining Director, James Cassina, and three designees of Single Touch.

Each of us, Single Touch and Acquisition Sub has provided customary representations and warranties, pre-closing covenants and closing conditions in the Merger Agreement. Breaches of these representations and warranties are secured by customary indemnification provisions. In order to secure the indemnification obligations of the Single Touch stockholders pursuant to the Merger Agreement, 5% of the shares of our common stock that Single Touch’s pre-Merger stockholders will receive in exchange for their shares of Single Touch shall be held in escrow for one year.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K dated March 20, 2008.

The Merger and its related transactions require the approval of the holders of a majority of shares of Single Touch’s capital stock. Under Nevada corporate law, Single Touch’s stockholders who do not vote in favor of the Merger may demand in writing, pursuant to the exercise of their appraisal rights, that Single Touch pay them the fair value of their shares. Determination of fair value is based on all relevant factors, except for any appreciation or depreciation resulting from the anticipation or accomplishment of the Merger.

The Merger will be accounted for as a reverse acquisition and recapitalization of Single Touch for financial accounting purposes. Consequently, the assets and liabilities and the historical operations that will be reflected in our financial statements prior to the Merger will be those of Single Touch and will be recorded at the historical cost basis of Single Touch, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of us and Single Touch, historical operations of Single Touch and our operations from the closing date of the Merger.

Charter Amendment

On April 22, 2008 our Board of Directors and shareholders owning a majority of our outstanding common stock authorized an amendment to our Articles of Incorporation to effect the following:

•	a 2.3:1 reverse stock split (the “Reverse Split”), which is to take effect after the close of trading on May 14, 2008 and prior to the commencement of trading on May 15, 2008;

•	a name change to Single Touch Systems Inc.; and

•
an increase in our authorized capitalization from 105,000,000 shares of capital stock consisting of 100,000,000 common shares, $0.001 par value per share and 5,000,000 shares of blank check preferred stock, $0.0001 par value per share to 205,000,000 shares of capital stock consisting of 200,000,000 common shares, $0.001 par value per share and 5,000,000 shares of blank check preferred stock, $0.0001 par value per share.

The amendment to our Articles of Incorporation was filed on May 12, 2008 and the name change and capitalization increase took effect at the time of filing. The April 22, 2008 Board and shareholders’ consents also authorized the adoption of our 2008 Stock Option Plan which provides for the issuance of up to 8,800,000 shares. The purpose of the 2008 Plan is to advance our interests by inducing eligible individuals of outstanding ability and potential to join and remain with or provide consulting or advisory services to us or our affiliates by encouraging and enabling eligible employees, outside directors, consultants and advisors to acquire proprietary interests in us and by providing such eligible participants with an additional incentive to work towards our success.

Registration Rights

In connection with the Merger and the offering of Convertible Notes, we have committed, subject to Rule 415 registration restrictions, to use our reasonable best efforts to file a registration statement covering the resale of the shares issued or issuable to the STI shareholders pursuant to the Merger, the resale of the shares issued or issuable upon the conversion of the Convertible Notes (including the shares issuable upon exercise of the Class A Warrants and Class B Warrants), and the restricted shares held by Hosting shareholders prior to the Merger, within 60 days from the closing date of the Merger and to use our reasonable best efforts to cause such registration statement to become effective as soon as practicable thereafter. We have further agreed to use commercially reasonable efforts to maintain the effectiveness of this registration statement through the second anniversary of the date the registration statement is declared effective by the SEC or until Rule 144 of the Securities Act is available to the selling stockholders thereunder with respect to all of their shares, whichever is earlier.

March 17, 2008 Bridge Loan

On March 17, 2008 we made a $250,000 bridge loan to Single Touch that was represented by a Single Touch $250,000 March 17, 2008 Secured Promissory Note that was due April 16, 2008, subject to extension. The bridge loan was secured by the assets of Single Touch as reflected in a March 17, 2008 Security Agreement between us and Single Touch. On April 15, 2008 we and STI agreed to replace the March 17, 2008 Secured Promissory Note with a new note of the same date which is identical, in all material respects, to the STI Notes described below under “March 31, 2008 Bridge Loan Agreement.” In connection therewith, the March 17, 2008 Security Agreement was terminated. In conjunction with the bridge loan, we sold a $200,000 non-interest bearing 45 day promissory note to a single subscriber in reliance on the exemption provided by Regulation S under the Securities Act of 1933, as amended.

March 31, 2008 Bridge Loan Agreement

On March 31, 2008 we entered into a Bridge Loan Agreement with Single Touch. Therein, we agreed to make a series of loans to STI (the “STI Loans”) in an aggregate amount of up to $3,300,000. Upon making each STI Loan we receive a secured bridge loan note from STI (the “STI Notes”) which provide for the payment of interest at the rate of 12% per annum. Interest and principal on the STI Notes is due on May 31, 2008, subject to extension by mutual agreement, provided, however, that upon the closing of the Merger, on or prior to May 31, 2008, the STI Loans shall be forgiven and the STI Notes shall be cancelled and deemed repaid in full. As of May 12, 2008 we have made an aggregate of $2,245,000 in STI Loans, including the restated March 17, 2008 loan discussed above under “March 17, 2008 Bridge Loan Agreement” and received an aggregate of $2,245,000 in STI Notes.

The STI Loans are secured by STI’s assets as set forth in the March 31, 2008 Security Agreement between us and STI. In the event the Merger is not completed by May 31, 2008 due to the actions of STI acting without cause, we have the right, at our sole discretion, to cause STI to convert the amount of principal and interest then due under the STI Notes, in whole or in part, into units of STI at a price of $1.25 per unit, each unit consisting of one share of STI’s common stock, one Class A Warrant to purchase one share of STI common stock at a price of $1.60 per share at any time during a period of 18 months from issuance, and one Class B Warrant to purchase one share of STI common stock at a price of $2.05 per share at any time during a period of 36 months from issuance.

In the event the Merger is not completed by May 31, 2008 due to actions of ours acting without cause (the “Lender Action”), STI has the right to seek appropriate legal remedies against us. These remedies will not relieve STI of its obligations under the STI Notes. Notwithstanding the foregoing and any other provisions of the STI Agreement, in such event STI will be relieved of its obligation to pay interest under the STI Notes but must pay back all principal due under the STI Notes within sixty days of May 31, 2008.

Security Agreement

On March 31, 2008 we entered into a Security Agreement with STI to secure the repayment of the STI Notes. Pursuant to the Security Agreement STI granted us a security interest in its assets. Upon the completion of the Merger on or prior to May 31, 2008 or upon payment in full of the STI Notes, the Security Agreement shall be terminated and we shall terminate our security interest in STI’s assets.

HSNI Notes

On March 24, 2008 we commenced an offering of up to $3,300,000 in convertible notes (the Convertible Notes”) to be sold in reliance on Regulation S or Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) or in reliance on Section 4(2) under the Securities Act. On March 31, 2008 we accepted subscriptions for an aggregate of $1,650,000. On April 28, 2008 we accepted subscriptions for an aggregate of $345,000. The proceeds were subsequently loaned to STI as described above. The Convertible Notes bear interest at the rate of 12% per annum commencing 90 days after their respective issuance dates and are due March 30, 2009. The Convertible Notes are convertible into units at any time after issuance at the rate of $1.25 per unit. Each unit consists of one share of our common stock, one Class A Warrant to purchase one share of our common stock for a period of 18 months at an exercise price of $1.60 per share and one Class B Warrant to purchase one share of our common stock for period of 36 months at an exercise price of $2.05 per share. The unit conversion price and Class A and Class B Warrant exercise prices are subject to anti-dilution protection and take into account the prior effectiveness of a reverse stock split at the rate of 2.3:1 which will take effect after the close of trading on May 14, 2008. In the event the Merger is completed, the Company Notes will be automatically converted into Units. On April 15, 2008 we converted our $200,000 March 17, 2008 note, as described above under “March 17, 2008 Bridge Loan”, into a Convertible Note dated March 17, 2008 which is identical, in all material respects, to the other Convertible Notes.

Formation of Single Touch Acquisition Corp.

On March 18, 2008 we formed Single Touch Acquisition Corp. in Nevada. Single Touch Acquisition Corp. is a wholly-owned subsidiary of ours formed solely for purposes of the Merger.

ITEM 6. EXHIBITS

(a)	Exhibits.

	31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

	32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSTING SITE NETWORK, INC.

Dated: May 14, 2008	By:	/s/ Scott Vicari
Scott Vicari President, Chief Executive and Accounting Officer