Form 10QSB
period 2008-06-30
SINGLE TOUCH SYSTEMS INC
filed 2008-08-14
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

2235 Encinitas Blvd., Suite 210, Encinitas, California 92024
(Address of principal executive offices)

(760) 438.0100
(Registrant’s telephone number, including area code)

(Former name if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes ☐ No ☒

As of August 11, 2008, there were 52,486,065 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SINGLE TOUCH SYSTEMS INC.
JUNE 30, 2008 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINGLE TOUCH SYSTEMS, INC.
(FORMERLY HOSTING SITE NETWORK, INC.)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008
(UNAUDITED)

Assets

Current Assets
Cash	$24,159
Bridge loan receivable	2,670,000
Total Current Assets	2,694,159

Deferred acquisition costs	30,250
Deferred loan costs	11,850
Total Assets	$2,736,259

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$40,262
Notes Payable	2,620,000
Total Liabilities	2,660,262
Shareholders' Equity
Preferred stock, $.0001 par value, 5,000,000
shares authorized; none outstanding
Common stock, $.001 par value; 200,000,000 shares
authorized; 10,791,555 shares issued and outstanding	10,791
Additional paid-in capital	774,741
Accumulated deficit	(709,535)

Total Shareholders' Equity	75,997

Total Liabilities and Shareholders' Equity	$2,736,259

See Accompanying Notes to Financial Statements

SINGLE TOUCH SYSTEMS, INC.
(FORMERLY HOSTING SITE NETWORK, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

General and administrative expenses	$(85,206)	$(13,586)	$(131,517)	$(45,869)
Write-off of deferred compensation				(8,934)
Interest income, net	227	824	1,579	2,644

Net loss	$(84,979)	$(12,762)	(129,938)	(52,159)

Basic and fully diluted net loss per share	$(0.01)	*	$(0.01)	$(0.01)

Basic and fully diluted weighted average shares outstanding	10,791,555	9,487,174	10,182,208	9,487,174

*	Less than $0.01per share.

See Accompanying Notes to Financial Statements

SINGLE TOUCH SYSTEMS, INC.
(FORMERLY HOSTING SITE NETWORK, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30,
	2008	2007
Cash flow from operating activities

Net loss	$(129,938)	$(52,159)
Adjustments to reconcile net loss to net
cash used in operating activities
Write-off/amortization of deferred compensation	—	8,934

Changes in assets and liabilities
Prepaid expenses and other current assets	600	(250)
Accounts payable and accrued expenses	23,102	356

Net cash used in operating activities	(106,236)	(43,119)

Cash flow from investing activities
Advances under bridge loan	(2,670,000)	—
Deferred acquisition costs	(30,250)	—

Net cash used in investing activities	(2,700,250)	—

Cash flow from financing activities
Proceeds from notes payable (net of deferred loan costs of $11,850 )	2,608,150	—
Proceeds from sales of common stock	20,000	—

Net cash provided by financing activities	2,628,150	—

Decrease in cash	(178,336)	(43,119)

Cash, beginning of period	202,495	259,520

Cash, end of period	$24,159	$216,401

See Accompanying Notes to Financial Statements

SINGLE TOUCH SYSTEMS, INC.
(FORMERLY HOSTING SITE NETWORK, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	OPERATIONS

Single Touch Systems, Inc.(formerly Hosting Site Network, Inc.) (Company) was incorporated in the State of Delaware on May 31, 2000 and HSN, Inc. (HSN), its wholly owned subsidiary, was incorporated in New Jersey on August 21, 2001. The Companies are inactive and are in the process of completing a merger (see note 8).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under S-B of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Hosting Site Network, Inc. together with the Company’s Plan of Operations in the Company’s Form 10-KSB for the year ended September 30, 2007. Interim results are not necessarily indicative of the results for a full year.

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

New Accounting Pronouncements

On May 9, 2008, the FASB issued Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not completed its evaluation of the impact of the effect, if any, the adoption of FSP APB 14-1would have.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.	SECURED BRIDGE LOAN PROMISSORY NOTE

On March 17, 2008, the Company made a $250,000 bridge loan to Single Touch Interactive Inc. (STI), payable April 16, 2008 with interest at 12%, per annum. On March 31, 2008, the loan was modified to the terms of the bridge loan agreement.

On March 31, 2008, the Company entered into a bridge loan agreement for STI to borrow up to an aggregate of $3,300,000 for a one-year term, with interest at 12%, per annum, accruing commencing on July 31, 2008. Loans under the agreement are collateralized by the assets of STI and are convertible at $1.25, per unit. Each unit consists of one share of common stock of STI, one Class A Warrant, exercisable to purchase one share of common stock of STI at $1.60, per share, for 18 months from issuance and one Class B Warrant exercisable to purchase one share of common stock of STI at $2.05, per share, for 36 months from issuance.

Through June 30, 2008, the Company advanced $2,670,000, and on July 14, 2008 advanced an additional $630,000 under the bridge loan agreement.

On July 24, 2008, the closing date of the merger (Note 8), all outstanding notes and interest accrued thereon were cancelled.

4.	NOTE PAYABLE

On March 17, 2008, the Company borrowed $200,000 under a non- interest bearing promissory note due in 45 days. On March 31, 2008, the terms of the promissory note were amended to be identical to the terms of the senior convertible notes payable (Note 5).

5.	SENIOR CONVERTIBLE NOTES PAYABLE

On March 24, 2008, the Company offered for sale up to $3,300,000. of senior convertible notes, due March 31, 2009, with interest at 12% per annum accruing after July 31, 2008. As of June 30, 2008, the Company sold $2,620,000 of convertible notes and, on July 14, 2008, sold an additional $630,000 of convertible notes.

The convertible notes are convertible into units at $1.25, per unit. Each unit consists of one share of common stock of the Company, one Class A Warrant, exercisable to purchase one share of common stock at $1.60, per share, for 18 months from issuance and one Class B Warrant, exercisable to purchase one share of common stock at $2.05, per share, for 36 months from issuance (all post-splits).

The convertible notes and accrued interest are mandatorily convertible upon the closing of the merger (Note 8).

As of June 30, 2008, expenses of the loans were $11,850 and will be amortized over the term of the notes payable commencing on the date of the final sale of the senior convertible notes.

6.	COMMON AND PREFERRED STOCK

On May 11, 2008, the Company increased its authorized shares to 205,000,000, consisting of 200,000,000 shares of common stock, $.001, par value, and 5,000,000 shares of preferred stock, $.0001 par value, and changed its name to Single Touch Systems, Inc.

On May 14, 2008 the Company approved and completed a 2.3:1 reverse stock split of its common stock, decreasing its outstanding shares from 8,273,500 to 3,597,174. In connection with the reverse split, the Company transferred $4,676 from common stock to additional paid-in-capital.

On June 10, 2008 the Company approved and completed a 3:1 forward stock split of its common stock, increasing its outstanding shares from 3,597,174 to 10,791,555. In connection with the stock split, the Company transferred $7,194 from additional paid-in-capital to common stock.

On January 29 and February 13, 2008, the Company sold an aggregate of 1,304,348 shares of common stock at a price of $0.015, per share, for an aggregate of $20,000.

On April 22, 2008, the Company authorized the adoption of the 2008 Stock Option Plan (Plan) which provides for the issuance of up to 8,800,000 shares of common stock of the Company to eligible employees, outside directors, consultants and advisors.

All share and per share amounts have been retroactively adjusted to reflect the effect of the stock splits.

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of October 1, 2007 and June 30, 2008.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and tax related penalties as general and administrative expenses.

8.	AGREEMENT AND PLAN OF MERGER AND REORGANIZATION

On March 20, 2008, as amended on July 24, 2008, the Company entered into an agreement and plan of merger and reorganization with Single Touch Interactive, Inc. (STI) and Single Touch Acquisition Corp (Acq Corp), a newly formed wholly-owned subsidiary of the Company. Upon closing of the merger, Acq Corp. will be merged with and into STI. STI will be the surviving corporation and a wholly-owned subsidiary of the Company. The Company will issue 90,994,987 (post-split) shares of common stock to the stockholders of STI or be held in reserve for issuance under an STI convertible note.

As of June 30, 2008, the Company has incurred expenses of $30,250 in connection with the merger.

On July 24, 2008, the Company completed the merger. Pursuant to the merger, Acquisition Corp. merged with and into Single Touch, with Single Touch remaining as the surviving entity. On the Closing Date and in connection with the merger, the holders of Single Touch’s issued and outstanding common stock before the merger surrendered all of their issued and outstanding common stock of Single Touch and received common stock of the Company. In addition, all of the issued and outstanding warrants and convertible notes to purchase shares of Single Touch common stock were exchanged for warrants and convertible notes to purchase shares of the Company’s common stock. An aggregate of 90,994,987 shares of common stock (post split) were issued to Single Touch’s stockholders.

On the Closing Date, an officer/stockholder returned 3,913,044 shares of common stock (post-splits) owned by him to the Company for cancellation which shares were returned to the status of authorized but unissued.

9.	SUBSEQUENT EVENTS

On July 30, 2008, the Company granted options under the 2008 Stock Plan to purchase an aggregate of 8,675,000 shares of common stock of the Company to employees, officers, directors, consultants and advisors. The options are exercisable at $1.38, per share, for a period of three years from the date of vesting. Options for 7,320,000 and 1,355,000 vest on July 30, 2009 and July 30, 2010, respectively.

ITEM 2.	PLAN OF OPERATION

As discussed in Part II, Item 5 hereof and in our Current Report on Form 8-K dated July 24, 2008, subsequent to the period covered by this Report, on July 24, 2008 we completed a merger pursuant to which Single Touch Interactive, Inc., a Nevada corporation became a wholly owned subsidiary of ours. Prior to the completion of the merger we were a shell corporation. Single Touch Interactive, Inc. provides wireless operators, consumer brands, and retailers with mobile commerce delivery solutions. The focus of our operations for the next twelve months will be to develop and grow the business of Single Touch Interactive, Inc. in each product category including ringtones, mobile applications and mobile couponing and to increase operating revenues. We intend to use cash flow from operations, if any, to maintain and grow each product category. We also intend to raise additional capital through financing transactions to maintain and expand operations. The discussion below covers the period through June 30, 2008 and does not take into account the completion of the merger.

We were incorporated on May 31, 2000 to provide businesses with a variety of Internet services including web hosting, web consulting and electronic mail services. Given the Internet business environment at that time, we never commenced material business operations in this area, never had any operating revenues, and subsequently concluded that our business model was not valid. Accordingly, we decided to look at other ventures of merit for corporate participation as a means of enhancing shareholder value, including possible sales of our equity or debt securities in merger or acquisition transactions.

We have minimal operating costs and expenses at June 30, 2008 due to our limited business activities. Accordingly, absent changed circumstances, we will not be required to raise additional capital over the next twelve months, although we may do so in connection with or in anticipation of possible acquisition transactions. We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

ITEM 3.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of our chief executive officer / chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer / chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2008 we sold a $200,000 45-day, non-interest bearing note to a single subscriber in reliance on Regulation S under the Securities Act of 1933, as amended. On April 15, 2008 the subscriber agreed to allow us to cancel the March 17, 2008 note and replace it with a new note dated March 17, 2008 (the “Replacement Note”) which was identical in all respects to the Company Notes described below and thereafter treated as a Company Note. In connection with the July 24, 2008 closing under the March 20, 2008 Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), as amended, among us, Single Touch Acquisition Corp. and Single Touch Interactive, Inc. and the effectuation of the merger contemplated thereby (the “Merger”), the Replacement Note was converted into units, as described below.

During the period March 24, 2008 through June 30, 2008, we engaged in a private offering whereby we sold an aggregate of $3,300,000 in convertible promissory notes (the “Company Notes”) including the March 17, 2008 Replacement Note issued on April 15, 2008 discussed above. Each Company Note was convertible into Company units (the “Units”), at a purchase price of $1.25 per Unit, each Unit consisting of one share of Common Stock, one Class A Warrant to purchase one share of Common Stock for a period of eighteen (18) months at an exercise price of $1.60 per share and one Class B Warrant to purchase one share of Common Stock for a period of thirty-six (36) months at an exercise price of $2.05 per share. The Offering was made only to accredited investors as defined under Regulation D, Rule 501(a) promulgated by the SEC or to non-US Persons. On July 24, 2008, in connection with the closing under the Merger Agreement, the Company Notes were automatically converted into an aggregate of 2,640,000 Units consisting of 2,640,000 shares of common stock, 2,640,000 Class A Warrants and 2,640,000 Class B Warrants. The sale of the Company Notes in the Offering was exempt from registration under Section 4(2) or Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock together with the Class A Warrants and Class B Warrants issued upon conversion of the Company Notes were issued in reliance on Section 3(a)(9) of the Securities Act.

In connection with the July 24, 2008 Merger, we issued 42,967,554 shares of our common stock to the former shareholders of Single Touch Interactive, Inc., 11,096,000 common stock purchase warrants to former warrantholders of Single Touch Interactive, Inc. and an aggregate of $2,954,514 in convertible notes to former noteholders of Single Touch Interactive, Inc.. The foregoing issuances were made in reliance on Regulation D under the Securities Act of 1933, as amended.

On July 30, 2008, our board of directors granted an aggregate of 8,675,000 stock options issuable under our 2008 Stock Plan to employees and other eligible persons. Each option has an exercise price of $1.38 per share and is exercisable for a period of three years from the date of vesting. 7,320,000 of the options vest on July 30, 2009 and 1,355,000 of the options vest on July 30, 2010. The board determined that the exercise price of the options equals or exceeds 110% of the fair market value of a share of our common stock at the date of grant. 1,000,000 of the options are intended to be incentive stock options as defined in Section 422 of the Internal Revenue Code, as amended and 7,675,000 of the options are intended to be non-statutory options. The options were issued in reliance on Section 4(2) of the Securities Act.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 22, 2008 our board of directors and shareholders owning a majority of our outstanding common stock approved an amendment to its articles of incorporation to effect a 2.3:1 reverse stock split (which took effect after the close of trading on May 14, 2008); increase our authorized capital and changed our name to Single Touch Systems Inc. The amendment to the Articles of Incorporation was filed on May 12, 2008. On April 22, 2008, our board of directors and shareholders owning a majority of our outstanding common stock also adopted our 2008 Stock Option Plan.

ITEM 5.	OTHER INFORMATION

On May 12, 2008 we changed our name from Hosting Site Network, Inc. (“Hosting”) to Single Touch Systems Inc. On July 24, 2008 Single Touch Acquisition Corp. (“Acquisition Sub”), a wholly-owned subsidiary of ours, merged (the "Merger") with and into Single Touch Interactive, Inc., a Nevada corporation (“Single Touch”).

For purposes of this Item 5, the terms “the Company,” “we,” “us,” and “our” refer to Single Touch Systems Inc. and its wholly-owned subsidiaries, Single Touch Interactive, Inc. and HSN (NJ) Inc., after giving effect to the Merger, unless otherwise stated or the context clearly indicates otherwise. HSN (NJ) Inc. is an inactive New Jersey corporation with no or nominal assets. The term “Hosting” refers to Single Touch Systems Inc. (f/k/a Hosting Site Network, Inc.) before giving effect to the Merger, and the term “Single Touch” refers to Single Touch Interactive, Inc. before giving effect to the Merger.

The Merger

On March 20, 2008, Hosting, the Acquisition Sub, and Single Touch entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Before their entry into the Merger Agreement, no material relationship existed between Hosting (or its subsidiaries) and Single Touch.

The Merger Agreement provided for the merger contemplated thereby (the “Merger”) to be consummated on or before June 1, 2008 unless extended in writing by mutual agreement of us and Single Touch. On May 29, 2008 we entered into an Addendum to the Merger Agreement which provided for the Merger to be consummated on or before June 30, 2008 unless extended in writing by mutual agreement of us and Single Touch. On June 10, 2008 we entered into a Second Addendum to the Merger Agreement which provided that there would be approximately 6,878,478 shares of our common stock issued and outstanding at the time of closing under the Merger Agreement after taking into account a 2.3:1 reverse stock split, a 3:1 forward stock split and the cancellation of shares of our common stock owned by our then president, Scott Vicari, but not taking into account the shares of our common stock issuable to the STI security holders pursuant to the Merger Agreement or the shares of our common stock issuable upon conversion of the convertible promissory notes issued by us in the offering described below under “The 2008 Note Offering”. On June 27, 2008 we entered into a Third Addendum to the Merger Agreement which provided for the Merger to be completed on or before July 31, 2008, unless further extended in writing by mutual agreement of us and Single Touch. On July 22, 2008 we entered into a Fourth Addendum to the Merger Agreement which provided for Anthony Macaluso, the principal shareholder of Single Touch, to deliver 1,445,912 shares in escrow to secure the indemnification obligations of the other Single Touch securities holders under the Merger Agreement in lieu of having each Single Touch securities holder deliver shares in escrow. On July 24, 2008 we entered into a Fifth Addendum under the Merger Agreement which increased the shares issuable to the Single Touch securities holders under the Merger Agreement from 87,994,950 shares to 90,994,987 shares.

Pursuant to the Merger Agreement, on July 24, 2008 (the “Closing Date”), the Acquisition Sub, a wholly-owned subsidiary of ours, merged with and into Single Touch, with Single Touch remaining as the surviving entity. We acquired the business of Single Touch pursuant to the Merger and have continued the existing business operations of Single Touch as a publicly-traded company under the name Single Touch Systems Inc. As a result of the Merger, Single Touch is a wholly-owned subsidiary of Single Touch Systems Inc.

On the Closing Date and in connection with the Merger, the holders of Single Touch’s issued and outstanding common stock before the Merger (the “Single Touch Shareholders”) were deemed to have automatically surrendered all of their issued and outstanding common stock of Single Touch and received common stock of the Company, par value $0.001 per share (“Common Stock”). Also on the Closing Date, all of the issued and outstanding warrants and convertible notes to purchase shares of Single Touch common stock were exchanged for warrants (the “New Warrants”) and convertible notes (the “New Notes”) to purchase shares of the Company’s

Common Stock. The number of shares of Common Stock issuable under, and the price per share upon exercise or conversion of, the New Warrants and New Notes were calculated based upon the terms of the original warrants and notes of Single Touch.

An aggregate of 90,994,987 shares of Common Stock were issuable to Single Touch Shareholders, and holders of outstanding Single Touch warrants and convertible notes, on the Closing Date, of which 42,967,554 shares of Common Stock were issued to Single Touch Shareholders, and an aggregate of 48,027,433 shares of Common Stock were reserved for issuance upon the exercise of New Warrants or the conversion of New Notes. The stockholders of Hosting before the Merger (the “Hosting Stockholders”) retained 6,878,511 shares of Common Stock.

The Merger Agreement contains customary representations, warranties and covenants of Hosting, Single Touch and Acquisition Sub, for like transactions. Breaches of representations and warranties are secured by customary indemnification provisions. In order to secure the indemnification obligations of the Single Touch Shareholders pursuant to the Merger Agreement, 1,445,912 shares of Common Stock to which Anthony Macaluso, the principal shareholder of Single Touch was entitled in exchange for his shares of Single Touch in connection with the Merger will be held in escrow for a period of one year.

The Merger has been treated as a recapitalization of the Company for financial accounting purposes.

On the Closing Date, we increased the size of our board of directors from three to four persons. On such date, Scott Vicari and Ralph Brown resigned from our board of directors, Scott Vicari resigned as our Chairman, President, Treasurer, Chief Executive Officer and Chief Financial Officer, and James Cassina resigned as our Secretary. Anthony Macaluso, Richard Siber and Larry Dunn were appointed to fill the board vacancies created by the board resignations and the size increase. Anthony Macaluso was appointed as our President, Chief Executive and Financial Officer, Treasurer and Chairman and Tom Hovasse was appointed as our Secretary. James Cassina continued to serve as a director.

On the Closing Date, in accordance with the Merger Agreement and our April 30, 2001 Employment Agreement with Scott Vicari, as amended, Scott Vicari returned 3,913,044 shares of our common stock owned by him to us for cancellation (the “Vicari Share Cancellation”). Upon cancellation these shares were returned to the status of authorized but unissued.

2008 Stock Option Plan

On April 22, 2008 our Board of Directors and the holders of a majority of our outstanding shares adopted our 2008 Stock Option Plan (the “2008 Plan”) and terminated our 2002 Non-Statutory Stock Option Plan (the “2002 Plan”). No options were ever issued under the 2002 Plan. A total of 8,800,000 shares of our common stock are reserved for issuance under the 2008 Plan. As discussed in greater detail in Part II, Item 2. Unregistered Sale of Equity Securities and Use of

Proceeds, on July 30, 2008 we granted an aggregate of 8,675,000 stock options under the 2008 Plan.

Charter Amendment / Reverse Stock Split

On May 12, 2008 we filed a Certificate of Amendment to our Certificate of Incorporation to:

•	change our name from Hosting Site Network, Inc. to Single Touch Systems Inc.;

•
increase our authorized capitalization from 105,000,000 shares of capital stock consisting of 100,000,000 common shares, par value $0.001 per share and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share to 205,000,000 shares of capital stock consisting of 200,000,000 common stock, par value $0.001 per share and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share; and

•	to effect a 2.3:1 reverse stock split (the “Reverse Split”) effective after the close of business on May 14, 2008.

Forward Stock Split

On June 10, 2008 our board of directors declared a 3:1 forward stock split (the “Forward Split”). The record date, payment date and effective date for the forward split was June 24, 2008; June 25, 2008; and June 26, 2008, respectively. Immediately prior to the forward split we had 3,597,185 shares of common stock issued and outstanding. Immediately after the forward split we had 10,791,555 shares of common stock issued and outstanding.

The 2008 Note Offering

During the period March 24, 2008 through June 30, 2008, we engaged in a private offering (the “Offering” or the “2008 Note Offering”) whereby we sold an aggregate of $3,300,000 in convertible promissory notes (the “Company Notes”) including the March 17, 2008 Replacement Note issued on April 15, 2008 discussed below under “March 2008 Bridge Financing”. The gross proceeds from the Offering were subsequently loaned to Single Touch Interactive, Inc., as described in greater detail below. Each Company Note was convertible into Company units (the “Units”), at a purchase price of $1.25 per Unit, each Unit consisting of one share of Common Stock, one Class A Warrant to purchase one share of Common Stock for a period of eighteen (18) months at an exercise price of $1.60 per share and one Class B Warrant to purchase one share of Common Stock for a period of thirty-six (36) months at an exercise price of $2.05 per share. The Company Notes were due March 30, 2009 and interest was to begin to accrue at the rate of 12% per annum thereon commencing 90 days following their respective issuance dates. Effective June 15, 2008 holders of Company Notes dated March 17, 2008 and March 31, 2008 agreed that interest on their Company Notes would not begin to accrue until July 31, 2008. Interest was payable quarterly with the first interest payment date being October 1, 2008. The Offering was made only to accredited investors as defined under Regulation D, Rule 501(a)

promulgated by the SEC or to non-US Persons in reliance on Regulation S under the Securities Act of 1933, as amended. In connection with the closing of the Merger, the Company Notes were automatically converted into an aggregate of 2,640,000 Units. The exercise prices for the Class A Warrants and Class B Warrants, as set forth above, are subject to anti-dilution protection and take into account the prior effectiveness of the Reverse Split and the Forward Split.

The sale of the Company Notes in the Offering was exempt from registration under Section 4(2) or Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). In the Offering, no general solicitation was made by us or any person acting on our behalf. The certificates for shares of Common Stock, Class A Warrants and Class B Warrants issued upon conversion of the Company Notes sold in the Offering contain appropriate legends stating that such securities are not registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

March 2008 Bridge Financing

On March 17, 2008 we sold a $200,000 45-day, non-interest bearing note to a single subscriber in reliance on Regulation S under the Securities Act of 1933, as amended. The note was due on May 1, 2008. On April 15, 2008 the subscriber agreed to allow us to cancel the March 17, 2008 note and replace it with a new note dated March 17, 2008 (the “Replacement Note”) which was identical in all respects to the Company Notes and thereafter treated as a Company Note. In connection with the Closing of the Merger, the Replacement Note was converted into Units. The $200,000 in subscription proceeds from the March 17, 2008 note sale together with an additional $50,000 or an aggregate of $250,000 was loaned to Single Touch Interactive, Inc. (“STI”) on March 17, 2008 and represented by an STI secured promissory note dated March 17, 2008 and due April 16, 2008. The loan was secured by the assets of STI as reflected in a March 17, 2008 Security Agreement between Hosting and STI. As discussed below under “STI Loans” on April 15, 2008 the March 17, 2008 STI Note was cancelled and replaced with an STI Note dated as of March 17, 2008 which was issued subject to the March 31, 2008 Bridge Loan Agreement and Security Agreement between Hosting and STI and was identical in all material respects to the notes issued to Hosting by STI on each of March 31, 2008, April 28, 2008, June 5, 2008, and July 14, 2008.

STI Loans

On March 31, 2008 we entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) with Single Touch Interactive, Inc. (“STI”), pursuant to which we made a series of loans to STI (the “STI Loans”) in the aggregate amount of $3,300,000 which includes the $250,000 loan we made to STI on March 17, 2008 which was made subject to the Bridge Loan Agreement on April 15, 2008. The STI Loans were secured by STI’s assets as set forth in the March 31, 2008 Security Agreement between us and STI. As discussed below, upon making each STI Loan we received a secured bridge loan note from STI (the “STI Notes”) which provided for the payment of interest at the rate of 12% per annum. Interest and principal on the STI Notes, as amended, was due on July 31, 2008. However, upon the July 24, 2008 closing of the Merger by and among us, STI and

Single Touch Acquisition Corp., the STI Loans were forgiven, the STI Notes were cancelled and deemed repaid in full and the Security Agreement, together with the security interest created thereby, was terminated.

In connection with the Bridge Loan Agreement we made loans to STI as follows:

•	On March 31, 2008 we loaned $1,650,000 to STI and received an STI Note dated March 31, 2008 in the principal amount of $1,650,000;

•	On April 15, 2008 we converted a March 17, 2008 note issued to us by STI in connection with a March 17, 2008 $250,000 bridge loan into an STI Note dated as of March 17, 2008;

•	On April 28, 2008 we loaned $345,000 to STI and received an STI Note dated April 28, 2008 in the principal amount of $345,000;

•	On June 5, 2008 we loaned $425,000 to STI and received an STI Note dated June 5, 2008 in the principal amount of $425,000; and

•	On July 14, 2008 we loaned $630,000 to STI and received an STI Note dated July 14, 2008 in the principal amount of $630,000.

Registration Rights

In connection with the Merger and the 2008 Note Offering, we have committed, subject to Securities Act of 1933 Rule 415 registration restrictions, to use our reasonable best efforts to file a Registration Statement covering the resale of the shares issued or issuable to the STI securities holders pursuant to the Merger, the resale of the shares issued or issuable upon the conversion of the Company Notes (including the shares issuable upon exercise of the Class A Warrants and Class B Warrants), and the restricted shares held by Hosting shareholders prior to the Merger, within 60 days from the Closing Date and to use our reasonable best efforts to cause such Registration Statement to become effective as soon as practicable thereafter. We have further agreed to use commercially reasonable efforts to maintain the effectiveness of this Registration Statement through the second anniversary of the date the Registration Statement is declared effective by the SEC or until Rule 144 of the Securities Act is available to the selling stockholders thereunder with respect to all of their shares, whichever is earlier.

Pro Forma Ownership

Immediately after giving effect to the Merger and the Vicari Share Cancellation, there were issued and outstanding on a fully diluted basis (including the shares of Common Stock underlying outstanding warrants and convertible notes assumed by the Company in the Merger and the shares of Common Stock underlying the Units issued upon the conversion of the Company Notes, including the Common Stock under the Class A Warrants and Class B Warrants comprising part of the Units), 105,793,498 shares of Common Stock, as follows:

•
the Single Touch Shareholders (including former holders of Single Touch convertible notes and former holders of Single Touch warrants) beneficially owned 90,994,987 shares of Common Stock, of which 42,967,554 shares were issued and outstanding and 48,027,433 shares were issuable upon exercise or conversion of warrants or convertible notes exercisable or convertible within 60 days of the closing under the Merger Agreement;

•
the Hosting Stockholders held 14,798,511 shares of Common Stock including 6,878,511 shares held by the Hosting Stockholders without regard to the shares of Common Stock issued upon conversion of the Company Notes; 2,640,000 shares of Common Stock comprising part of the Units issued upon the conversion of the Company Notes; 2,640,000 shares of common stock issuable upon exercise of the Class A Warrants comprising part of the Units issued upon the conversion of the Company Notes; and 2,640,000 shares of common stock issuable upon exercise of the Class B Warrants comprising part of the Units issued upon the conversion of the Company Notes.

ITEM 6.	EXHIBITS

(a)	Exhibits.

31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGLE TOUCH SYSTEMS INC.
Dated: August 14, 2008

By:  /s/ Anthony Macaluso

Anthony Macaluso
President, Chief Executive and Accounting Officer