Form 10-K
period 2008-09-30
SINGLE TOUCH SYSTEMS INC
filed 2008-12-29
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	September 30, 2008

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-73004

SINGLE TOUCH SYSTEMS, INC. (Exact name of registrant as specified in its charter) 2235 Encinitas Blvd, Suite 210 Encinitas, California, 92024 Address of Principal Executive Offices

Registrants telephone number, including area code _______(760) 438-0100___________

Delaware

(State or other jurisdiction of incorporation or organization)

13-4122844

(IRS Employer Identification No.)

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ] YES [X] NO
Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.
[ ] YES [X] NO

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ ] YES [X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK (Section 229.405 of this chapter) is not contained herin, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2008, computed by reference to the bid/ask price of $2.90 at September 29, 2008 is $60,506,197.
The number of shares outstanding of the Registrant's common stock as of September 30, 2008 was 59,505,540

I

Single Touch Systems, Inc.

	Table of Contents

	Part I
Item	1. Business	3
Item	1A. Risk Factors	21
Item	2. Properties	21
Item	3. Legal Proceedings	21
Item	4. Submission of Matters to a Vote of Security Holders	21
	Part II
Item	5. Market for Registrants Common Equity, Related Stockholder Matters and
Issuers Purchases of Equity Securities		22
Item	7. Management's Discussion and Analysis of Financial Condition and
Results of Operations		23
Item	8. Financial Statements	28
Item	9. Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure		52
Item	9A(T). Controls and Procedures	52
Item	9B. Other Information	53
	Part III
Item	10. Directors, Executive Officers and Corporate Governance	54
Item	11. Executive Compensation	58
Item	12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters		60
Item	13. Certain Relationships and Related Transactions, and Director
Independence		64
Item	14. Principal Accounting Fees and Services	66
	Part IV
Item	15. Exhibits, Financial Statement Schedules	67
Signatures		69

II

Single Touch Systems, Inc.

Item 1. Business

Company Overview

Single Touch Systems Inc. (“the Company’) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc. to provide businesses with Internet services. On May 12, 2008, the Company changed its name to Single Touch Systems Inc. On July 24, 2008, the Company acquired all of the outstanding shares of Single Touch Interactive, Inc. (“Interactive”), a company incorporated in the state of Nevada on April 2, 2002.

Immediately following the acquisition, the business of Single Touch Interactive, Inc. became the business of the Company. Single Touch Systems, Inc. is now engaged in the business of wireless application development, publishing and distribution. Single Touch Interactive is a provider of customized easy-to-use wireless solutions. It’s patent pending technology simplifies adoption by reaching new data subscribers and generating new revenue streams for carriers and content owners. Single Touch's Abbreviated Dial Code (“ADC”) programs make mobile easy for brands, consumers and carriers. The simplicity of dialing a ‘#’ plus 3 to 6 digit branded telephone number has resulted in high response and download conversion rates. A large percentage of ADC consumers are first time data users, demonstrating how simple it is to deliver mobile data and campaigns through these ADC programs while also opening up a new market outside of Short Message Service (“SMS”). Reaching new consumers is a major initiative for wireless carriers and ADC programs fill that need.

Industry

The data below, which is based on information released by CTIA – The Wireless Association™, shows the year over year growth and penetration of the wireless industry and the large volume of minutes and messages being used.

Wireless Quick Facts
Year End Figures
Topic	Dec-07	Dec-05	Dec-00	Dec-95

Wireless Subscribers	255.4M	207.9M	109.5M	33.8M

Wireless Penetration
% of total U.S. population	84%	69%	38%	13%

Wireless-Only

Households(1)
% of U.S. Households	15.8%	8.4%	N/A	N/A

AnnualizedTotal Wireless

Revenues	$138.9B $	113.5B $	45.3B $	19B

Annualized Wireless Data

Revenues	$23.2B $	8.5B $	211.2M	N/A

Minutes of Use	2.1T	1.5T	533.8B	431.9M

Monthly SMS Messages	48.1B	9.8B	14.4M	N/A

Annualized Yearly SMS

Messages	363B	81B	N/A	N/A

Cell Sites	213,299	183,689	104,288	22,663

K=Thousand	M=Million	B=Billion	T=Trillion

(1)	Wireless Substitution: Early Release of Estimates from the National Health Interview Survey, July-December 2007, National Center for Health Statistics, May 14, 2008.

Single Touch Systems, Inc.

Industry Growth and Potential

Except as otherwise provided, the statistical data below was derived from the March 2008 comScore Wireless Report. Worldwide it is estimated that there are 2.5 times more cell phones than computers (2.5 billion cell phones compared to 1 billion computers). The age at which people are using cell phones continues to decline and overall consumer dependence on cell phones continues to grow. Annual expenditure on mobile advertising is expected to reach $11.4 billion by 20121 . To date, consumers are proving to be somewhat resistant to mobile advertising, with survey results indicating that location-based coupon services draw little enthusiasm from consumers (only 14 percent of respondents expressed an interest in the service - which was flat compared to a 2006 survey finding). AT&T Wireless and Verizon Wireless continue to be the dominant wireless providers. Both companies continued to add to their already large subscriber count (AT&T Wireless and Verizon Wireless ended 2007 with 70.1 million and 65.7 million subscribers, respectively2).

For many consumers, cellular phones have already made the transition from a communication device to a media-consumption device. With continuing technological advancements, people are becoming more dependent on their cell phones and less dependent on landlines.

Cellular phones continue to play an increasingly important role in consumers’ lives. For many, they have become more than just a communication tool. Mobile Internet usage continues to rise and many customers report high levels of satisfaction:

  The number of mobile Internet subscribers accessing mobile Internet has increased significantly in the past year
  E-mail dominates the reason these subscribers access the mobile Internet.

Mobile Internet usage is at a tipping point:

 Current mobile Internet users are accessing more types of online content on their mobile devices.

      Non-users report that cost is the biggest deterrent in subscribing to Mobile Internet service, representing a change from years prior when they said they didn’t even have a need for the service.

[1] Derived from the Economist.com—“The Next Big Thing,” Oct. 4, 2007. [2] Derived from their respective 2007 Annual Reports

STI’s Position in the Wireless Industry

The wireless industry is growing rapidly with more than 47 million new subscribers in the last two years and an 18% increase in total revenue over that period. The principal driver of this growth is revenue from data downloads which has increased by approximately 63% over the last two years. STI is positioned to take advantage of this traffic through its ADC platform. ADC’s have reached a broad demographic and have consistently seen high conversion numbers. Some companies that already have production SMS programs have contacted STI to expand their delivery options by adding ADC codes.

Single Touch Systems, Inc.

Principal Products and Services

Lines of Business:

  Abbreviated Dial Code - Abbreviated Dial Code (“ADC”) would be best understood as dialing 411 for information. This is a good example of an ADC. Single Touch has developed a means for brands to utilize an ADC as an easy to use and remember mobile telephone access point for a brands’ customers to interact with a brands’ product or service offering. The ADC programs are an easy to use and access distribution channel that supports and facilitates the download of content in many forms. For example, the delivery of an application, a connection to a customer service agent, and a connection to an IVR. In addition, ADC programs can be used to initiate a wap, mms or sms session, to digitally populate a form, to provide lead generation and can also evoke a plurality of other features and products and service to end user mobile devices. ADC programs can also support various branding and marketing campaigns as it is as easy as dialing a phone number. STI was the first to deliver successful ADC programs commercially on multiple carriers in the United States. ADC vanity numbers such as #MTV for Music Television and # BET for Black Entertainment Television, make it easy to remember how to access a brand. Certain ADC’s can be representative of a corporate name, such as #SEARS and # HERTZ. Another application of ADC’s indicates a particular available service or product. For example, Walmart recently launched the ADC #MEALS to enable customers to receive “simple meal plans” and ideas and even receive recipes on their mobile phones. Using a custom voice that everyone in your demographic is familiar with adds personality to a program. Black Entertainment Television, for example, uses their top rated video jockey to be the voice of #BET. The STI ADC platform is designed to be flexible and our participants have added a variety of programs which include the following: downloading content (#MTV, #BET), redirecting calls to a customer service representative (#SEARS), streaming audio from Fox News (#FOXN), and even listening to live concerts (#323). A recent review has indicated that, STI ADC programs have had over 14 million calls with over 30% of those callers making a transaction. STI’s ADC program received the 2006 Mobile Marketing Association Award for Innovation.
By way of example, our ADC program and IVR system may be utilized as follows:
Consumer sees TV commercial for #BET
To download ‘Grillz’ by Nelly as your ringtone call # BET, on your wireless phone”
Consumer dials # 2-3-8 send from mobile phone
Carrier routes ‘abbreviated number’ to STI
STI’s “IVR” (interactive voice recognition) system picks-up call and gathers information needed
Consumer selects and confirms content through IVR prompts
Confirms price and authorize charge to bill by pressing keys
Content is delivered to phone
Billing is completed on carriers bill

Marketing – The advertising for each ADC is created and typically paid for by STI’s various participants.

Technology – Single Touch owns and operates its ADC programs on Single Touch owned equipment located in carrier grade facilities. Our systems are redundant and carrier grade.

Single Touch Systems, Inc.

  Mobile Machine – Mobile Machine enables consumers to download content from the Internet to a mobile device by a simple drag and drop interface. The user drags any type of content, image, ringtone, video, application, etc, to the Mobile Machine, types in his mobile number and presses send. STI’s backend technology then detects carrier, handset type and quickly formats the content. A link of the chosen content is then sent to the customer’s phone for download to the device. The Mobile Machine technology is currently available on Univision.com and CoverGirl.com.
  Mobile Idol – Mobile Idol allows the customer to create his own ringtone. The customer simply dials into one of our participating partners ADC numbers, selects Mobile Idol and is prompted to choose a song. Once a song is selected it will begin playing. The customer then sings over the song track through the phone and STI’s backend technology records the song. The customer is then able to download the song to their own handset as a ringtone and also send it to the Mobile Idol website, www.mobileidol.net. Once on the website, the customer can share their song with other members of the Mobile Idol community. The Mobile Idol website also incorporates the Mobile Machine in an interactive way by allowing customers to vote and download any other person’s song on the website. The Mobile Idol technology is available on #323.
  Mobile Coupon Platform –  According to EJL Wireless Research, mobile coupon business is estimated to reach $1 billion by 2011. Current mobile coupon programs include coupons or bar codes sent to the mobile device. Finding the coupons or bar codes can be a challenge and is time consuming. STI’s coupon platform is designed to easily use an ADC platform and web based technology combined with a fully integrated solution at point of sale. In this regard, STI has partnered with Incomm, the nation’s largest provider of gift cards, prepaid wireless products, re-loadable debit cards, digital music downloads, content, games, software and bill payment solutions. The STI solution is designed to use the customer’s mobile phone number as his retail loyalty and content card. For example, the customer either enters #SAVE or goes to a participating online company such as Yahoo.com or a participating retailer’s website to register his number and then begins selecting coupons that can be added to his phone. At check-out, he simply enters his phone number in to the credit card terminal or tells the cashier his phone number and receives discounts. The process is quick and easy for both the customer and the retailer. Companies such as Yahoo Inc., Proctor & Gamble Co. and H-E-B will be participating in the Coupon Program.
  Carrier Data and Billing Platform — Single Touch will provide data services and billing platforms to Nextel Mexico, for both on and off-deck content. On-deck content involves a carriers own content offering. Off-deck content involves any third party selling content to a carrier’s consumers. STI will also provide access to ADC programs, will become a billing intermediary for all content sold, and become the conduit for data delivery. Other projects include passing of SMS messages; age verification; adding video/television on to the Nextel Mexico Network; adding alternative content payment options; advertising; search functionality; coupons; content rating/filtering; and keeping the database of record and registration tool for Common Short Codes and ADC’s.
  Audiocast – STI’s audiocasting technology allows customers to listen to live, audio events such as concerts and TV programs from around the world. The customer simply dials into an STI event and listens to the show. Fox News is currently using this technology. By pressing #3696 (#FOXN) on his AT&T phone a customer can listen to either the live Fox News Television feed or the Fox News radio feed. Previous concerts have included the Rolling Stones European and North American Tours, Rihanna and Chris Brown.

Single Touch Systems, Inc.

Campaign Management – STI has the ability to manage marketing and sales campaigns on a variety of platforms including ADC, SMS, Wireless Application Protocol (“WAP”) and the Web. STI collects user data for analysis and ongoing consumer dialogue. The STI campaign management tool is flexible and provides real-time media measurement, subscriber profiling and personalized messaging.

Application Development — STI develops and publishes “value-added” lifestyle wireless data applications for wireless handsets. STI’s strategy is to develop applications that create value and satisfaction to the end-user. For the wireless carrier, these applications make a favorable impact on critical factors of “Average Revenue Per Unit” (or “ARPU”), penetration, customer satisfaction, and user acquisition costs.

STI’s applications are found on major Binary Runtime for Wireless (“BREW”) carriers and remain a steady source of revenue. STI applications include the following:

My Mobile Mail™ - allows the customer to send and receive e-mail from an existing Post Office Protocol version 3 (“POP3”) (Hotmail, Yahoo, Earthlink, etc.) and Internet Message Access Protocol (“IMAP”) email accounts right from your phone.

Sports Connection™ - provides in-depth access to current scores, news, previews, recaps, injury updates, and more for all major sports.

Movietickets.com - allows end-users to browse for movies, theaters, and show times by either city and state combination or zip code. End-users can then purchase tickets by entering their credit card information on a per ticket basis or register their credit card for future transactions.

Single Touch Systems, Inc.

Material Contract and Agreements

Our business agreements consist primarily of Customer Agreements and Carrier Agreements. Customer Agreements are typically agreements with companies which have sales relationships with the end users of the transacted media content or service application. These agreements typically involve a split of the fees received between the client and Single Touch or a fixed fee per transaction. Carrier agreements are infrastructure in nature and establish the connection to the end user that enables Single Touch to deliver and collect payment for the transacted media content or service application. Carrier agreements typically involve a split of the fees received between the carrier and Single Touch. We do not consider any of our Carrier Agreements material as other carriers and aggregators are available in the event any of our Carrier Agreements are terminated or not renewed.

Material Customer Agreements

On June 19, 2006 we entered into an agreement (the “BMI Agreement”) with Boulevard Media Inc., a U.S. subsidiary of Teligence (“BMI”) pursuant to which we provide services and support to BMI through our Abbreviated Dialing Code (“ADC”) programs and Interactive Voice Recognition (“IVR”) system. We launched three ADC Codes, #Chat, #Talk and #Male, for BMI on August 1, 2006 and added 3 more codes, #Fono, #Redhot and #Tango on February 20, 2007. These ADC programs enable wireless chat services by providing commercial billing, services platforms and content delivery. BMI develops and delivers voice-enabled services for social networking and entertainment in North America and provides the related telecommunications network and custom software. Pursuant to the BMI Agreement, we receive 40% of end user purchases plus $0.225 per transaction. Pricing for BMI products may not be less than $2.95 or more than $19.95 per transaction. The BMI Agreement had an initial term of six months which renews automatically for additional six month terms. Either party may terminate the BMI Agreement at the end of a renewal period by providing notice to the other party at least two months prior to the end of the renewal period. See “Customers.” On December 18, 2005 we entered into a three year agreement (the “Motricity Agreement”) with Motricity, Inc. (“Motricity”), one of the largest U.S. mobile content and applications firms, pursuant to which we provide services and support to Motricity through our ADC programs and IVR system. Motricity operates a managed services solution that enables customer and content providers to deliver mobile content including ringtones, games, applications and graphics downloads. Pursuant to the Motricity Agreement, we subtracted carrier costs from end user purchases and retained $0.175 per transaction. Motricity had previously been developing sales through advertising the #BET and #MTV programs. Since September 2007, Motricity had substantially reduced its advertising support of the programs which resulted in reduced sales. The Motricity agreement terminated on December 17, 2008. Service functionality was terminated in September 2008. See “Customers”.

Customers

BMI accounted for approximately 9% of our revenues for the year ended September 30, 2008. The loss of BMI as a customer would have a material adverse effect on our operating results as we do not believe we could directly replace the revenues lost thereby since BMI is a direct customer selling content to end users. In the event we were to lose BMI as a customer we would need to generate revenue from our sources to replace the lost revenues.

Motricity, Inc. accounted for approximately 56% of our revenues for the year ended September 30, 2008. Our agreement with Motricity, Inc. expired December 17, 2008 and service was terminated in September 2008 We have established new relations for our ADC program by contracting directly with BET and an agreement with Play Phone to promote this program; these revenues are currently nominal but are expected to increase once advertising develops which is the responsibility of Play Phone.

We have established new relations for our ADC program by contracting directly with MTV and an agreement with Thumb Play to promote this program; these revenues are currently nominal but are expected to increase once advertising develops which is the responsibility of Thumb Play.

Single Touch Systems, Inc.

Research and Development

During the fiscal year ended September 30, 2008 and September 30, 2007 we spent $536,778 and $688,829, respectively, on software development which was capitalized. Software development costs amortized and charged to operations in 2008 and 2007 were $472,619 and $610,704 respectively which were expensed. We expect to spend approximately $880,000 on research and development during the 2009 fiscal year. Our research and development activities relate primarily to general coding of software and product development. These activities consist of both new products and support or improvements to existing products. Certain of our research and development resources are dedicated to improving our ADC programs while others are dedicated to refining our new mobile couponing products.

We believe that we may need to increase our current level of dedicated research and development resources by adding both hardware and engineers. We anticipate that additional capital may be required for our research and development efforts in the next 12 months to keep up with our anticipated growth, based on our current commitments and planned product launches.

Markets and Competition

Marketing Strategy

Single Touch provides products that are easy to use. Our core products include flexible and scalable platforms for programs for both carriers and content providers. Single Touch programs reach consumers in ways that are intended to simplify things for the consumer. For example, while certain other companies sell ringtones by sending special codes to another code via text messages, Single Touch allows consumers to get ringtones by making a simple phone call to an ADC. We intend to continue our platform evolution by providing solutions in strategic directions that provide core solutions for our partners and consumers and are differentiated in the market place.

In general we provide competitive pricing based on the value our products bring to the market while ensuring our costs are covered. We attempt to match our revenue streams with our partners, making many of our programs revenue share based with nominal set-up fees.

Single Touch has minimized the cost of advertising while still enjoying strong sales pipelines. We employ several cost effective means of promoting our programs such as including our brand on existing programs such as “powered by Single Touch”. We participate in several industry groups including the Mobile Marketing Association (MMA). One of our most common channels is referrals from our wireless carrier partners. Our existing partners also provide word-of-mouth promotion and references for our programs.

Our programs are distributed via our Company owned sales channels. Presently, we are also bringing on two reseller partners. Our internal force addresses any direct inquiries from partner referrals, new opportunities with existing partners, referrals from Websites and other opportunities we uncover. Our resellers have thousands of sales representatives who will be adding our products and services to their portfolio and bringing them to their existing customers.

Competition

Presently, there are very few competitors in the Abbreviated Dial Code arena. Over the last 6 years, STI has worked on creating the ADC space in the U.S. and with its success has made it difficult for competitors to follow. Some natural barriers include the proven carrier relationships that STI has cultivated. STI is one of a few wireless companies that has direct billing across the carriers.

	Direct	Data	SMS	WAP	Voice	Mobile	Other

Single Touch	X	X	X	X	X	X	X
M-Qube/Verisign	X	X	X	X
Mobile365	X	X	X	X
Motricity			X	X			X
Zoove					X
Cellfire						X
Firethorn							X

Single Touch Systems, Inc.

Intellectual Property and Other Proprietary Rights

The following table lists our pending patent applications:

Application Serial
No. (Publication
Country	Title	No.)	Filing Date

USA	Wireless Configuration	10/682,312 (US-2005-	10/8/2003
0079863-A1)
USA	Advertising on Mobile	10/809,922 (US 2005-	3/24/2004
	Devices	0215238 A1)
Canada	Advertising on Mobile	2508480	3/24/2005
Devices
World Intellectual	Advertising on Mobile	PCT/US2005/009885	3/24/2005
Property Organization	Devices
(WIPO)
USA	Download Center	11/086,825	3/21/2005
USA	Wireless Mobile	11/086,894	3/21/2005
Application Transfer
USA	Application Search	11/085,935	3/21/2005
USA	Content Selection and	11/413,241	4/28/2006
Delivery of
Complementary
Information
WIPO	Rewards Program	PCT/US2008/050933	1/11/2008
USA	Mobile Machine	11/752,503	5/23/2007
WIPO	Mobile Machine	PCT/US2007/072414	6/28/2007
USA	Automatic Provisioning of	12/034,518	2/20/2008
Abbreviated Dialing
Codes
WIPO	Automatic Provisioning of	PCT/US2008/054439	2/20/2008
Abbreviated Dialing
Codes
USA	Pushing Coupon Values	60/908,283	3/27/2007
Using Abbreviated
Dialing Codes

Single Touch Systems, Inc.

Government Regulation

Single Touch provides value added and enabling platforms for carrier based distribution of various software and media content. Applicable regulations are primarily under the Federal Communications Commission (“FCC”) and related to the operations policies and procedures of the wireless communications carriers. The wireless carriers are primarily responsible for regulatory compliance. Given the growing and dynamic evolution of digital wireless products that can be offered to consumers over a wireless communication network, regulators could impose rules, requirements and standards of conduct on third party content and infrastructure providers like Single Touch. Management is not currently aware of any pending regulations that would materially impact our operations.

Employees

We currently have 18 full time and no part-time employees including 2 executive officers, 4 persons serving as programming and technical staff operators, 3 persons in sales and marketing, 3 persons in our research and development department, 1 in-house accountant, 1 in-house legal counsel and 4 persons in program and administrative management. We expect to increase our future employee levels on an as needed basis in connection with our expected growth. None of our employees is represented by a labor union and we consider our employee relations to be good.

Single Touch Systems, Inc.

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this report before purchasing our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of the money you paid to purchase our common stock.

RISKS RELATED TO OUR COMPANY

We have a history of operating losses which may continue.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred net losses of $11,123,003 and $15,550,049 for the years ended September 30, 2008 and September 30, 2007, respectively. As of September 30, 2008, our accumulated deficit was $87,643,509. We have not achieved profitability on a quarterly or annual basis. We may not be able to reach a level of revenue to achieve profitability. Our gross revenues for the year ended September 30, 2008 and the year ended September 30, 2007 were $1,713,014 and $2,490,330, respectively. If our revenues grow more slowly than anticipated or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

We operate in the evolving wireless market, which may make it difficult to evaluate our business.

The future revenue potential of our business in the emerging wireless market is uncertain. Any evaluation of our business and our prospects must be considered in light of the risks and uncertainties encountered by companies in such market. As a company operating in the evolving mobile industry, we face substantial risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

  maintain our current, and develop new, wireless carrier relationships, in both the international and domestic markets;
  maintain and expand our current, and develop new, relationships with third-party branded and non-branded content owners;
  retain or improve our current revenue-sharing arrangements with carriers and third-party content owners;
  continue to develop new high-quality products and services that achieve significant market acceptance;
  continue to develop and upgrade our technology;
  continue to enhance our information processing systems;
  execute our business and marketing strategies successfully;
  respond to competitive developments; and
  attract, integrate, retain and motivate qualified personnel.

We may be unable to accomplish one or more of these objectives, which could cause our business to suffer. In addition, accomplishing many of these efforts might be very expensive, which could adversely impact our operating results and financial condition.

We currently rely on only a few customers for a majority of our revenues.

As of the fiscal year ended September 30, 2008 and September 30, 2007, Boulevard Media Inc., a U.S. subsidiary of Teligence, or BMI, accounted for approximately 9% of our revenues. The loss of BMI as a customer would have a material adverse effect on our operating results and could have a negative impact on our revenues and profitability as we do not believe we could directly replace the revenues lost since BMI is a direct customer selling content to end users.

Single Touch Systems, Inc.

We currently rely on wireless carriers to market and distribute our products and services and to generate our revenues. The loss of or a change in any of these significant carrier relationships could cause us to lose access to their subscribers and thus materially reduce our revenues.

Our future success anticipates maintaining successful relationships with wireless carriers and or aggregators. A significant portion of our revenue is derived from a very limited number of carriers. We expect that we will continue to generate a substantial majority of our revenues through distribution relationships with a limited number of carriers for the foreseeable future. Our failure to maintain our relationships with these carriers would materially reduce our revenues and thus harm our business, operating results and financial condition.

Typically, carrier agreements have a term of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party. In addition, some carrier agreements provide that the carrier can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers to market or distribute any of our products or services. In many of these agreements, we warrant that our products do not violate community standards, do not contain libelous content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and we indemnify the carrier for any breach of a third party’s intellectual property.

Many other factors outside our control could impair our ability to generate revenues through a given carrier, including the following:

  the carrier’s preference for our competitors’ products and services rather than ours;
  the carrier’s decision to discontinue the sale of some or all of our products and services;
  the carrier’s decision to offer similar products and services to its subscribers without charge or at reduced prices;
  the carrier’s decision to restrict or alter subscription or other terms for downloading our products and services;
  a failure of the carrier’s merchandising, provisioning or billing systems;
  the carrier’s decision to offer its own competing products and services;
  the carrier’s decision to transition to different platforms and revenue models; and
  consolidation among carriers.

If any of our carriers decides not to market or distribute our products and services or decides to terminate, not renew or modify the terms of its agreement with us or if there is consolidation among carriers generally, we may be unable to replace the affected agreement with acceptable alternatives, causing us to lose access to that carrier’s subscribers and the revenues they afford us, which could materially harm our business, operating results and financial condition.

We may be unable to successfully keep pace with the rapid technological changes that may occur in the wireless communication and e-commerce arenas which would adversely affect its business operations

To remain competitive, we must continually monitor, enhance and improve the responsiveness, functionality and features of our applications. Wireless network and mobile phone technologies and the e*commerce industry in general are characterized by rapid innovation and technological change, changes in user and customer requirements and preferences, frequent new product and service introductions requiring new technologies to facilitate commercial delivery, as well as the emergence of new industry standards and practices that could render existing technologies, systems and/or business methods obsolete in future fiscal periods. Our success will depend, in part, on its ability to license or internally develop leading technologies that address the increasingly sophisticated and varied needs of prospective consumers, and respond to technological advances and emerging industry standards and practices on a timely-cost-effective basis. Proprietary technology development entails significant technical and business risks, including the significant cost and time to complete development, the successful implementation of the application once developed, and time period for which the application will be useful prior to obsolescence. There can be no assurance that we will use internally developed or acquired new technologies effectively or adapt existing operational systems to customer requirements or emerging industry standards. If we are unable, for technical, legal, financial or other reasons, to adopt and implement new technologies on a timely basis in response to changing market conditions or customer requirements, our business, prospects, financial condition and results of operations could be materially adversely affected.

Single Touch Systems, Inc.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all. The raising of additional capital may dilute our current stockholders’ ownership interests. Our present income from operations is insufficient to achieve our business plan. We will need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

  pursuing growth opportunities, including more rapid expansion;
  acquiring complementary businesses;
  making capital improvements to improve our infrastructure;
  hiring qualified management and key employees;
  developing new services, programming or products;
  responding to competitive pressures;
  complying with regulatory requirements such as licensing and registration; and
  maintaining compliance with applicable laws.

Any additional capital raised through the sale of equity or equity backed securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of those securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may have to reduce the scope of or eliminate material parts of the implementation of our business strategy. This limitation could substantially harm our business, results of operations and financial condition.

We may not be able to effectively manage our growth.

Our strategy envisions growing our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

  meet our capital needs;
  expand our systems effectively or efficiently or in a timely manner;
  allocate our human resources optimally; or
  identify and hire qualified employees or retain valued employees.

If we are unable to manage our growth and our operations our financial results could be adversely affected.

Single Touch Systems, Inc.

We may be unable to attract and retain qualified, experienced, highly skilled personnel, which could adversely affect the implementation of our business plan.

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Anthony Macaluso and the other members of our senior management team. We do not have long-term employment agreements with any of the members of our senior management team, each of whom may voluntarily terminate his employment with us at any time. Following any termination of employment, these employees would not be subject to any non-competition covenants. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industries could harm our business.

Our senior management’s limited recent experience managing a publicly traded company may divert management’s attention from operations and harm our business.

Our management team has relatively limited recent experience managing a publicly traded company and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis. Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

Applicable rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to retain listing of our Common Stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for our effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges and NASDAQ. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these recent changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of Common Stock on any stock exchange or NASDAQ (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We will be assessing our internal controls to identify areas that need improvement. Failure to implement any required changes to our internal controls or any others that we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

Single Touch Systems, Inc.

The acquisition of other companies, businesses or technologies could result in operating difficulties, dilution and other harmful consequences.

We may selectively pursue strategic acquisitions, any of which could be material to our business, operating results and financial condition. Future acquisitions could divert management's time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures associated with integrating employees from the acquired company into our organization and integrating each company's accounting, management information, human resources and other administrative systems to permit effective management. Foreign acquisitions might involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. The anticipated benefits of our future acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

Adverse conditions in the global economy and disruption of financial markets could negatively impact our customers and therefore our results of operations.

An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner, or to maintain operations, and result in a decrease in sales volume that could have a negative impact on our results of operations.

RISKS RELATED TO OUR INDUSTRY

If wireless subscribers do not continue to use their mobile handsets to access mobile content and other applications, our business growth and future revenues may be adversely affected.

We operate in a developing industry. Our success depends on growth in the number of wireless subscribers who use their handsets to access data services and, in particular, applications of the type we develop and distribute. New or different mobile applications developed by our current or future competitors may be preferred by subscribers to our offerings. In addition, other mobile platforms may become widespread, and end users may choose to switch to these platforms. If the market for our products and services does not continue to grow or we are unable to acquire new end users, our business growth and future revenues could be adversely affected. If end users switch their spending away from the kinds of offerings that we publish, or switch to platforms or distribution where we do not have comparative strengths, our revenues would likely decline and our business, operating results and financial condition would suffer.

System or network failures could reduce our sales, increase costs or result in a loss of end users of our products and services.

Mobile content delivery relies on wireless carrier networks to deliver products and services to end users. In certain circumstances, mobile content distributors may also rely on their own servers to deliver products on demand to end users through their carriers’ networks. In addition, certain products require access over the mobile internet to our servers in order to enable certain features. Any failure of, or technical problem with, carriers’, third parties’ or billing systems, delivery or information systems, or communications networks could result in the inability of end users to download our products, prevent the completion of a billing transaction, or interfere with access to some aspects of our products. If any of these systems fails or if there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, end users might be unable to access our offerings. For example, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any failure of, or technical problem with, the carriers’, other third parties’ or our systems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business. This, in turn, could harm our business, operating results and financial condition.

Single Touch Systems, Inc.

Our business depends on the growth and maintenance of wireless communications infrastructure.

Our success will depend on the continued growth and maintenance of wireless communications infrastructure in the United States and internationally. This includes deployment and maintenance of reliable next-generation digital networks with the speed, data capacity and security necessary to provide reliable wireless communications services. Wireless communications infrastructure may be unable to support the demands placed on it if the number of subscribers continues to increase, or if existing or future subscribers increase their bandwidth requirements. Wireless communications have experienced a variety of outages and other delays as a result of infrastructure and equipment failures, and could face outages and delays in the future. These outages and delays could reduce the level of wireless communications usage as well as our ability to distribute our products and services successfully. In addition, changes by a wireless carrier to network infrastructure may interfere with downloads and may cause end users to lose functionality. This could harm our business, operating results and financial condition.

Actual or perceived security vulnerabilities in mobile handsets or wireless networks could adversely affect our revenues.

Maintaining the security of mobile handsets and wireless networks is critical for our business. There are individuals and groups who develop and deploy viruses, worms and other illicit code or malicious software programs that may attack wireless networks and handsets. Security experts have identified computer “worm” programs that target handsets running on certain operating systems. Although these worms have not been widely released and do not present an immediate risk to our business, we believe future threats could lead some end users to seek to reduce or delay future purchases of our products or reduce or delay the use of their handsets. Wireless carriers and handset manufacturers may also increase their expenditures on protecting their wireless networks and mobile phone products from attack, which could delay adoption of new handset models. Any of these activities could adversely affect our revenues and this could harm our business, operating results and financial condition.

Changes in government regulation of the media and wireless communications industries may adversely affect our business.

It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the media and wireless communications industries, including laws and regulations regarding customer privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through wireless carriers. We anticipate that regulation of our industry will increase and that we will be required to devote legal and other resources to address this regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the media and wireless communications industries may lessen the growth of wireless communications services and may materially reduce our ability to increase or maintain sales of our products and services.

A decline in, or limitation on, the use of mobile phones would negatively impact our business.

A number of public and private entities have begun to restrict the use of mobile phones on their premises. For example, many places of worship, restaurants, hospitals, medical offices, libraries, museums, concert halls and other private and public businesses restrict the use of mobile phones due to privacy concerns, the inconvenience caused by mobile phone users to other patrons and the disruption mobile phones may cause to other electronic equipment at these locations.

Legislation has also been proposed in the U.S. Congress and by many states and municipalities to restrict or prohibit the use of mobile phones while driving motor vehicles. Some states and municipalities in the United States have already passed laws restricting the use of mobile phones while driving, and similar laws have been enacted in other countries. These laws and other potential laws prohibiting or restricting the use of mobile phones could reduce demand for mobile phones generally and, accordingly, the demand for our applications, which could reduce our ability to increase or maintain sales of our applications. A number of studies have examined the health effects of mobile phone use and the results of some of the studies have been interpreted as evidence that mobile phone use causes adverse health effects. The establishment of a link between the use of mobile phone services and health problems, and any media reports suggesting such a link, could reduce demand for mobile phones and, accordingly, the demand for our applications.

Single Touch Systems, Inc.

Our inability to adequately protect our proprietary technology could adversely affect our business.

Our proprietary technology is one of the keys to our performance and ability to remain competitive. We rely on a combination of patent, trademark, copyright and trade secret laws to establish and protect our proprietary rights. We also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights.

We rely on copyright laws to protect our proprietary software and trade secret laws to protect the source code for our proprietary software. We generally enter into agreements with our employees and consultants and limit access to and distribution of our software, documentation and other proprietary information. The steps we take to protect our proprietary information may not prevent misappropriation of our technology, and the agreements we enter into for that purpose might not be enforceable. A third party might obtain and use our software or other proprietary information without authorization or develop similar software independently. It is difficult for us to police the unauthorized use of our technology, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other transmitted data. The laws of other countries may not provide us with adequate or effective protection of our intellectual property.

We may become subject to litigation for infringing the intellectual property rights of others.

Others may initiate claims against us for infringing on their intellectual property rights. We may be subject to costly litigation relating to such infringement claims and we may be required to pay compensatory and punitive damages or license fees if we settle or are found culpable in such litigation, we may be required to pay damages, including punitive damages. In addition, we may be precluded from offering products that rely on intellectual property that is found to have been infringed by us. We also may be required to cease offering the affected products while a determination as to infringement is considered. These developments could cause a decrease in our operating income and reduce our available cash flow, which could harm our business and cause our stock price to decline.

We may experience unexpected expenses or delays in service enhancements if we are unable to license third-party technology on commercially reasonable terms.

We rely on technology that we license from third parties. These third-party technology licenses might not continue to be available to us on commercially reasonable terms or at all. If we are unable to obtain or maintain these licenses on favorable terms, or at all, we could experience delays in completing and developing our products and services.

RISKS RELATED TO OUR COMMON STOCK

You may have difficulty trading and obtaining quotations for our Common Stock.

Our Common Stock is currently quoted on the Over the Counter Bulletin Board, or OTCBB, under the symbol “SITO.OB” and is not actively traded. As a result, a stockholder may find it difficult to dispose of, or to obtain accurate quotations of the price of, the Common Stock. This severely limits the liquidity of the Common Stock, and would likely have a material adverse effect on the market price of the Common Stock and on our ability to raise additional capital.

The trading of our common stock on the OTCBB and the potential designation of our common stock as a “penny stock” could impact the trading market for our common stock.

Our securities, as traded on the OTCBB, may be subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction before the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefore.

Single Touch Systems, Inc.

In addition, the SEC has adopted a number of rules to regulate “penny stock” that restrict transactions involving these securities. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Because our securities may constitute “penny stock” within the meaning of the rules, the rules would apply to us and to our securities.

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The price of our Common Stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

  actual or anticipated variations in our operating results;
  announcements of technological innovations by us or our competitors;
  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
  adoption of new accounting standards affecting our industry;
  additions or departures of key personnel;
  introduction of new services by us or our competitors;
  sales of our Common Stock or other securities in the open market; and
  other events or factors, many of which are beyond our control.

The stock market has experienced significant price and volume fluctuations, and the market prices of stock in technology companies have been highly volatile. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.

Single Touch Systems, Inc.

Securities analysts may not initiate coverage or continue to cover our Common Stock and this may have a negative impact on its market price.

The trading market for our Common Stock will depend on the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our Common Stock. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our Common Stock and our Preferred Stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 205,000,000 shares of capital stock consisting of 200,000,000 shares of Common Stock and 5,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of September 30, 2008, there were 59,505,504 shares of Common Stock outstanding and 54,962,958 shares of Common Stock issuable upon exercise on conversion of outstanding warrants and convertible notes. We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our Common Stock may create downward pressure on the trading price of our Common Stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our Common Stock are currently quoted on the OTCBB.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

Upon the effectiveness of any registration statement that we may file with respect to the resale of shares held by certain stockholders, a significant number of our shares of common stock may become eligible for sale. Sales of a significant number of shares of our common stock in the open market could harm the market price of our common stock. A reduced market price for our shares could make it more difficult to raise funds through future offering of common stock.

Moreover, as additional shares of our common stock become available for resale in the open market (including shares issued upon the exercise of our outstanding warrants), the supply of our publicly traded shares will increase, which could decrease its price.

Some of our shares may also be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares. In general, a person who has held restricted shares for a minimum period of six months may, upon filing with the SEC a notification on Form 144, sell into the market shares up to an amount equal to 1% of the outstanding shares.

Our Common Stock is controlled by insiders.

Officers, directors and three other stockholders of the Company beneficially own approximately 99% of our outstanding Common Stock, on a fully diluted basis as of September 30, 2008; Based on 59,505,540 shares of Common Stock issued and outstanding on September 30, 2008, these insiders beneficially own 76% of the Common Stock issued and outstanding on September 30, 2008. Such concentrated control of the Company may adversely affect the price of our Common Stock. Our principal security holders may be able to control matters requiring approval by our security holders, including the election of directors. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our Common Stock in the event we merge with a third party or enter into different transactions which require stockholder approval. Accordingly, these controlling stockholders may have the power to control the election of all of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire our Common Stock, you may have no effective voice in the management of the Company.

Single Touch Systems, Inc.

Even though we are not a California corporation, our common stock could still be subject to a number of key provisions of the California General Corporation Law.

Under Section 2115 of the California General Corporation Law (the “CGCL”), corporations not organized under California law may still be subject to a number of key provisions of the CGCL. This determination is based on whether the corporation has significant business contacts with California and if more than 50% of its voting securities are held of record by persons having addresses in California. In the immediate future, we will continue the business and operations of Single Touch and a majority of the business operations, revenue and payroll will be conducted in, derived from, and paid to residents of California. Therefore, depending on the Company’s ownership, we could be subject to certain provisions of the CGCL. Among the more important provisions are those relating to the election and removal of directors, cumulative voting, standards of liability and indemnification of directors, distributions, dividends and repurchases of shares, stockholder meetings, approval of certain corporate transactions, dissenters' and appraisal rights, and inspection of corporate records.

Item 2. Properties

Our executive offices are located at 2235 Encinitas Blvd., Suite 210, Encinitas, CA 92024. These offices were leased beginning August 1, 2007 for a term of 36 months at a rate of $8,700 per month. The facilities comprise approximately 5000 square feet consisting entirely of administrative and software development office space. We believe that our existing facilities are sufficient for our operational needs.

Item 3. Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

Single Touch Systems, Inc.

Part III

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, which has never been actively traded, has been quoted on the Over the Counter Bulletin Board (OTCBB) since June 20, 2002. From June 20, 2002 until May 14, 2008 our stock was quoted under the symbol “HSNI”. From May 15, 2008 to the present it has been quoted under the symbol “SITO”. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. When applicable, such prices give retroactive effect to a 2.3:1 reverse stock split effected on May 15, 2008 and to a 3:1 forward stock split effected on June 26, 2008.

Quarter Ended	High Bid	Low Bid

December 31, 2005	0.091	0.091

March 31, 2006	0.091	0.091

June 30, 2006	0.091	0.091

September 30, 2006	0.091	0.091

December 31, 2006	0.091	0.091

March 31, 2007	0.091	0.091

June 30, 2007	0.091	0.091

September 30, 2007	0.091	0.091

December 31, 2007	0.091	0.091

March 31, 2008	0.587	0.065

June 30, 2008	0.652	0.25

September 29, 2008	3.00	2.90

Holders

As of the September 30, 2008, there were approximately 399 record holders of our common stock.

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

Recent Sales of Unregistered Securities

During the three month period ending September 30, 2008.

No unregistered sales of securities were made that have not been previously reported.

Single Touch Systems, Inc.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis should be read in conjunction with Single Touch's financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report on Form 10-K. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Our historical operations prior to July 24, 2008 reflect only the operations of Single Touch Systems Inc. Prior to July 24, 2008, we existed as a "shell company" with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On July 24, 2008, we consummated an exchange transaction in which we acquired all of the shares of Single Touch Interactive, Inc. in exchange for our issuance of an aggregate of 42,967,554 shares of our common stock. Single Touch Interactive, Inc. was incorporated in the state of Nevada on April 2, 2002. Immediately following the acquisition, Single Touch Interactive, Inc. became our wholly-owned subsidiary and comprised the business of the Company. The exchange transaction was accounted for as a reverse merger (recapitalization) with Single Touch Interactive, Inc. deemed to be the accounting acquirer, and Single Touch Systems, Inc. the legal acquirer.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified the following accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

Revenue Recognition.

Under the terms of various service and licensing agreements, the Company receives a fee, net of revenue sharing and other costs, each time its application is utilized by the end user. Revenue is recognized in the month the application is utilized. The Company records its revenue pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”.

Advanced service and licensing fees received with minimum guarantees where it cannot determine the fee earned are recognized in income on the straight line basis over the term of the license in accordance with FASB SFAS #50.

Non-monetary Consideration Issued for Services

We value all services rendered in exchange for our common stock at the quoted price of the shares issued at date of issuance or at the fair value of the services rendered, whichever is more readily determinable. All other services provided in exchange for other non-monetary consideration is valued at either the fair value of the services received or the fair value of the consideration relinquished, whichever is more readily determinable.

Single Touch Systems, Inc.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ” and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of nonforfeitable common stock issued for future consulting services as prepaid services in our consolidated balance sheet.

Conventional Convertible Debt

When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (BCF”). We record a BCF as a debt discount pursuant to EITF Issue No. 98-5 (EITF 98-05”), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instrument(s) .” In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. We amortize the discount to interest expense over the life of the debt using the effective interest method.

Software Development Costs

We account for our software development costs in accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, we expense software development costs as incurred until we determine that the software is technologically feasible. Once we determine that the software is technologically feasible, We amortize the costs capitalized over its expected useful life of the software, which is generally two years.

Plan of Operation

Single Touch Systems is a provider of customized easy-to-use wireless solutions. Our patent pending technology simplifies adoption by reaching new data subscribers and generating new revenue streams for carriers and content owners. Single Touch's Abbreviated Dial Code (“ADC”) programs make mobile easy for brands, consumers and carriers. The simplicity of dialing a ‘#’ plus 3 to 6 digit branded telephone number has resulted in high response and download conversion rates. A large percentage of ADC consumers are first time data users, demonstrating how simple it is to deliver mobile data and campaigns through these ADC programs while also opening up a new market outside of Short Message Service (“SMS”).

Our ADC programs are a developing revenue source. We continue to add new ADC clients and believe the ADC campaigns will continue to evolve beyond ringtone and other media content downloads. Recently developed programs involve non-mobile services campaigns providing value added services to traditional retail customers; like notifying pharmacy customers that a prescription is ready for pick up. We are also developing mobile couponing and other services to address a broader market application of mobile data services.

Our focus of operations for the next 12-month period will be to develop our business segments focusing on growing operations in each product category including ringtones, mobile applications and mobile couponing to generate revenues. We intend to use profits from operations to maintain and grow each product category. We will continue our efforts to raise additional capital to maintain existing and generate expanded operations.

Single Touch Systems, Inc.

Results of Operations

Comparison of the Years Ended September 30, 2008 and September 30, 2007

During the fiscal year ending September 30, 2008, we had revenues of $1,713,014 and experienced a net operating loss of $11,123,003 of which $5,172,504 consisted of non-cash compensation.

During the fiscal year ending September 30, 2007, we had revenues of $2,390,330 and experienced a net operating loss of $15,550,049, of which $11,009,400 consisted of non-cash compensation.

Although revenue decreased, the difference in net operating loss for the fiscal years ending September 30, 2008 and 2007 remained consistent with a decrease in stock based compensation for the comparative periods.

Expenses

For the twelve months ended September 30, 2008, our major expenses consisted of advisory and consulting expenses of $3,078,599, salaries and wages of $2,290,674, officer’s compensation of $2,238,258, travel expense of $1,377,494, Of the $3,078,599 in advisory and consulting expenses, $360,500 was incurred through the issuance of 257,500 shares of the Company’s common stock to various consultants that were valued at $0.70 per share and $1,741,800 was the compensation recognized on the granting of warrants to two consultants to purchase 2,000,000 shares of the Company’s common stock at a price of $0.01 per share. Of the $2,290,674 in salaries and wages, $1,039,500 was incurred through the issuance of 742,500 shares of the Company’s common stock. Of the $2,238,258 in officer’s compensation, $1,575,000 was incurred through the issuance of 1,875,000 shares of the Company’s common stock. In addition, the Company also issued an additional 1,125,000 shares of common stock in cancellation of prior year’s accrued compensation of $1,575,000.

For the twelve months ended September 30, 2007, our major expenses consisted of advisory and consulting expenses of $4,249,400, officer’s compensation of $8,150,000, and travel expense of $840,625. Of the $4,249,400 in advisory and consulting expenses, $1,750,000 was incurred through the issuance of 1,250,000 shares of the Company’s common stock to various consultants that were valued at $1.40 per share and $1,384,000 was the compensation recognized on the granting of warrants to two consultants to purchase 1,000,000 shares of the Company’s common stock at a price of $0.02 per share. Of the $8,150,000 in officer’s compensation, $6,300,000 was incurred through the issuance of 4,500,000 shares of the Company’s common stock and $1,575,000 was accrued.

Revenues

Revenues for the year ending September 30, 2008 decreased by more than 28% of 2007 revenues. Software development costs for 2008 amounted to $472,619 compared to 2007’s cost totaling $610,704; a 23% reduction. The revenue decrease in the year ended September 30, 2008 from the comparative period in 2007 was partially a result of reduced revenue from sales of downloaded applications as a portion market moves away from Brew based applications due to improve hardware capability allowing the use of other platforms. Some ADC programs have also had reduced sales as a result of reduced advertising promoting those programs.

Additionally, our agreement with Motricity, Inc. expired December 17, 2008 and service was terminated in September 2008. Motricity revenues represented approximately 56% of our revenues for the year ended September 30, 2008.

We have established new relations for our ADC program by contracting directly with BET and an agreement with Play Phone to promote this program. These revenues are currently nominal but are expected to increase once advertising develops which is the responsibility of Play Phone.

We have established new relations for our ADC program by contracting directly with MTV and an agreement with Thumb Play to promote this program, These revenues are currently nominal but are expected to increase once advertising develops which is the responsibility of Thumb Play.

Net Loss

We incurred a net loss of $11,123,003 for the year ended September 30, 2008, compared to a net loss of $15,550,049 for the year ended September 30, 2007. At September 30, 2008, we had total assets of $1,582,482 and total liabilities of $2,067,214; comparably, at September 30, 2007, we had total assets of $1,424,235 and total liabilities of $10,400,858.

Single Touch Systems, Inc.

Liquidity and Capital Resources

During the fiscal year ended September 30, 2008 we received $4,862,896 in net cash provided by financing activities including net borrowings from our Founder/CEO, Anthony Macaluso in the amount of $1,263,396, borrowings from a Director and an company affiliated with the Director totaling $299,500 and $3,300,000 through the issuance of convertible debt through our private offering. Net cash used in operating activities totaled $4,060,899. Cash used in investing activities was $688,557. The resultant overall net increase in cash for the period was $123,440; where the beginning balance for the period was $61,621, the cash balance at the end of the period was $175,061.

During the fiscal year ended September 30, 2007 we received $2,852,560 in net cash provided by financing activities primarily from proceeds from sale of common stock. Net cash used in operating activities totaled $2,368,914. Cash used in investing activities was $700,828. The resultant overall net decrease in cash for the period was $217,182 where the beginning balance for the period was $278,803, the resultant cash balance at the end of the period was $61,621.

The majority of our operations have been funded to date through loans from our Founder/CEO Anthony Macaluso, loans from third parties, and proceeds from the issuance of our shares of common stock. We have not generated sufficient revenue to pay for our operations. We expect to experience cash flow difficulties for an indefinite period. Although no assurances can be given, we believe that our cash flow deficit will improve as revenues and sales increase. In addition, although no assurances can be given, we believe that we may be able to secure additional equity and/or debt financing.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial additional revenues and/or improve profit margins on those overall revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We may continue to incur operating losses over the next twelve months. Our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Single Touch Systems, Inc.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based upon current operating levels, we may require additional capital or significant reconfiguration of our operations to sustain our operations for the foreseeable future. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives. We are partially dependent upon our officers and other insiders to provide working capital. However, there can be no assurance that these loans and capital advances will continue in the future. We intend to generate sufficient revenues from our line of wireless products and services to fund our business plan. There can be no assurance that we will be successful in raising additional funds.

Single Touch Systems, Inc.

Item 8. Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm – Weaver and Martin LLC	29
Report of Independent Registered Public Accounting Firm – Jonathon P. Reuben CPA	30
Financial Statements
Consolidated Balance Sheets as of September 30, 2008 and September 30, 2007	31
Consolidated Statements of Operations for the years ended September 30, 2008 and 2007	32
Consolidated Statements of Cash Flows	33 - 34
Statement of Stockholders’ Equity from October 1, 2006 through September 30, 2008	35
Notes to Financial Statements	36 - 52

Single Touch Systems, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Single Touch Systems, Inc. Encinitas, California

We have audited the accompanying consolidated balance sheet of Single touch Systems, Inc. (“the Company”) as of September 30, 2008 and the related consolidated statements of operations, changes in shareholders’(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Single Touch Systems, Inc. as of September 30, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin LLC /S/ Weaver & Martin LLC Kansas City, Missouri December 29, 2008

Single Touch Systems, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors Single Touch Systems Inc. Encinitas, California

We have audited the accompanying consolidated balance sheet of Single Touch Systems, Inc. (“the “Company”) as of September 30, 2007, and the related consolidated statements of operations, stockholders' (deficit), and cash flows, for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Single Touch Systems, Inc. as of September 30, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has yet to be successful in establishing profitable operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jonathon P. Reuben, C.P.A. An Accountancy Corporation Torrance, California December 19, 2008

Single Touch Systems Inc. Consolidated Balance Sheets
	September 30,	September 30,
	2008	2007

Assets
Current assets
Cash and cash equivalents	$175,061	$61,621
Accounts receivable – trade	284,985	160,024
Accounts receivable – related party	66,457	78,784
Prepaid expenses	65,468	273,646

Total current assets	591,971	273,646

Property and equipment – net of accumulated depreciation
of $250,770 and $184,228, respectively	315,163	229,926
Other assets
Capitalized software development costs – net of accumulated
amortization of $493,084 and $610,704, respectively	609,078	565,384
Deferred loan costs	-	39,568
Deferred offering costs	50,988	-
Deposits and other assets	15,282	15,282

Total other assets	675,348	620,234
Total assets	$1,582,482	$1,424,235
Liabilities and Stockholders’ (Deficit)
Current liabilities
Accounts payable and accrued expenses	$1,257,448	$429,554
Accrued compensation – related party	13,020	2,331,250
Current portion of notes payable	365,530	2,891,233
Convertible debentures, related parties,
including accrued interest, net of discount of
$2,203,748 and $-0-, respectively (see note 8)	181,887	-
Convertible debentures and accrued interest, net of discount	-	2,299,069
Deferred income	249,329	1,281,256

Total current liabilities	2,067,214	9,232,293
Long-term liabilities
Notes payable – related parties	$-	$1,168,496

Total liabilities	2,067,214	10,400,858
Stockholders’ (Deficit)
Preferred stock, $.0001 par value,
5,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized,
59,505,540 issued and outstanding at September 30, 2008, and	59,505
35,986,430 issued and outstanding at September 30, 2007		35,987
Additional paid-in capital	87,099,272	67,507,896
Accumulated deficit	(87,643,509)	(76,520,506)
Total stockholders’ (deficit)	(484,732)	(8,976,623)

Total liabilities and stockholders’ (deficit)	$1,582,482	$1,424,235

31 The accompanying notes are an integral part of these financial statements.

Single Touch Systems Inc. Consolidated Statements of Operations
	For the Year Ended
	September 30,
	2008	2007

Revenue
Wireless applications	$ 1,713,014	$ 2,390,330
Other revenue	-	100,000

Total revenue	1,713,014	2,490,330
Operating Expenses
Royalties and application costs	802,262	905,726
Software development costs	472,619	610,704
Research and development	131,327	177,099
Advisory and consulting services	3,078,599	4,249,400
Salaries and wages	2,290,674	366,430
Officers compensation	2,238,258	8,150,000
Travel expense	1,377,494	840,625
Depreciation and amortization	539,160	709,064
General and administrative	352,411	233,349

Total operating expenses	11,382,804	16,242,397
Loss from operations	(9,669,790)	(13,752,067)

Other Income (Expenses)
Interest expense	(1,450,913)	(1,845,851)
Interest income	-	48,669

Net loss before income taxes	(11,120,703)	(15,549,249)
Income taxes	(2,300)	(800)

Net loss	$(11,123,003)	$(15,550,049)

Basic and diluted loss per share	$ (0.24)	$ (0.46)

Weighted average shares outstanding	47,127,858	33,989,855

32 The accompanying notes are an integral part of these financial statements.

Single Touch Systems Inc. Statements of Cash Flows
		For the Year Ended
		September 30,
	2008	2007

Cash Flows from Operating Activities
Net loss	$(11,123,003)	$(15,550,049)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation expense	66,542	65,910
Amortization expense – software development costs	493,084	610,704
Amortization expense – discount of convertible debt	1,124,943	1,166,081
Amortization expense – financing fees	39,568	32,321
Non-cash compensation	5,172,504	11,009,400
(Increase) decrease in assets
(Increase) decrease in accounts receivable	(112,635)	602,608
(Increase) decrease in prepaid expenses	208,180	232,342
(Increase) decrease in liabilities
(Increase) decrease in accounts payable	639,699	(94,199)
(Increase) decrease in accrued compensation due related party	199,167	275,000
(Increase) decrease in accrued expenses	137,209	(228,311)
(Increase) decrease in accrued interest	125,770	540,778
Increase (decrease) in deferred income	(1,031,927)	(1,031,499)
Net cash used in operating activities	(4,060,899)	(2,368,914)
Cash Flows from Investing Activities
Purchase of property and equipment	(151,779)	(84,003)
Capitalized software development costs	(536,778)	(616,825)

Net cash used in investing activities	(688,557)	(700,828)

Cash Flows from Financing Activities
Proceeds from sale of stock to related party	-	2,500,000
Proceeds received from related parties	2,444,500	1,910,000
Repayments on related party advances	(881,604)	(1,160,000)
Proceeds from issuance of debt to others	3,300,000	1,030,000
Repayments on other notes payable	-	(1,427,440)

Net cash provided by financing activities	4,862,896	2,852,560
Net increase (decrease) in cash	123,440	(217,182)
Beginning balance – cash	61,621	278,803

Ending balance – cash	$175,601	$61,621

Supplemental Information:
Interest expense paid	$131,148	$30,356

Income taxes paid	$2,300	$800

33 The accompanying notes are an integral part of these financial statements.

Single Touch Systems Inc. Statements of Cash Flows - continuation

Non-cash investing and financing activities:

During 2007, the Company issued 1,250,000 shares of its common stock for consulting services valued at $1,750,000.

During 2007, the Company recorded a debt discount related to a beneficial conversion feature on the convertible debt issued in the amount of $763,820.

During 2007, the Company recognized compensation expense of $1,384,400 on the grant of warrants to purchase 1,000,000 shares of the Company common stock.

During 2007, the Company issued 4,500,000 shares of its common stock to its President for services valued at $6,300,000 which were charged to operations.

During 2007, the Company’s President returned 1,500,000 shares of his common stock in exchange for increasing the indebtedness due him by the Company by $625,000.

During 2008, the Company issued 1,500,000 shares of its common stock to its President in exchange for the cancellation of $2,100,000 of accrued compensation.

During 2008, the Company issued 2,500,000 shares of its common stock to its President in exchange for the cancellation of $375,000 of indebtedness due him.

During 2008, the Company issued 6,700,000 shares of the Company’s common stock in exchange for the cancellation of $2,920,000 of convertible debt and accrued interest.

During 2008, the Company issued 2,361,219 shares of the Company’s common stock in exchange for the cancellation of $3,395,584 of convertible debt and accrued interest.

During 2008, the Company issued 1,000,000 shares to employees and consultants for services valued at $1,400,000.

During 2008, the Company issued 1,500,000 shares of its common stock to its President in exchange for the cancellation of $1,050,000 of accrued compensation.

During 2008, the Company issued 2,211,460 shares of its common stock to the above indicated convertible note holders as additional consideration. The Company valued these shares at par ($2,211).

During 2008, the Company issued warrants to purchase 2,322,000 shares of its common stock at a price of $0.88 per share. The warrants were valued at $190,404, which was charged to operations. During 2008, the Company issued warrants to a Director and a consultant to purchase 2,000,000 shares each of its common stock at a price of $0.01 per share. These warrants were valued at $1,741,800, which was charged to operations.

During 2008, the Company granted options to its employees and officer to purchase up to 8,675,000 shares of its common stock at an exercise price of $1.37 per share. The options vest over a period of three years. As of September 30, 2008, 6,000,000 were fully vested and valued at $376,800, which was charged to operations.

34 The accompanying notes are an integral part of these financial statements.

Single Touch Systems Inc. Statement of Stockholders’ (Deficit) From October 1, 2006 through September 30, 2008
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – October 1, 2006	14,944,875	$14,945	$ 55,455,718	$ (60,970,457)	$ (5,499,794)
Adjustment to give effect to
recapitalization on July 23, 2008	10,791,555	10,792	(10,792)
Shares issued to officer for services	4,500,000	4,500	6,295,500	-	6,300,000
Shares issued to officer for cash	6,000,000	6,000	2,494,000	-	2,500,000
Shareholders’ shares cancelled for debt	(1,500,000)	(1,500)	(623,500)	-	(625,000)
Shares issued for services	1,250,000	1,250	1,748,750	-	1,750,000
Value of conversion feature on convertible notes payable	-	-	763,820	-	763,820
Compensation recognized on warrant grants	-	-	1,384,400	-	1,384,400
Net loss for the year ended September 30, 2007	-	-	-	(15,550,049)	(15,550,049)

Balance – September 30, 2007	35,986,430	35,987	67,507,896	(76,520,506)	(8,976,623)
Shares issued in cancellation of
convertible debt and accrued interest	6,700,000	6,700	2,913,300	-	2,920,000
Shares issued in cancellation of accrued interest	82,846	83	165,609	-	165,692
Shares issued in cancellation of indebtedness due officer	2,500,000	2,500	372,500	-	375,000
Shares issued in cancellation of
convertible debt and accrued interest	2,278,373	2,278	3,227,614	-	3,229,892
Shares issued for services	1,000,000	1,000	1,399,000	-	1,400,000
Shares issued in cancellation of
accrued compensation due officer	1,500,000	1,500	2,098,500	-	2,100,000
Additional shares issued to convertible debt holders	2,211,460	2,211	(2,211)	-	-
Return of common shares by former President for cancellation	(3,913,044)	(3,913)	3,913	-	-
Shares issued in cancellation of
accrued compensation due officer	1,500,000	1,500	1,048,500	-	1,050,000
Shares issued in cancellation of convertible debt	2,640,000	2,640	3,297,360	-	3,300,000
Shares issued in cancellation of
convertible debt and accrued interest	7,019,475	7,019	554,539	-	561,558
Compensation recognized on warrant grants	-	-	2,309,004	-	2,309,004
Gain on modification of debt due related parties	-	-	2,954,515	-	2,954,515
Amortization of beneficial conversion feature
on related parties debt	-	-	(750,767)	-	(750,767)
Net loss for the year ended September 30, 2008	-	-	-	(11,123,003)	(11,123,003)

Balance – September 30, 2008	59,505,540	$59,505	$ 87,099,272	$ (87,643,509)	$ (484,732)

35 The accompanying notes are an integral part of these financial statements.

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2007 and 2008

Note 1. Organization, History and Business

Single Touch Systems Inc. (“the Company’) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc. On May 12, 2008, the Company changed its name to Single Touch Systems Inc.

On July 24, 2008, the Company acquired all of the outstanding shares of Single Touch Interactive, Inc. (“Interactive”), a company incorporated in the state of Nevada on April 2, 2002, in exchange for issuing 42,967,554 shares of its common stock. For financial reporting purposes, the acquisition was treated as a reverse acquisition whereby Interactive operations continue to be reported as if it had actually been the acquirer. Assets and liabilities continue to be reported at Interactive’s historical cost because before the reverse acquisition, the Company had nominal assets, liabilities and operations.

The Company develops software applications utilized by end users in downloading images, ringtones, games, and other content into their cell phones and other wireless communication devices.

On May 27, 2008, Interactive declared a 1-for-2 reverse split of its common stock. All references in the accompanying financial statements to the number of shares outstanding and per-share amounts have been restated to reflect this stock split.

Basis of Presentation

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has accumulated operating losses since its inception (May 31, 2000). In addition, the Company has used ongoing working capital in its operations. At September 30, 2008, current liabilities exceed current assets by $1,475,243, and its accumulated deficit amounted to $87,643,509.

In view of current matters, the continuation of the Company’s operations is dependent on revenue from its licensing of its technologies and related services advancements made by its officers, and the raising capital through the sale of its equity instruments or issuance of debt. Management believes that these sources of funds will allow the Company to continue as a going concern through 2008. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations. In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

Certain reclassifications have been made to conform the 2007 amounts to 2008 classifications for comparative purposes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Single Touch Systems, Inc. and its wholly owned subsidiaries, Single Touch Interactive, Inc, and HSN, Inc. an inactive company formed in New Jersey on August 21, 2001. Intercompany transactions and balances have been eliminated in consolidation.

Single Touch Systems Inc.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.

Revenue is derived from licensing of the Company’s wireless applications to various telecommunication companies. Under the terms of the various licensing agreements, the Company receives a fee, net of revenue sharing and other costs, each time its application is utilized by the end user. Revenue is recognized in the month the application is utilized. The Company records its revenue pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”.

Advanced licensing fees received with minimum guarantees where it cannot determine the fee earned are recognized in income on the straight line basis over the term of the license in accordance with FASB SFAS #50.

In addition, the Company also generates income through the development of software for third parties on a contractual basis. Revenue is recognized upon delivery of the software.

Accounts Receivable

Accounts receivable is reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

Depreciation is computed on the straight-line and accelerated methods for financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Software development	2 -3 years
Equipment	5 years
Computer hardware	5 years
Office furniture	7 years

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. At December 31, 2007 and 2006, the Company did not believe there was any impairment of its long-lived assets.

Single Touch Systems Inc.

Prepaid Royalties

The Company’s agreements with licensors and developers generally provide it with exclusive publishing rights and require it to make advance royalty payments that are recouped against royalties due to the licensor or developer based on product sales. Prepaid royalties are amortized on a software application-by-application basis based on the greater of the proportion of current year sales to total current and estimated future sales or the contractual royalty rate based on actual net product sales. The Company continually evaluates the recoverability of prepaid royalties and charges to operations the amount that management determines is probable that will not be recouped at the contractual royalty rate in the period in which such determination is made or at the time the Company determines that it will cancel a development project. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year.

Capitalized Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application. Capitalized software development costs represent the costs associated with the internal development of the Company’s software applications. Amortization of such costs is recorded on a software application-by-application basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the applications or the straight-line method over the remaining estimated useful life of the software application. The Company continually evaluates the recoverability of capitalized software costs and will charge to operations amounts that are deemed unrecoverable for projects it will abandon.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to consulting services.

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure - An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During 2007, the Company recognized $6,300,000 in stock based compensation from the issuance of 4,500,000 shares of its common stock to its president and recognized $1,750,000 in stock based compensation from the issuance of 1,250,000 shares of its common stock to a consultant. Also in 2007, the Company recognized compensation expense of $1,384,400 from the granting of stock warrants for the purchase of 1,000,000 shares of the Company’s common stock (See Note 12) and $1,050,000 in accrued compensation for services rendered by its President. During 2008, the Company issued 1,500,000 shares of its common stock to its President in exchange for cancelling the $1,050,000 of accrued compensation. Also in 2008, the Company issued 1,500,000 shares of its common stock to its President for $525,000 in accrued compensation for services rendered during 2008 and $1,575,000 for services rendered during 2007, $1,400,000 in stock based compensation from the issuance of 1,000,000 shares of its common stock to employees and consultants and recognized $376,800 in stock based compensation in the granting of options to purchase 8,675,000 shares of the Company’s common stock.

Single Touch Systems Inc.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2008 were 25,051,000 warrants, and $2,3,19,512 of debt convertible into 28,993,900 shares of the Company’s common stock that have been excluded from the computation of diluted net loss per share. Potential common shares as of September 30, 2007 were 6,774,000 warrants, and $3,096,000 of debt convertible into 2,211,428 shares of the Company’s common stock that have been excluded from the computation of diluted net loss per share. These potential common shares are excluded because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 63,114,094 and 41,987,439 as for 2008 and 2007, respectively

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Concentration of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution exceeded the $100,000 federally insured limit during 2008 and 2007.

During the year ended September 30, 2008, significantly all of the Company’s revenue was generated from contracts with ten customers. During the year ended September 30, 2007, significantly all of the Company’s revenue was generated from contracts with seven customers. Fees from one customer in both years were collected and paid to the Company by a related party. See Note 10.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5 (“EITF 98-05”), “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.” In those circumstances, the convertible debt will be recorded net of the discount related to the BCF and the Company will amortize the discount to interest expense over the life of the debt using the effective interest method.

Single Touch Systems Inc.

Income Taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months. As of September 30, 2008 and 2007,we have incurred $2,300 and $800, respectively in state franchise tax expense.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of September 30, 2008 and 2007. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Advertising

The Company expenses all advertising as incurred. Advertising expense for the years ended September 30, 2008 and 2007 were $39,792 and $17,021, respectively.

Recent Accounting Pronouncements

SFAS No. 157 - In September 2006, the FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company has evaluated the impact of the adoption of SFAS 157, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Single Touch Systems Inc.

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company has evaluated the impact of the adoption of SFAS 158, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SAB No. 108 – In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

SFAS No. 159 - In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115,

Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company has evaluated the impact of the implementation of SFAS No. 159 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 31, 2008. If and when the Company acquires one or more entities in the future, it will apply SFAS 141(R) for the purposes of accounting for such acquisitions.

Single Touch Systems Inc.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company presently has no such noncontrolling interests. If and at such time as such an interest exists, it will apply SFAS 160. In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, ‘Accounting for Derivative Instruments and Hedging.” SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt SFAS 161 in the first quarter of 2009 and currently expects such adoption to have no impact on its results of operations, financial position, or cash flows.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for the Company in the first quarter of 2009. The Company presently has no such intangible assets. If and at such time as such assets are acquired, the Company will apply FSP 142-3.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 1692 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS 162 to have a material impact on its results of operations, financial position, or cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 address whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 is effective for the Company in the first quarter of 2009. The Company is currently assessing the impact of FSP EITF 03-6-1, but does not expect that such adoption will have a material effect on its results of operations, financial position, or cash flows.

Note 3. Accounts Receivable

Fees earned but not paid as of September 30, 2008 and 2007, net of any revenue sharing, amounted to $351,442 and $238,808, respectively. Of the amounts due, $66,457 and $78,784 are due at September 30, 2008 and 2007, respectively, from a related party (see Note 10 - Related Party Transactions).

Single Touch Systems Inc.

Note 4. Property and Equipment

The following is a summary of property and equipment:

	September 30,
	2008	2007

Computer hardware	$ 482,008	$ 330,229
Equipment	46,731	46,731
Office furniture	37,194	37,194

	565,933	414,154
Less: accumulated depreciation	(250,770)	(184,228)
	$ 315,163	$ 229,926

Depreciation expense for the years ended September 30, 2008 and 2007 were $66,542 and $65,910, respectively.

Note 5. Capitalized Software Development Costs

The following is a summary of capitalized software development costs at September 30, 2008 and 2007:

	2008	2007

Beginning Balance	$565,384	$559,263
Additions	536,778	616,825
Amortization	(493,084)	(610,704)
Charge-offs	-

	$609,078	$565,384

Amortization expense for the remaining estimated lives of these costs are as follows:

September 30,
2008	$ 457,277
2009	151,801

$ 609,078

Note 6. Income Taxes

As of September 30, 2008, for income tax purposes, the Company has unused operating loss carryforwards of approximately $22,000,000, which may provide future federal tax benefits of approximately $7,500,000 which expire in various years through 2028 and future state benefits of approximately $1,900,000 which expire in various years through 2018.

An allowance of $9,400,000 has been provided to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize. Timing differences between expenses deducted for income tax and deducted for financial reporting purposes are insignificant and have no material impact to the differences in the reporting of income taxes.

Income tax expense for the years ended September 30, 2008 and 2007 are as follows:

	2008	2007
Current
Federal	$-	$-
State	2,300	800

Total income tax expense	$ 2,300	$ 800

Single Touch Systems Inc.

Note 7. Convertible Debt

During 2007 and 2006, the Company received a total of $3,096,000 in exchange for issuing promissory notes that are assessed interest at a rate of 6.5% per annum and mature on June 30, 2008.

While outstanding, the notes are convertible into shares of the Company’s common stock at a rate of $1.40 per share. The conversion terms of the promissory notes contain certain anti-dilution provisions. The Company has agreed to register the underlying convertible shares in connection with the filing of any public offering, subject to certain terms and conditions. Commencing on June 30, 2007, the Company has the right to convert all or some of the convertible debt into shares of its common stock at a price of $1.40 per share.

For each $100,000 of convertible debt received, the Company granted warrants to purchase 25,000 shares of the Company’s common stock at a price of $1.76 per share. The warrants expire five years after issuance and contain anti-dilution provisions. The conversion features of the note are below market and therefore the Company recorded a beneficial conversion feature (“BCF”) of $2,295,292 pursuant to EITF Issue No. 98-5 (“EITF 98-05”), “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.” The convertible debt was recorded net of the discount that includes the BCF. The discount is amortized to interest expense over the life of the debt using the effective interest method.

During the year ended September 30, 2008, the total amount of debt and accrued interest totaling $3,395,584 was converted into 2,361,219 shares of the Company’s common stock. In addition, during the year, the Company issued an additional 2,211,460 to the debt holders pursuant to the terms of the anti-dilution provisions of the respective loan agreements. The Company valued the additional shares issued at par value.

The balance of convertible debt due at September 30, 2008 and 2007 are as follows:

			2008		2007

Principal balance due		$		-	$ 3,096,000
Accrued interest				-	216.512
Less: discount				-	(1,013,443)

	$		-		$ 2,299,069

Amortization of the discount charged to operations in 2008 and 2007 amounted to $1,013,443, and $1,166,081, respectively. During the period from March 24, 2008 through June 30, 2008, the Company engaged in a private offering and received $3,300,000 through the issuance of convertible debt. The debt is convertible into shares of the Company’s common stock at a price of $1.25 per share. The debt was mandatorily converted into 2,640,000 shares of the Company’s common stock on the date it merged with Interactive. Pursuant to terms of the offering, 2,640,000 Class A Warrants and 2,640,000 Class B Warrants were issued to the note holders on the date of conversion. Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $1.60 per share for a period of 18 months from date of grant. Each Class B Warrant entitles the holder to purchase one share of common stock at a price of $2.05 per share for a period of 18 months from date of grant.

Single Touch Systems Inc.

Note 8. Related Parties – Loan Activities

Note payable - Officer

The Company’s president has assisted in funding the operations of the Company through loan advances of which a portion has been repaid. Initially, the outstanding balance, including accrued interest which was assessed at a rate of 8% per annum, was fully due and payable on December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due him on that date including accrued interest and accrued compensation totaling $2,319,512 was evidence by a convertible promissory note bearing interest at an annual rate of 8%. Interest is payable monthly and the principal outstanding balance is payable on demand. If no demand is made, than the principal balance and any accrued interest is fully due and payable on July 15, 2010. Any portion of the outstanding principal loan balance is convertible into shares of the Company’s common stock at a price of $0.08 per share.

The Company accounted for the modification of the debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and APB Opinion 26, and recognized a gain on the modification of $2,319,512 that was charged to equity. The convertible debt was recorded net of a discount that includes a beneficial conversion feature (“BCF”) amounting to $2,319,512. The discount is being amortized to equity over the life of the debt using the effective interest method.

Interest charged to operations for the years ended September 30, 2008 and 2007 amounted to $123,156 and $3,973, respectively. During the year ended September 30, 2007, the Company inadvertently repaid its President amounts in excess of his advances and credited to operations $48,669 in interest income. In December 2006, the Company’s president returned 1,500,000 shares of common stock to treasury in exchange for increasing the Company’s indebtedness to him at that time by $625,000. The 1,500,000 shares were subsequently cancelled by the Company. In February 2008, the Company issued 2,500,000 shares of its common stock to its President in exchange for cancelling $375,000 of indebtedness due him.

A summary of the balance due the Company’s president on the convertible debt as of September 30, 208 and 2007 is as follows:

	2008	2007

Principal balance due	$ 2,207,497	$571,040
Accrued interest	104,601	-
Less: discount	(2,136,110)	-

	$175,998	$571,040

For the year ended September 30, 2008, the Company charged $183,402 to equity on the amortization of the discount.

In addition, during the year ended September 30, 2008, the Company’s president continued to advance additional funds, which are unsecured, non-interest bearing, and due on demand.

Note Payable - Activate, Inc.

Activate, Inc. (“Activate”), a corporation wholly owned by the Company’s President has advanced the Company $50,000. Under the originally terms of the loan, the advance was assessed interest at an annual rate of 8% and was fully due and payable with accrued interest in December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due Activate on that date including accrued interest totaling $73,445 was evidence by a convertible promissory note bearing interest at an annual rate of 8%. Interest is payable monthly and the principal outstanding balance is payable on demand. If no demand is made, than the principal balance and any accrued interest is fully due and payable on July 15, 2010. Any portion of the outstanding principal loan balance is convertible into shares of the Company’s common stock at a price of $0.08 per share.

Single Touch Systems Inc.

The Company accounted for the modification of the debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and APB Opinion 26, and recognized a gain on the modification of $73,445 that was charged to equity. The convertible debt was recorded net of a discount that includes BCF amounting to $73,445. The discount is being amortized to equity over the life of the debt using the effective interest method. Interest charged to operations for the years ended September 30, 2008 and 2007 amounted to $7,867 and $5,296, respectively.

A summary of the balance due the Activate as of September 30, 2008 and 2007 is as follows:

	2008	2007

Principal balance due	$ 50,000	$50,000
Accrued interest	19,994	19,102
Less: discount	(67,638)	-

	$2,356 $	69,102

For the year ended September 30, 2008, the Company charged $5,807 to equity on the amortization of the discount.

Note Payable - Activate Sports LLC

Activate Sports LLC (“Sports”) has also made a $350,000 advance to the Company. Sports is wholly owned by the Company’s President. Under the original terms of the loan, the advance was assessed interest an annual rate of 8% and was fully due and payable along with accrued interest in December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due Activate on that date including accrued interest totaling $561,558 was evidence by a convertible promissory note bearing interest at an annual rate of 8%. Interest is payable monthly and the principal outstanding balance is payable on demand. If no demand is made, than the principal balance and any accrued interest is fully due and payable on July 15, 2010. Any portion of the outstanding principal loan balance is convertible into shares of the Company’s common stock at a price of $0.08 per share.

The Company accounted for the modification of the debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and APB Opinion 26, and recognized a gain on the modification of $561,558 that was charged to equity. The convertible debt was recorded net of a discount that includes BCF amounting to $561,558. The discount is being amortized to equity over the life of the debt using the effective interest method. Interest charged to operations for the years ended September 30, 2008 and 2007 amounted to $42,917 and $40,492, respectively. On September 16, 2008, the principal balance of the loan amounting to $561,558 was converted in 7,019,475 shares of the Company’s common stock.

A summary of the balance due the Activate as of September 30, 2008 and 2007 is as follows:

	2008	2007

Principal balance due	$-	$350,000
Accrued interest	3,543	178,354
Less: discount	-	-

	$3,543	$528,354

For the year ended September 30, 2008, the Company charged $561,558 to equity on the amortization of the discount.

Note payable - Director

During the year ended September 30, 2008, a board director of the Company and an affiliate of the director advanced a total of $299,500 to the Company. The advances are unsecured, non-interest bearing for 90 days from issuance and then bearing an interest rate of 8%, and due one year from the date of issuance.

Single Touch Systems Inc.

Note 9. Notes Payable – Other

In August 2006, the Company borrowed $2,500,000 from an unrelated third party. The loan is guaranteed by the Company’s president and is secured by 6,700,000 shares of the Company’s common stock held in escrow. The loan is assessed interest at an annual rate of 14%, with principal and interest due on demand. In October 2007, the lender elected to convert the total amount due of $2,920,000 including $420,000 of accrued interest, into the 6,700,000 shares held in escrow.

Interest accruing on this debt charged to operations for the year ended September 30, 2008 and 2007 was $28,767 and $350,000, respectively. The balance of the loan at September 30, 2008 and 2007, including accrued interest was $0 and $2,891,233.

Note 10. Related Party Transactions

During 2007, the Company issued 4,500,000 shares of its common stock to Anthony Macaluso, the President of the Company, for services rendered. The shares were valued $6,300,000. Also during 2007, Mr. Macaluso purchased 6,000,000 shares of the Company’s common stock for $2,500,000, and returned 1,500,000 shares of the Company’s common stock owned by him back to treasury in exchange for increasing the loan amount due him by the Company at that time by $625,000. During 2007, the Company accrued compensation to its President in the amount of $1,050,000. The compensation was valued based upon the estimated fair value of the 750,000 shares of the Company’s common stock that are to be issued in consideration for these services. The shares were issued in 2008 (See Note 14).

During 2008, the Company accrued compensation to its President of $1,050,000. The compensation was valued based upon the estimated fair value of the 750,000 shares of the Company’s common stock that were issued in consideration for these services. (See Note 14). Also during 2008, the Company issued 2,500,000 shares of its common stock in consideration for the cancellation of $375,000 of indebtedness due him.

On July 15, 2008, the Company entered into a new employment agreement with its President. The term of the new agreement is through December 31, 2008. Under the new agreement, the President will receive an annual salary of $275,000 and will receive 1,500,000 shares of common stock for accrued compensation. The 1,500,000 shares were issued on July 24, 2008.

As discussed in Note 12, the Company issued stock warrants to various consultants in 2005 for the purchase of 5,000,000 shares of the Company’s common stock at a price of $.50 per share. In 2007, the Company’s President acquired these stock warrants.

The Company entered into an agreement with Activate, Inc., a corporation wholly owned by the Company’s President. Activate holds a license on certain applications on which the Company licensed to a third party Activate has sublicensed the applications to the Company and in consideration, receives 3% of all net revenue generated under the license. Activate collects the revenue generated under this license and pays 97% of the amounts collected to the Company.

In 2008, Activate Sports, LLC exercised its right to convert the full principal balance due it by the Company of $561,558 into 7,019,475 shares of the Company’s common stock. Activate Sports, LLC Is wholly owned by the Company’s President.

Single Touch Systems Inc.

Note 11. Deferred Income

In December 2005, the Company received $2,000,000 in connection with an option agreement and related service agreement. Under the terms of the option agreement, the third party payer had until July 30, 2006 to exercise the option to acquire the Company. The option was not exercised and the $2,000,000 is treated as an advance against royalties earned by the Company on the use of an application licensed to the third party payer.

Under the service agreement, the Company provides the application for the first four months at no cost, but is entitled to reimbursement for any direct pass through third party costs paid by the Company relating to the use of the licensed technology and related service. Thereafter the Company nets $.175 per transaction on the delivery of any mobile content to the third Party payer through the utilization of the application for a period of up to three years. As the $2,000,000 advance is not refundable, the Company is amortizing it into revenue evenly over the remaining 29 months of the license agreement pursuant to SFAS #50. Therefore on a monthly basis, the Company is reporting revenue relating to this license agreement the greater of the transaction fee earned or $68,966 ($2,000,000/29 months). In addition, during the first four months of the contract, the Company received the revenue generated under the service agreement as a contingency against future costs associated with the first four months of the agreement. The amount received during the four months totaled $488,952. The Company is also amortizing it into revenue on the straight- line basis pursuant to SFAS #50.

Revenue recognized during the year ended September 30, 2008 and 2007 under this agreement amounted to $1,029,911 and $1,029,911, respectively.

Note 12. Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

In 2007, the Company issued 4,500,000 shares of its common stock to its president in consideration for services. The shares were valued at $6,300,000. The shares were subsequently canceled.

In 2007, the Company’s president purchased 6,000,000 of the Company’s common stock for $2,500,000.

In 2007, the Company’s president returned 1,500,000 shares of the Company’s common stock in consideration for increasing its indebtedness due him by $625,000. The shares were subsequently canceled.

In 2007, the Company issued 1,250,000 shares to a consultant. The shares were valued at $1,750,000.

In 2008, the Company issued the 6,700,000 shares held in escrow to the note holder in consideration for the cancellation of $2,920,000 of indebtedness which including accrued interest (See Note 9).

In 2008, the Company issued 82,846 shares of its common stock in consideration for the cancellation of $165,692 of accrued interest due on its convertible debt.

In 2008, the Company issued 2,500,000 shares of its common stock in consideration for the cancellation of $375,000 of indebtedness due its President.

In 2008, the Company issued 2,278,373 shares of its common stock in consideration of cancelling $3,229,892 of convertible debt and accrued interest. In June 2008, the Company issued these investors an additional 2,211,460 shares pursuant to the anti-dilution provision of the underlying loan documents. The 2,211,460 were valued at par pursuant to APB Opinion #29.

In 2008, the Company issued 1,000,000 shares of its common stock to various employees, consultants, and an attorney for services valued at $1,400,000.

Single Touch Systems Inc.

In 2008, the Company issued 1,500,000 shares of its common stock to its president for accrued compensation valued at $2,100,000.

In 2008, the former president of the Company returned 3,913,044 shares of the Company’s common stock to treasury for cancellation.

In 2008, the Company issued 1,500,000 shares of its common stock to its president for accrued compensation valued at $1,050,000.

In 2008, the Company issued 2,640,000 shares of its common stock in consideration for the cancellation of $3,300,000 of convertible debt.

In 2008, the Company issued 7,019,475 shares of its common stock in consideration for the cancellation of $561,558 of convertible debt due Activate Sports, LLC.

Warrants

In 2005, the Company issued stock warrants to various consultants to purchase 5,000,000 shares of the Company’s common stock at a price of $1.00 per share. The warrants expire on July 15. 2015. These warrants were valued at $27,187,000 using the Black-Sholes Option Model based upon an expected life of 10 years, risk free interest rate of 4.5%, and expected volatility of 50%. At the date of grant, the Company’s common stock had an estimated market value based upon the price established in its past private offering of $6 per share.

As part of the convertible debt issued in 2006 and 2007, as discussed above in Note 7, the Company issued stock warrants to the various note holders to purchase a total of 774,000 shares of its common stock at a current price of $1.76 per share. The warrants expire on the fifth anniversary date of the respective grant. As the exercise price of $1.76 per share was greater than the estimated market price of the Company’s common stock of $1.40 at date of grant, no compensation expense was recognized.

In 2007, the Company issued stock warrants to three consultants to purchase 1,000,000 shares of the Company’s common stock a price of $0.02 per share. The warrants expire on July 12, 2012. These warrants were valued at $1,384,400 using the Black-Sholes Option Model based upon an expected life of 5 years, risk free interest rate of 4.8%, and expected volatility of 65%. At the date of grant, the Company’s common stock had an estimated market value based upon the price established in its debt offering of $1.40 per share.

In 2008, the Company granted the convertible note holders indicated above additional warrants to purchase 2,322,000 shares of the Company’s common stock at a price of $.88 per share. The warrants expire on June 22, 2011. These warrants were valued at $190,404 using the Black-Sholes Option Model based upon an expected life of 3 years, risk free interest rate of 3.27%, and expected volatility of 50%. At the date of grant, the Company’s common stock had an estimated market value based upon the price established in its debt offering of $.88 per share In 2008, the Company issued stock warrants to two consultants to purchase 2,000,000 shares of the Company’s common stock a price of $0.01 per share. The warrants expire on June 22, 2011. These warrants were valued at $1,741,800 using the Black-Sholes Option Model based upon an expected life of 3 years, risk free interest rate of 3.27%, and expected volatility of 50%. At the date of grant, the Company’s common stock had an estimated market value based upon the price established in its debt offering of $.88 per share.

As discussed in Note 7, under a private offering , the Company issued 2,640,000 Class A Warrants and 2,640,000 Class B Warrants Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $1.60 per share for a period of 18 months from date of grant. Each Class B Warrant entitles the holder to purchase one share of common stock at a price of $2.05 per share for a period of 18 months from date of grant.

Single Touch Systems Inc.

On April 22, 2008, the Company adopted its 2008 Stock Option Plan. Under the plan, the Company reserved 8,800,000 shares of its common stock to be issued to employees, directors, consultants, and advisors, The exercise price under the plan cannot be less than the fair market value of the shares on date of grant. In 2008, the Company granted options to employees and consultants to purchase a total of 8,675,000 shares of the Company’s common stock at price per share of $1.375 per share. The options expire three years from date of vesting, which is as follows:

Number of
Vesting Date	Options

July 28, 2008	6,000,000
July 28. 2009	1,320,000
July 28. 2010	1,355,000
8,675,000

The 6,000,000 options that vest on July 28, 2008 were granted to the Company’s president. These 8,675,000 options were valued at $544,790 using the Black-Sholes Option Model based upon an expected life of 3 years, risk free interest rate of 2.90%, and expected volatility of 94%. At the date of grant, the Company’s common stock had a trading price of $.25 per share. The Company is charging the $544,200 to operations as compensation expense based upon the vesting of the respective option. Compensation expense for the year ended September 30, 2008, 2009, and 2010 is $376,800, $82,896, and $85,094, respectively.

A summary of outstanding stock warrants and options is as follows:

		Weighted
		average
	Number	exercise
	of shares	price

Outstanding – September 30, 2006	5,516,000	$1.07
Granted	1,258,000	$0.38
Exercised	-	-
Cancelled	-	-

Outstanding – September 30, 2007	6,774,000	$0.94
	18,277,00
Granted	0	$1.29
Exercised	-	-
Cancelled	-	-

	25,051,00
Outstanding – September 30, 2008	0	$1.20

Of the 25,051,000 options and warrants granted at September 30, 2008, 22,376,000 are exercisable.

Single Touch Systems Inc.

Note 13. Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California which expires on July 31. 2010. In addition to paying rent, the Company is also required to pay its prorata share of the property’s operating expenses.

A schedule of minimum lease payments under the leases is as follows:

Year Ended
September 30,
2009	107,622
2010	89,685
$197,307

Rent expense for the year ended September 30, 2008 and 2007 was $105,010 and $98,446 respectively.

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license. As of September 30, 2008 and 2007, obligations due under these various licenses totaled $309,117 and $244,256, respectively. These liabilities are included in the Company’s balance sheet under accounts payable and accrued expenses.

Note 14. Subsequent Events

On October 30, 2008,the Company entered into a Non-exclusive Special Advisory Services Agreement with Peltz Capital Management, LLC, a Delaware limited liability company (“Peltz”). The Agreement ends on September 30, 2009; but will be renewed for up to two additional one-year terms commencing on September 30 of each year unless on or prior to September 20th of such year either party delivers a notice of non-renewal to the other (in which case the Agreement shall terminate on the date set forth in the notice). The agreement is also terminable upon thirty days notice by either party. Inclusive with this Non-exclusive Special Advisory Services Agreement is the Warrant and a Registration Rights Agreement. In consideration for the services to be rendered under the terms of the agreement, the Company granted to Peltz a warrant for the purchase of Five Million Nine Hundred Fifty Two Thousand Three Hundred Sixty Two (5,952,362) shares of common stock of the Company at an exercise price of $2.10 per share expiring five years from the date of grant. The Warrant contains various penalty and non-dilution clauses which if triggered could reduce the exercise price of the warrants and/or require the company to issue additional warrants. The Warrant contains cashless exercise provisions and the Registration Rights Agreement provides some contingent registration rights as described in the agreement. The initial third of the warrants vested upon execution of the agreement and the remaining warrants vest over a two month period.

On December 5, 2008, the Company entered into a Loan and Security Agreement with a third party for a total loan of $1,000,000. Proceeds from the loan will be net of any loan fees incurred by lender. The loan bears interest at an annual rate of 10% per annum and accrued interest is payable 90 days after the loan proceeds are received. Principal and unpaid accrued interest are fully due and payable on June 9, 2009. All related party debt is subordinate to this loan. The loan has been guaranteed by the Company’s President, and is secured by the Company’s assets.

Single Touch Systems, Inc.

Item 9. Changes In and Disagreements with Accountants on Accounting/Financial Disclosure

On November 10, 2008, we reported on Form 8K the engagement of Weaver & Martin, LLC as our independent registered public accounting firm.

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9A(T) Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Anthony Macaluso with the assistance of our outside accountant. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures have been identified utilizing the guidance provided by the PCAOB preliminary staff views published October 17, 2007 and the COSO publication “internal control over financial reporting – guidance for smaller public companies” published in June of 2006.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company has established disclosure controls and procedures to ensure that information disclosed in this MD&A and the related financial statements was properly recorded, processed, summarized and reported to the Company‘s Board of Directors. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

There has been no change in the Company’s disclosure controls during 2008 that has materially affected or is likely to materially affect its control over financial reporting.

Our principal executive and principal financial officer, Mr. Anthony Macaluso, has determined that the effectiveness of our disclosure controls and procedures were effective as of the period ended September 30, 2008.

Management's Report on Internal Control over Financial Reporting

The CEO and CFO of the Company acknowledge that they are responsible for designing internal controls over financial reporting or causing them to be designed under their supervision in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Rule 240.13a-15(f) or Rule 240.15d-15(f) . This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Management and the Board of Directors work to mitigate the risk of a material misstatement in financial reporting, however, there can be no assurance that this risk can be reduced to less than a remote likelihood of a material misstatement.

Single Touch Systems, Inc.

Management has identified the critical disclosure controls and procedures associated with the Company’s internal control over financial reporting using the above guidance for the period ended September 30, 2008 and we have tested the effectiveness of these controls and procedures. We have indentified weaknesses regarding the fact that the company has only one employee to perform all of the accounting and bookkeeping for the company. To mitigate this weakness all transactions are approved by the President or Secretary and an outside accountant qualified to audit public companies administrates as to how they are to be reported in the books and records to assure proper reporting in the financial statements. We will not be able to eliminate this weakness until such time as we expand our staff to enable additional controls to be implemented.

There have been no significant changes in our internal controls over financial reporting during the period ended September 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

Having identified weaknesses implicit to the scope of our operations and implementing procedures to mitigate those weaknesses our principal executive and principal financial officer, Mr. Anthony Macaluso, has determined that the effectiveness of our internal controls over financial reporting are effective as of the period ended September 30, 2008.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.

Weaver and Martin, LLC, the Company’s independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.

Item 9B. Other Information

None.

Single Touch Systems, Inc.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are the executive officers, directors, and key employees of the Company and hold the offices set forth opposite their names.

Name	Age	Position

Anthony Macaluso	46	Chairman, President, Treasurer and Chief
		Executive and Financial Officer
Richard Siber	47	Director
Laurence Dunn	47	Director
James Cassina	52	Director
Tom Hovasse	41	Secretary, Executive Vice President
James Darcy	39	Senior Vice President

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

The directors of the Company are aware of no petitions or receivership actions having been filed or court appointed as to the business activities, officers, directors, or key personnel of the Company.

There are no familial relationships among the officers and directors, nor are there any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

No non-compete or non-disclosure agreements exist between the management of the Company and any prior or current employer.

The Company has not, nor proposes to do so in the future, make loans to any of its officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities.

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers:

Single Touch Systems, Inc.

Anthony Macaluso became our President, Chief Executive Officer, Chairman, and principal shareholder upon the closing of the acquisition of Single Touch Interactive, Inc. He founded Single Touch Interactive in 2002 and since that time has had primary responsibilities for developing our products and managing our operations.

Richard Siber became a director of ours upon the closing of the acquisition of Single Touch Interactive, Inc. He has approximately 21 years of experience in the wireless industry. Mr. Siber founded Siber Consulting LLC in July 2004 and presently serves as its Chief Executive Officer. Siber Consulting provides technical and marketing services to the wireless industry. From 1994 through June 30, 2008 Mr. Siber was a partner in the Communications & High Tech practice at Accenture, Ltd. where he helped manage Accenture's worldwide wireless communications activities. Mr. Siber was involved in all aspects of Accenture’s mobile and wireless practice. Throughout his career, Mr. Siber has provided a broad range of marketing, strategic and industry oriented consulting services to mobile operators, equipment vendors and content providers worldwide in the wireless industry. While at Accenture, Mr. Siber worked on Accenture's Service Delivery Platform (SDP). He is also presently involved in a number of government and homeland security initiatives utilizing a variety of wireless technologies. His experience has included all wireless industry licensed and unlicensed technologies including Cellular, PCS, LMR, Paging, Narrowband and Broadband Mobile Data, WiFi, Wireless PBX, Wireless Local Loop, and Satellite. Mr. Siber is a frequent industry speaker and has chaired, moderated or spoken at more than 250 wireless conferences and forums worldwide. Mr. Siber has also led a number of CEO workshops for the wireless industry in conjunction with the Cellular Telephone Industry Association. Mr. Siber has a Bachelor of Arts Degree from Boston University (1983) and a Masters of Business Administration from Boston College (1990). He also holds a certificate of special studies from Harvard Extension School. Mr. Siber sits on the Board of Digit Wireless and InCode, as well as a number of Technology Advisory Boards and is involved with several charitable organizations.

Tom Hovasse became our Secretary and Executive Vice President following the closing of the acquisition of Single Touch Interactive, Inc. Mr. Hovasse is primarily responsible for managing the Single Touch office in San Diego. Mr. Hovasse has been with Single Touch since 2002. From July 1995 to March 2000 and from July 1990 to March 1994, Mr. Hovasse worked at the Toyota Motor Corporation in Japan where he was a member of the International Marketing Department and editor of a worldwide monthly publication. Mr. Hovasse received a BS degree in Marketing at The Pennsylvania State University in 1989.

James Cassina has served as a Director since February 29, 2008 and also served as our Secretary from February 29, 2008 until July 24th, 2008. Mr. Cassina is a self employed business consultant experienced in many aspects of the business and development of public companies including growth and expansion, mergers and acquisitions, and corporate financing. As Chairman of Assure Energy Inc. (Assure) (OTCBB: ASUR), a Canadian oil and gas company, Mr. Cassina led Assure’s merger in September 2005 with Geocan Energy Inc. (TSX: GCA), a Canadian based oil and gas company. Mr. Cassina continues to serve as a Director of Geocan Energy Inc. Mr. Cassina served in various senior capacities, including President, CEO, Director from 1999 to 2002 and then Chairman until March 2007 of EnerNorth Industries Inc. (AMEX: ENY), an international oil and gas, engineering and offshore fabrication, and in India, power development company. From 1999 until 2001, Mr. Cassina served as a Director of Konaseema Gas Power Limited, an Indian corporation which developed a 450 MW power plant in the state of Andhra Pradesh. From June 8, 2005 until February 5, 2008 Mr. Cassina served as President of OSE Corp., a Canadian based oil and gas company (TSX-V: OSE) and he has been a Director of OSE Corp. since June 8, 2005. From October 12, 2000 to the present Mr. Cassina has served as the President, a Director and principal shareholder of Bonanza Blue Corp. a public business development company. Mr. Cassina holds a controlling interest in a number of private investment, holding and development companies including, Core Energy Enterprises Inc.

Single Touch Systems, Inc.

Laurence Dunn became a director of ours upon the closing of the acquisition of Single Touch Interactive, Inc. Mr. Dunn has spent the last 15 years managing traditional equity long/short hedge funds and structuring funding strategies for private companies. He founded The John Galt Fund, LP, a traditional long/short hedge fund in 1996 which he managed until 2002 at which point he moved into activist investing and became managing director of Pacific Coast Investment Partners, LP, a hedge fund specializing in Activist investing. Prior to running The John Galt Fund, Mr. Dunn served as Director of Research for Barrington Capital, a hedge fund. Mr. Dunn also spent four years as Vice President, Director of Research for Knowledge Exchange, a financial consulting firm, where his primary responsibility was to provide in-depth financial analysis of companies, industries and financial markets. Mr. Dunn was also previously employed as the Research Director for California Business Magazine. There he wrote a monthly investment column analyzing and recommending stocks for long-term investment. Mr. Dunn received a business undergraduate degree from the University of Wisconsin-Madison in 1982, an MBA from California State University in 1988 and his Chartered Financial Analyst (CFA) designation in 1991.

James Darcey became our Senior Vice President of Carrier Relations following the closing of the acquisition of Single Touch Interactive, Inc. Mr. Darcey is primarily responsible for business development. Mr. Darcy has been with Single Touch since November 2003. From August 1994 to October 2003, Mr. Darcey was responsible for data content relationships for ALLTEL Communications. Mr. Darcey graduated from the University of Arkansas at Little Rock with a bachelor's degree in finance in 1991. He also received a master's degree in business administration from the University of Arkansas at Fayetteville in 1994. Mr. Darcey has served on the Cellular Telephone Industry Association Wireless Internet Caucus and on the University of Arkansas at Little Rock 's Alumni Business Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended September 30, 2008 were filed.

Code of Ethics

On December 1, 2004 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o Single Touch Systems Inc. at 2235 Encinitas Blvd., Suite 210, Encinitas, CA 92024.

Single Touch Systems, Inc.

Board of Director Meetings and Committees

The Board of Directors has held several meetings during the year ended September 30, 2008 and has acted through unanimous consent resolutions.

Our current Board of Directors consists of four members. Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified. None of our directors receive any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert but intend to retain one in conjunction with the growth of our business. We have determined that for the purpose of and pursuant to the instructions of item 407(d) of regulation S-K titled Audit Committee Financial Expert, we do not currently have a member that possesses the attributes of an “audit committee financial expert”.

Similarly we do not have a nominating committee or a committee performing similar functions. Presently, our entire board serves the functions of an audit committee and a nominating committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future. The Board is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. Until further determination by the Board, the full Board will undertake the duties of the audit committee, compensation committee and nominating committee.

Single Touch Systems, Inc.

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2008 to:

  all individuals that served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2008 and all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2008 that received annual compensation during the fiscal year ended September 30, 2008 in excess of $100,000.
			SUMMARY COMPENSATION TABLE

						Non-Equity
						Incentive Plan	All Other
		Salary	Bonus	Stock Awards	Option Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)

Current Officers/Directors

Anthony Macaluso (1)	2008	275,000	0	3,150,000	376,800	0	0	3,801,800
Chief Executive and	2007	275,000	0	6,300,000	0	0	0	6,575,000
Financial Officer

James S. Darcy (2)	2008	180,000	0	315,000	0	0	0	495,000
Senior Vice President	2007	180,000	0	0	0	0	0	180,000
-Carier Relations

Thomas W. Hovasse (3) 2008		158,250	0	210,000	0	0	0	368250
Secretary and Executive	2007	130,500	0	0	0	0	0	133,500
Vice President

Notes:

(1)	During 2008, the Company issued Mr. Macaluso 3,000,000 shares of its common stock for accrued compensation of $3,150,000, of which $1,525,000 was incurred during 2008 and $1,575,000 was incurred during 2007.The compensation was valued based upon the estimated fair value of the 3,000,000 shares of the Company’s common stock. During 2007, the Company issued 4,500,000 shares of its common stock to Anthony Macaluso, the President of the Company, for services rendered. The shares were valued at $6,300,000.

The shares were issued in 2008. In 2008, the Company granted Mr. Macaluso 6,000,000 options to purchase the Company’s common stock at price per share of $1.375 per share. Compensation expense for the year ended September 30, 2008 is $376,800

(2)	Mr. Darcy is currently employed at will and receives an annual salary of $180,000. Mr. Darcy received a bonus of common stock in March of 2008 of 225,000 shares valued at $315,000. In 2008, the Company granted Mr. Darcy 400,000 options to purchase the Company’s common stock at price per share of $1.375 per share. Compensation expense for the year ended September 30, 2008 is $376,800. 200,000 options vest on July 28, 2009 and 200,000 options vest on July 28, 2010. No compensation expense was allocated as the grant has not vested.

(3)	Mr. Hovasse is currently employed at will and receives an annual salary of $162,000. Mr. Hovasse received a bonus of common stock in March of 2008 of 150,000 shares valued at $210,000. In 2008, the Company granted Mr. Hovasse 300,000 options to purchase the Company’s common stock at price per share of $1.375 per share. 150,000 options vest on July 28, 2009 and 150,000 options vest on July 28, 2010. No compensation expense was allocated as the grant has not vested.

We had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us and have therefore eliminated a column specified by Item 402 (c)(2) titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)” in the above Summary Compensation Table

Single Touch Systems, Inc.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Employment Agreements

None of our employees have written employment agreements other than our President, Anthony Macaluso. On July 15, 2008 we entered into an employment agreement with Mr. Macaluso which runs through December 31, 2008, and provides for an annual base salary of $275,000 and a stock award of 1,500,000 shares payable as of the date of the agreement. The agreement is renewable upon the mutual written consent of the parties. If we terminate the agreement prior to the end of the term, without cause, we are obligated to pay Mr. Macaluso the salary due to him through the end of the term of the employment agreement.

All of our other employees are employees at will and can be terminated upon notice. We pay employees for national holidays and vacation time of one week per year. We provide Medical benefits for the employee only and do not currently provide any other benefit or retirement programs. Employees may receive bonuses from time to time in the form of cash or equity at the sole discretion of the board of directors. We expect to enter into formal employment agreement with our other executive officers and key employees in the near future.

We have several employees with compensation rates in excess of $100,000 per year that are not officers or key employees as they could be replaced without significantly impacting our operations. These employees consist primarily of technical staff.

Compensation of Directors

There are currently no compensation arrangements in place for members of the Board of Directors acting as such. We expect to establish these arrangements as new members are appointed to the Board of Directors. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

Single Touch Systems, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table

The following table sets forth, as of September 30, 2008; the beneficial ownership of Single Touch Systems, Inc. common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly: Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Single Touch Systems Inc., 2235 Encinitas Blvd, Suite 210, Encinitas, CA 92024. Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days of the Closing Date of the Merger are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

	Shares Beneficially Owned

	Number of Shares
	Beneficially Owne	Percentage of Commo
Name and Address of Beneficial Owner	d	n Stock Outstanding(1)

Officers and Directors

Anthony Macaluso	64,321,988(2)	91.2%
Larry Dunn	1,497,500(3)	2.5%
Richard Siber	100,000	*
James Cassina	4,586,086(4)	7.4%

5% Owners

Medial Provider Financial Corporation IV (5)	12,700,000	21.3%
Dan Ayala (6)	3,732,309	6.3%
Robert Klinek (7)	3,474,899(7A)	5.8%

Officers and Directors as a Group	70,505,574	94.4%
*Less than 1%.

Single Touch Systems, Inc.

(1)	Based on 59,505,540 shares of Common Stock Issued and outstanding on September 30, 2008.

(2)	Includes 5,000,000 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of September 30, 2008 and 35,911,958 shares of Common Stock issuable upon conversion of convertible notes convertible within 60 days of September 30, 2008. Includes 6,000,000 options to purchase the
Company’s common stock at price per share of $1.375 per share the Company granted Mr. Macaluso in
2008.
(3)	Consists of 1,497,500 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of September 30, 2008.
(4)	Includes 1,840,000 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of September 30, 2008. 1,591,304 of the shares beneficially owned by James Cassina including 800,000 shares underlying warrants exercisable within 60 days of September 30, 2008 are owned by Core Energy
Enterprises, Inc., a corporation in which Mr. Cassina is the controlling shareholder. 391,304 of the shares beneficially owned by Mr. Cassina are owned by Spring Capital Corp., a corporation in which Mr. Cassina is the controlling shareholder.
(5)	The address for Medial Provider Financial Corporation IV is 2100 South State College Boulevard,
Anaheim, CA 92806.
(6)	The address for Dan Ayala is 2221 Plaza Del Robles, Las Vegas, NV 89102.

(7)	The address for Robert Klinek is P.O. Box 159, Rancho Santa Fe, CA 92067.

(7A)	Includes 1,400,000 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of September 30, 2008.

Based on 59,505,540 shares of Common Stock issued and outstanding on September 30, 2008; the officers and directors as a group beneficially own 43% of the Common Stock issued and outstanding on September 30, 2008.

Single Touch Systems, Inc.

Equity Compensation Plan Information

Equity Compensation Plan Information

	Number of	Weighted-	Number of securities
	Securities to be	average	remaining available for future
	issued upon exercis	exercise price of	issuance under equity
	e	outstanding	compensation plans
	of outstanding	options, warrant	(excluding securities reflecte
	options, warrants	s	d
	and rights (a)	and rights (b)	in column (a)) (c)

Equity compensation plans approved by

security holders	8,675,000	1.375	125,000

Equity compensation plans not approved by

security holders	N/A	N/A	N/A

Total	8,675,000	1.375	125,000

In April 2008 we terminated the Hosting Site Network, Inc. 2002 Non-Statutory Stock Option Plan (the “2002 Plan”) and adopted the 2008 Stock Plan (the “2008 Plan”). No options were ever issued under the 2002 Plan. The 2008 Plan is intended to advance our interests by inducing individuals of outstanding ability and potential to join, remain with, or provide consulting or advisory services to us and our affiliates, by encouraging and enabling eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in us, and by providing the participating employees, non-employee directors, consultants and advisors with an additional incentive to promote our success. This is accomplished by providing for the granting of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock to eligible persons. The 2008 Plan is presently administered by our board of directors but may be subsequently administered by a compensation committee designated by our board of directors.

The stock subject to options granted under the 2008 Plan is shares of our common stock, par value $.001 per share, whether authorized but unissued or held in our treasury. The maximum number of shares of common stock which may be issued pursuant to options and awards granted under the 2008 Plan shall not exceed in the aggregate eight million, eight hundred thousand (8,800,000) shares, subject to adjustment in accordance with the provisions of Section 13 of the 2008 Plan. In the event that our outstanding common stock is subsequently changed by reason of combination of shares, reverse split, stock dividend or the like, an appropriate adjustment will be made by the 2008 Plan administrator in the aggregate number and kind of shares to be subject to the 2008 Plan and the awards then outstanding or to be granted, the maximum number of shares which may be granted under the 2008 Plan, the per share exercise price of options and the terms of awards. If we are reorganized, consolidated, or merged with another corporation, the holder of an option or award may be entitled to receive upon the exercise of his option or award the same number and kind of shares of stock or the same amount of property, cash or securities as he would have been entitled to receive upon the happening of any such corporate event as if he has been, immediately prior to such event, the holder of the number of shares covered by his option or award.

No option or award granted under the 2008 Plan is transferable by the individual or entity to whom it was granted otherwise than by will or laws of decent and distribution, and, during the lifetime of such individual, is not exercisable by any other person, but only by him.

Single Touch Systems, Inc.

In 2008, the Company granted options to employees and consultants to purchase a total of 8,675,000 shares of the Company’s common stock at price per share of $1.375 per share. The options expire three years from date of vesting, which is as follows:

Number of
Vesting Date	Options

July 28, 2008	6,000,000
July 28. 2009	1,320,000
July 28. 2010	1,355,000
8,675,000

A summary of outstanding stock warrants and options is as follows:

		Weighted
		average
	Number	exercise
	of shares	price

Outstanding – September 30, 2006	5,516,000	$1.07
Granted	1,258,000	$0.38
Exercised	-	-
Cancelled	-	-

Outstanding – September 30, 2007	6,774,000	$0.94
Granted	18,277,000	$1.29
Exercised	-	-
Cancelled	-	-

Outstanding – September 30, 2008	25,051,000	$1.20

Of the 25,051,000 options and warrants granted at September 30, 2008, 22,376,000 are exercisable.

Single Touch Systems, Inc.

Item 13. Certain Relationships and Related Transactions

Our President, Anthony Macaluso, is currently a majority shareholder of Soapbox Mobile, Inc. which is providing the use of server equipment to Single Touch at a monthly rate of $4000 per month. This is a month to month agreement and is not material to Single Touch revenues at this time. The board has reviewed the terms of this agreement and has determined that the fee is not excessive based on Soapbox Mobile’s costs associated with the equipment.

Single Touch entered into an agreement with Activate, Inc., a corporation wholly owned by Single Touch’s President. Activate holds a license on certain applications on which Single Touch licensed to a third party Activate has sublicensed the applications to Single Touch and in consideration, receives 3% of all net revenue generated under the license. Activate collects the revenue generated under this license and pays 97% of the amounts collected to Single Touch.

During 2007, the Company issued 4,500,000 shares of its common stock to Anthony Macaluso, the President of the Company, for services rendered. The shares were valued $6,300,000. Also during 2007, Mr. Macaluso purchased 6,000,000 shares of the Company’s common stock for $2,500,000, and returned 1,500,000 shares of the Company’s common stock owned by him back to treasury in exchange for increasing the loan amount due him by the Company at that time by $625,000. During 2007, the Company accrued compensation to its President in the amount of $1,050,000. The compensation was valued based upon the estimated fair value of the 750,000 shares of the Company’s common stock that are to be issued in consideration for these services. The shares were issued in 2008. Single Touch issued stock warrants to various consultants in 2005 for the purchase of 5,000,000 shares of Single Touch’s common stock at a price of $1.00 per share. In 2007, Single Touch’s President acquired these stock warrants.

In June of 2008, Single Touch issued stock warrants to Laurence Dunn, a Director as consideration for consulting services. Mr. Dunn’s consulting services were as a strategic advisor performing corporate planning, strategic consulting projects, mergers and acquisition advise, introduction to institutional groups, financial engineering services and related services. The warrants were for the purchase of 1,000,000 shares of Single Touch’s common stock at a price of $0.01 per share. The compensation was valued based upon the estimated fair value of the warrants at $463,500.

Single Touch engages Richard Siber, a director, on a cash basis for consulting services through SiberConsulting which provides technical and marketing services to the wireless industry. Mr. Siber received a total of $130,000 in cash compensation for the year ended September 30, 2007 and $80,000 in cash compensation for the year ended September 30, 2008.

James Darcy is currently employed at will as a Senior Vice President and receives an annual salary of $180,000. Mr. Darcy received a bonus of common stock in March of 2008 of 225,000 shares valued at $315,000.

Tom Hovasse is currently employed at will as an Executive Vice President and Secretary and receives an annual salary of $162,000. Mr. Hovasse received a bonus of common stock in March of 2008 of 150,000 shares valued at $210,000.

During 2008, the Company accrued compensation to its President of $1,050,000. The compensation was valued based upon the estimated fair value of the 750,000 shares of the Company’s common stock that were issued in consideration for these services. Also during 2008, the Company issued 2,500,000 shares of its common stock in consideration for the cancellation of $375,000 of indebtedness due him.

On July 15, 2008, the Company entered into a new employment agreement with its President. The term of the new agreement is through December 31, 2008. Under the new agreement, the President will receive an annual salary of $275,000 and will receive 1,500,000 shares of common stock for accrued compensation. The 1,500,000 shares were issued on July 24, 2008.

Single Touch Systems, Inc.

As of July 15, 2008 Mr. Macaluso has converted outstanding amounts due him, including accrued salary, loans to Single Touch, amounts owed to him through his companies Activate, Inc. and Activate Sports LLC and any accrued interest into three promissory notes in the aggregate principal amount of $2,954,514 due on demand which otherwise mature on July 15, 2010. The notes bear interest at the rate of 8% and are convertible on demand at the rate of $0.08 per share.

In 2008, Activate Sports, LLC exercised its right to convert the full principal balance due it by the Company of $561,558 into 7,019,475 shares of the Company’s common stock. Activate Sports, LLC Is wholly owned by the Company’s President.

During the year ended September 30, 2008, the Company’s president continued to advanced additional funds, which are unsecured, non-interest bearing, and due on demand.

During the year ended September 30, 2008, a board director of the Company and an affiliate of the director advanced a total of $299,500 to the Company. The advances are unsecured, non-interest bearing for 90 days from issuance and then bearing an interest rate of 8%, and due one year from the date of issuance.

Single Touch Systems, Inc.

Item 15. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2008 and 2007 were: $36,500 and $34,154, respectively.

(2) Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending September 30, 2008 and 2007.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2008 and 2007.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2008 and 2007.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2008. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Single Touch Systems, Inc.

Item 15. Exhibits, Financial Statement Schedules

Single Touch Systems, Inc. includes by reference the following exhibits:

3.1	Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems
Inc.) filed November 8, 2001, as exhibit 3.1 with the registrant’s Registration Statement on Form SB-
2(SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed April 11, 2002, as exhibit 3.2 with the registrant’s
Registration Statement on Form SB-2 (Post Effective Amendment No. 3) (SEC File No. 333-73004), as
amended; which exhibit is incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed July 31, 2008, as exhibit 3.3 with the registrant’s Current
Report on Form 8-K(SEC File No. 333-73004); which exhibit is incorporated herein by reference.

3.4	By-Laws of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed
November 8, 2001, as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2(SEC File
No. 333-73004), as amended; which exhibit is incorporated herein by reference.

3.5	Amended and Restated By-Laws of Hosting Site Network, Inc., (presently known as Single Touch
Systems Inc.) filed February 8, 2002, as exhibit 3.3 with the registrant’s Registration Statement on Form
SB-2 (Post Effective Amendment No. 2) (SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

4.1	Single Touch Interactive, Inc. $2,319,511.64 Convertible Promissory Note dated July 24, 2008 filed July
31, 2008, as exhibit 4.11 with the registrant’s Current Report on Form 8-k (SEC File No. 333-73004), as
amended; which exhibit is incorporated herein by reference.

10.1	Service Agreement dated June 19, 2006 by and between Single Touch Interactive, Inc. and Boulevard
Media Inc. filed July 31, 2008, as exhibit 10.11 with the registrant’s Current Report on Form 8-k (SEC
File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

14.1	Code of Ethics filed with the Securities and Exchange Commission on December 21, 2004 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, which exhibit is incorporated herein by reference; which exhibit is incorporated herein by reference.

Single Touch Systems, Inc.

Single Touch Systems, Inc. includes herewith the following exhibits:

10.2	Loan and Security Agreement by and between Single Touch Systems, Inc. and Fort Ashford Funds,
LLC. dated December 5, 2008

31.1	Certification of Principal Executive Officer and Principal Accounting Officer
(Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer and Principal Accounting Officer
(18 U.S.C. 1350)

Single Touch Systems, Inc. includes herein the following financial statements:

Page
Report of Independent Registered Public Accounting Firm – Weaver and Martin LLC	29
Report of Independent Registered Public Accounting Firm – Jonathon P. Reuben CPA	30
Financial Statements
Consolidated Balance Sheets as of September 30, 2008 and September 30, 2007	31
Consolidated Statements of Operations for the years ended September 30, 2008 and 2007	32
Consolidated Statements of Cash Flows	33 - 34
Statement of Stockholders’ Equity from October 1, 2006 through September 30, 2008	35
Notes to Financial Statements	36 - 52

Single Touch Systems, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Single Touch Systems, Inc.
Registrant

Date: December 29, 2008	By:	\s\ Anthony Macaluso, President

Anthony Macaluso, President
Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2008	By:	\s\ Anthony Macaluso, President

Anthony Macaluso, President
Principal Executive Officer and Principal Accounting Officer

Date: December 29, 2008	By:	\s\ Laurence Dunn, Director

Laurence Dunn, Director

Date: December 29, 2008	By:	\s\ Richard Siber, Director

Richard Siber, Director

Date: December 29, 2008	By:	\s\ James Cassina, Director

James Cassina, Director