Form 10-Q
period 2008-12-31
SINGLE TOUCH SYSTEMS INC
filed 2009-02-23
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2008
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NUMBER: 33-73004

SINGLE TOUCH SYSTEMS, INC. (Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)
13-4122844 (IRS Employer Identification No.)

2235 Encinitas Blvd., Suite 210 Encinitas, California 92024 (Address of principal executive offices) (760) 438-0100 (Registrants telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No
The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2008: 59,505,540 shares of common stock

SINGLE TOUCH SYSTEMS, INC. Contents

			Page
			Number
PART I		FINANCIAL INFORMATION
Item	1	Interim Financial Statements
		December 31, 2008
		Balance Sheet	3
		Statement of Operations	4
		Statement of Cash Flows	5
		Notes to the Interim Financial Statements	6
Item	2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	17
Item	3	Quantitative and Qualitative Disclosures About Market Risk	23
Item	4T	Controls and Procedures	23
Part II		OTHER INFORMATION
Item	1	Legal Proceedings	24
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item	3	Defaults Upon Senior Securities	24
Item	4	Submission of Matters to a Vote of Security Holders	24
Item	5	Other Information	24
Item	6	Exhibits	24
SIGNATURES			26

SINGLE TOUCH SYSTEMS, INC. Consolidated Balance Sheet (Unaudited)
	December 31,	September 30,
	2008	2008

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$295,808	$175,061
Accounts receivable - trade	219,684	284,985
Receivables – related party	118,036	66,457
Prepaid expenses	11,618,260	65,468

Total current assets	12,251,788	591,971

Property and equipment, net	304,444	315,163
Other assets:
Capitalized software development costs, net	678,547	609,078
Deferred operating costs	50,988	50,988
Deposits and other assets	15,282	15,282

Total other assets	744,817	675,348

Total assets	$13,301,049	$1,582,482

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,296,966	$1,257,448
Accrued compensation – related party	-	13,020
Current portion of notes payable – related parties	351,338	365,530
Note payable – other	1,257,140	-
Convertible debentures – related parties,
including accrued interest, net of discount	471,707	-
Convertible debentures and accrued interest, net of discount	-	181,887
Deferred income	-	249,329

Total current liabilities	3,377,151	2,067,214
Long term liabilities
Notes payable – related parties	-	-
Derivative warrant liability	14,861,262	-

Total liabilities	18,238,413	2,067,214

Stockholders' (Deficit):
Preferred stock,$.01 par value, 5,000,000 shares authorized;
none outstanding
Common stock, $.001 par value; 200,000,000 shares authorized;
Issued and outstanding:
59,505,540 shares at December 31, 2008, and
42,769,276 shares at December 31, 2007	59,505	59,505
Additional paid-in capital	86,817,390	87,099,272
Accumulated deficit	(91,814,259)	(87,643,509)

Total stockholders' (deficit)	(4,937,364)	(484,732)

Total liabilities and stockholders’ (deficit)	$13,301,049	$1,582,482

SINGLE TOUCH SYSTEMS, INC. Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended
	December 31,
	2008	2007

Revenue	(Unaudited)	(Unaudited)
Wireless applications	$519,235	$422,331

Total revenue	519,235	422,331

Operating expenses:
Royalties and application costs	214,827	142,261
Software development costs	168,632	183,363
Research and development	15,277	45,931
Stock based compensation	2,305,251	-
Advisory and consulting services	123,653	180,000
Salaries and wages	436,319	238,398
Officers’ compensation	55,730	593,750
Travel expenses	24,098	698,476
General and administrative	258,183	294,804

Total operating expenses	3,601,970	2,376,983

Loss from operations	(3,082,735)	(1,954,652)

Other income (expenses):
Changes in fair value of derivative and warrant liability	(1,029,759)	-
Interest expense	(57,230)	(378,280)
Interest income	-	-

Net loss before income taxes	(4,169,724)	(2,332,932)
Provision for income taxes	(1,026)	(800)

Net loss	$(4,170,750)	$(2,333,732)

Basic and diluted net loss per share	$(0.07)	$(0.05)

Weighted average shares outstanding	59,505,540	47,324,274

SINGLE TOUCH SYSTEMS, INC. Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended
	December 31,
	2008	2007

Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net loss	$(4,170,750)	$(2,333,732)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	20,894	12,680
Amortization expense - software development costs	168,632	183,363
Amortization expense – discount of convertible debt	-	253,361
(Increase) decrease in assets
(Increase) decrease in accounts receivable	94,537	(204,194)
(Increase) decrease in prepaid expenses	2,288,709	236,719
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	5,197	142,051
Increase (decrease) in accrued compensation due related party	(13,020)	525,000
Increase (decrease) in accrued expenses	34,323	227,618
Increase (decrease) in accrued interest	(63,899)	124,920
Increase (decrease) in deferred income	(249,329)	(257,982)
Increase in derivative and warrant liability	1,029,759	-

Net cash used in operating activities	(854,947)	(1,090,196)

Cash flows from investing activities:
Purchase of property and equipment	(10,175)	(6,439)
Capitalized software development costs	(238,101)	(156,822)

Net cash used in investing activities	(248,276)	(163,261)

Cash flows from financing activities:
Proceeds received from related parties	307,201	1,240,000
Repayments on related party advances	(323,231)	-
Proceeds from issuance of debt to others	1,250,000	-
Finance costs	(10,000)	-

Net cash provided by financing activities	1,223,970	1,240,000

Net increase (decrease) in cash	120,747	(13,457)
Beginning balance – cash	175,061	61,621

Ending balance – cash	$295,808	$48,164

Supplemental information:
Interest expense paid	$73,402	$-

Income taxes paid	$-	$-

Non-cash investing and financing activities:

In October 2008, the Company granted a warrant to an advisory for services. The warrant allows the Advisor to purchase the greater 5,952,362 common shares or 5.2% of the outstanding common shares of the company, calculated on a fully dilutive basis. The terms also allows for a cashless-exercise. The warrant was originally valued at $14,866,695 and capitalized as a prepaid expense. It is being charged to operations over the one year term of the consulting agreement. Based upon the terms of the warrant, the Company considers it to be a derivative and is including the fair value of the warrant in its liabilities (see Note 12).

During the first quarter of 2008, the Company charged $281,882 to equity relating to the amortization of discounts on related party convertible debt (See Note 12)

During the first quarter of 2007, the Company issued 81,341 shares of its common stock to holders of its convertible debt in consideration for the cancellation of accrued interest due them.

During the first quarter of 2007, the Company released the 6,700,000 shares of its common stock which was held in escrow in consideration for the cancellation of indebtedness including accrued interest totaling $2,920,000.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (UNAUDITED)

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

Basis of Presentation

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has accumulated operating losses since its inception (May 31, 2000). In addition, the Company has used ongoing working capital in its operations. At December 31, 2008, its accumulated deficit amounted to $91,814,259.

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

2. Summary of Significant Accounting Policies

Certain reclassifications have been made to conform the 2007 amounts to 2008 classifications for comparative purposes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Single Touch Systems Inc. and its wholly owned subsidiaries, Single Touch Interactive, Inc, and HSN, Inc. an inactive company formed in New Jersey on August 21, 2001. Intercompany transactions and balances have been eliminated in consolidation.

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

Advanced licensing fees received with minimum guarantees where it cannot determine the fee earned are recognized in income on the straight line basis over the term of the license in accordance with SFAS #50.

In addition, the Company also generates income through the development of software for third parties on a contractual basis. Revenue is recognized upon delivery of the software.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (UNAUDITED)

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

Depreciation is computed on the straight-line and accelerated methods for financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Software development	2- 3 years
Equipment	5 years
Computer hardware	5 years
Office furniture	7 years

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. At December 31, 2008 and 2007, the Company did not believe there was any impairment of its long-lived assets.

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

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (UNAUDITED)

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to consulting services.

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure - An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The Company recognized stock based compensation of $2,305,251 in the three month period ended December 31, 2008, from the granting of a common stock warrant to an advisor (See Note 12). The Company did not recognize any stock based compensation during the three month period ended December 31, 2007.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 30, 2008 were 31,003,362 warrants, and $2,304,313 of debt convertible into 28,803,913 shares of the Company’s common stock that have been excluded from the computation of diluted net loss per share. Potential common shares as of December 31, 2007 were 6,774,000 warrants, and $3,096,000 of debt convertible into 2,211,428 shares of the Company’s common stock that have been excluded from the computation of diluted net loss per share. These potential common shares are excluded because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 98,335,041 and 47,324,274 as for 2008 and 2007, respectively

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Concentration of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally insured limit.

During the three months ended December 31, 2008, significantly all of the Company’s revenue was generated from contracts with ten customers. During the year ended December 31, 2007, significantly all of the Company’s revenue was generated from contracts with seven customers. Fees from one customer in both years were collected and paid to the Company by a related party. See Note 10.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (UNAUDITED)

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

Recent Accounting Pronouncements

In the first quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. See Note 10 – “Fair Value”.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our consolidated financial statements.

3. Accounts Receivable

Fees earned but not paid as of December 31, 2008 and 2007, net of any revenue sharing, amounted to $256,905 and $443,001, respectively. Of the amounts due at December 31, 2008, $37,221 is due from a related party (Activate, Inc.).

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

In addition to the amount due from Activate, Inc., at December 31, 2008 short term cash loans from the Company’s President were overpaid by the Company in the amount of $80,815 which was immediately repaid after the period end in the form of additional short term cash loans from the Company’s President which were required to support operations.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (UNAUDITED)

4. Property and Equipment

The following is a summary of property and equipment:

December 31, 2008
Computer hardware	$492,184
Equipment	46,731
Office furniture	37,194

576,109
Less: accumulated depreciation	(271,665)

$304,444

5. Capitalized Software Development Costs

The following is a summary of capitalized software development costs at December 31, 2008:

December 31, 2008
Beginning balance	$609,078
Additions	238,101
Amortization	(168,632)
Charge-offs	-

$678,547

Amortization expense for the remaining estimated lives of these costs are as follows:

December 31,
2008	$501,721
2009	176,826

$678,547

6. Income Taxes

As of December 31, 2008, for income tax purposes, the Company has unused operating loss carryforwards of approximately $23,000,000, which may provide future federal tax benefits of approximately $7,800,000 which expire in various years through 2029 and future state benefits of approximately $2,000,000 which expire in various years through 2019.

An allowance of $9,800,000 has been provided to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize. Timing differences between expenses deducted for income tax and deducted for financial reporting purposes are insignificant and have no material impact to the differences in the reporting of income taxes.

The provisions for income tax expense for the three months ended December 31, 2008 and 2007 are as follows:

		2008	2007
Current
Federal		$-	$-
State		1,026	800

	Total income tax expense	$1,026	$800

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (UNAUDITED)

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

The balance of convertible debt due at December 31, 2008 is as follows:

2008
Principal balance due	$-
Accrued interest	-
Less: discount	-

$-

Amortization of the discount charged to operations during the three months ended December 31, 2008 and 2007 amounted to $0, and $99,449, respectively.

8. Related Parties – Activities

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

Interest charged to operations for the three months ended December 31, 2008 and 2007 amounted to $46,263 and $22,441, respectively.

A summary of the balance due the Company’s president as of December 31, 2008 is as follows:

2008
Principal balance due	$ 2,319,512
Accrued interest	508
Less: discount	(1,862,880)
$ 457,140

For the three months ended December 31, 2008, the Company charged $273,230 to equity on the amortization of the discount.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (UNAUDITED)

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

Interest charged to operations for the three months ended December 31, 2008 and 2007 amounted to $1,465 and $1,391, respectively.

A summary of the balance due the Activate as of December 31, 2008 is as follows:

2008
Principal balance due	$69,994
Accrued interest	3,559
Less: discount	(58,986)
$14,567

For the three months ended December 31, 2008, the Company charged $8,652 to equity on the amortization of the discount.

Other Related Party Loans

A Company director and an affiliate of the director advanced funds to the Company during 2008. The balance of the advances began accruing interest in December 2008. The balance owed as of December 31, 2008 including accrued interest totaled $351,338. Interest charged to operations during the three months ended December 31, 2008 amounted to $3,756.

9. Notes Payable - Other

On December 5, 2008, the Company entered into a Loan and Security Agreement with a third party for a total loan of $1,000,000. Proceeds from the loan will be net of any loan fees incurred by lender. The loan bears interest at an annual rate of 10% per annum and accrued interest is payable 90 days after the loan proceeds are received. Principal and unpaid accrued interest are fully due and payable on June 9, 2009. All related party debt is subordinate to this loan. The loan has been guaranteed by the Company’s President, and is secured by the Company’s assets. Interest charged to operations on this loan for the three months ended December 31, 2008 amounted to $5,222.

Also in December 2008, the Company borrowed $250,000 from an unrelated third party. The loan is assessed interest at an annual rate of 10% and principal and interest are fully due and payable in June 2009. Interest charged to operations on this loan for the three months ended December 31, 2008 amounted to $1,918.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (UNAUDITED)

10. Fair Value

The Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), at the beginning of fiscal year 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. The adoption of SFAS 157 did not impact the Company’s consolidated financial position or results of operations. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

The Company has no Level 1 assets.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

The Company’s Level 2 assets consist of a derivative and warrant liability. The Company determines the fair value of its Level 2 assets based upon the trading prices of its common stock on the date of issuance and when applicable, on the last day of the quarter. The Company uses the Black-Sholes Option Model in valuing the fair value of level 2 assets.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has no Level 3 assets.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis.

			December 31, 2008
			Fair Value Measurements*
Level 1		Level 2	Level 3	Fair Value

Assets	$-	$-	$-	$-
Liabilities
Derivative and
warrant liability	$-	$14,861,262	$-	$14,861,262
		Derivative and
		Warrant Liability
Balance – October 1, 2008
Transfers into Level 2		$13,831,503
Total realized and unrealized losses
Included in operations		1,029,759

Balance – December 31, 2008		$14,861,262

*	Level 1	Quoted prices in active markets identical assets
	Level 2	Significant other observable inputs
	Level 3	Significant unobservable inputs
	Fair Value	Assets/Liabilities at fair value

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (UNAUDITED)

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

Revenue recognized during the three months ended December 31, 2008 and 2007 under this agreement amounted to $249,328 and $224,143, respectively.

12. Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the three months ended December 31, 2007. The Company issued the 6,700,000 shares held in escrow to the note holder in consideration for the cancellation of $2,920,000 of indebtedness which including accrued interest (See Note 9). During the three months ended December 31, 2007, the Company issued 82,846 shares of its common stock in consideration for the cancellation of $165,692 of accrued interest due on its convertible debt.

Warrants

In 2005, the Company issued stock warrants to various consultants to purchase 5,000,000 shares of the Company’s common stock at a price of $1.00 per share. The warrants expire on July 15, 2015. These warrants were valued at $27,187,000 using the Black-Sholes Option Model based upon an expected life of 10 years, risk free interest rate of 4.5%, and expected volatility of 50%. At the date of grant, the Company’s common stock had an estimated market value based upon the price established in its past private offering of $6 per share.

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

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (UNAUDITED)

As discussed in Note 7, under a private offering, the Company issued 2,640,000 Class A Warrants and 2,640,000 Class B Warrants Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $1.60 per share for a period of 18 months from date of grant. Each Class B Warrant entitles the holder to purchase one share of common stock at a price of $2.05 per share for a period of 18 months from date of grant. As the exercise price of both the Class A and Class B Warrants were greater than the market price of the Company’s common stock of $0.25 at date of grants, no compensation expense was recognized On April 22, 2008, the Company adopted its 2008 Stock Option Plan. Under the plan, the Company reserved 8,800,000 shares of its common stock to be issued to employees, directors, consultants, and advisors, the exercise price under the plan cannot be less than the fair market value of the shares on date of grant. In 2008, the Company granted options to employees and consultants to purchase a total of 8,675,000 shares of the Company’s common stock at price per share of $1.375 per share. The options expire three years from date of vesting, which is as follows:

Number of
Vesting Date	Options
July 28, 2008	6,000,000
July 28, 2009	1,320,000
July 28, 2010	1,355,000
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

On October 30, 2008, the Company entered into a Non-exclusive Special Advisory Services Agreement with Peltz Capital Management, LLC, a Delaware limited liability company (“Peltz”). The Agreement ends on September 30, 2009; but will be renewed for up to two additional one-year terms commencing on September 30 of each year unless on or prior to September 20th of such year either party delivers a notice of non-renewal to the other (in which case the Agreement shall terminate on the date set forth in the notice). The agreement is also terminable upon thirty days notice by either party. Inclusive with this Non-exclusive Special Advisory Services Agreement is the Warrant and a Registration Rights Agreement. In consideration for the services to be rendered under the terms of the agreement, the Company granted to Peltz a warrant for the purchase of the greater of Five Million Nine Hundred Fifty Two Thousand Three Hundred Sixty Two (5,952,362) shares of common stock of the Company or 5.2% of the total outstanding common stock of the Company, computed on a fully dilutive basis. The Warrants can be exercised at a price of $2.10 per share and expire five years from the date of grant. The Warrant contains various penalty and non-dilution clauses which if triggered could reduce the exercise price of the warrants and/or require the company to issue additional warrants. The Warrant contains cashless exercise provisions and the Registration Rights Agreement provides some contingent registration rights as described in the agreement. The initial third of the warrants vested upon execution of the agreement and the remaining warrants vest over a two month period.

The 5,952,362 warrants were valued at $13,831,504 using the Black-Sholes Option Model based upon an expected life of 5 years, risk free interest rate of 2.84%, and expected volatility of 94%. At the date of grant, the Company’s common stock had a trading price of $3.00 per share. The Company is charging the $13,831,504 to operations as compensation expense over the initial twelve months of the agreement. Consulting expense charged to operations during the three months ended December 31, 2008 totaled $2,305,251.

Due to the terms of the warrant, the Company has accounted for the warrant pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and initially recorded the $13,831,504 as a derivative liability. As of December 31, 2008, the Company valued the liability at $14,861,262 using the Black-Sholes Option Model based upon an expected life of 5 years, risk free interest rate of 1.55%, expected volatility of 94%., and a per share market price of the Company’s underlying stock of $3.24. The $1,029,758 increase in the derivative liability was charged to operations during the three months ended December 31, 2008.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (UNAUDITED)

A summary of outstanding stock warrants and options is as follows:

		Weighted
		average
	Number	exercise
	of shares	price

Outstanding – September 30, 2008	25,051,000	$1.20
Granted	5,952,362	$2.10
Exercised	-	-
Cancelled	-	-

Outstanding – December 31, 2008	31,003,362	$1.37

Of the 31,003,362 options and warrants granted at December 31, 2008 a total of 28,328,362 are exercisable.

13. Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California which expires on July 31. 2010. In addition to paying rent, the Company is also required to pay its prorata share of the property’s operating expenses.

A schedule of minimum lease payments under the leases is as follows:

Year Ended
December 31,
2009	$107,622
2010	62,780

$170,402

Rent expense for the three months ended December 31, 2008 and 2007 was $105,010 and $98,446 respectively.

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license. As of December 31, 2008 and 2007, obligations due under these various licenses totaled $309,117 and $244,256, respectively. These liabilities are included in the Company’s balance sheet under accounts payable and accrued expenses.

SINGLE TOUCH SYSTEMS, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward - Looking Statements

The following Management's Discussion and Analysis should be read in conjunction with Single Touch's financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended September 30, 2008.

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

Revenue Recognition

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

SINGLE TOUCH SYSTEMS, INC.

Fair Value Measurement

The Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), at the beginning of fiscal year 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. The adoption of SFAS 157 did not impact the Company’s consolidated financial position or results of operations. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. The Company has no Level 1 assets.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

The Company’s Level 2 assets consist of a derivative and warrant liability. The Company determines the fair value of its Level 2 assets based upon the trading prices of its common stock on the date of issuance and when applicable, on the last day of the quarter. The Company uses the Black-Sholes Option Model in valuing the fair value of level 2 assets.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no Level 3 assets.

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

SINGLE TOUCH SYSTEMS, INC.

Corporate History

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

Business Overview

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

Our focus of operations for the next 12-month period will be to develop our business segments focusing on growing operations in each product category including ringtones, messaging alerts, mobile applications and mobile couponing to generate revenues. We intend to use profits from operations to maintain and grow each product category. We will continue our efforts to raise additional capital to maintain existing and generate expanded operations.

Results of Operations

Results of Operations for the Three-Months Ended December 31, 2008 and December 31, 2007

The Company reports a net loss of $4,170,750 for the three-months ended December 31, 2008 versus a net loss of $2,333,732 for the three-month period ending December 31, 2007.

The net loss for the three-month period ended December 31, 2008 includes stock based compensation of $2,305,251; changes in fair value of derivative and warrant liability expense of $1,029,759; salary and wages totaling $436,319; and, general and administrative expenses of $258,183. Revenues for the period were $519,235.

The net loss for the three-month period ended December 31, 2007 includes travel expense of $698,476; officers’ compensation of $593,750; salary and wages totaling $238,398; and, general and administrative expenses of $294,804. Revenues for the period were $422,331.

We had increased royalties and application costs for the three months ended December 31,2008 as compared to the same three month period in 2007 of $72,566 , a 51.00% increase ($214,827 in 2008 compared to $142,261 in 2007). This increase was significantly caused by our fixed applications costs associated with the services we are beginning to provide related to new ADC products, which commenced in December 2008.

Our largest expense during the three months ended December 31, 2008 was stock based compensation of $2,305,251 which amounted to 64% of the total operating expenses in the three month period ended December 31, 2008. The compensation expense was due to the granting of warrants to a special advisor to purchase our common stock at a price of $2.10 when on the date of grant our common shares were trading at $3.00. The warrants were valued pursuant to EITF 96-18 using the Black-Sholes Option Model. With the exception of our stock base compensation, our operating expenses during the three months ended December 31, 2008 were actually lower than the amount of operating expenses incurred during the same three month period in 2007 by $1,080,264. The majority of the reduction was due to lower officer’s compensation ($55,730 in 2008 as compared to $593,750 in 2007) and travel expense ($24,098 in 2008 as compared to $698,476 in 2007).

SINGLE TOUCH SYSTEMS, INC.

Another large expense in 2008 was the change in the fair value of our derivative and warrant liability which amounted to $1,029,759, The terms of the warrant issued to our special advisor causes us to treat the warrant as a derivative financial instrument pursuant to EITF 00-19. We value the warrant using the Black-Sholes Option Model. The fair value of the warrant increased at December 31, 2008 by $1,029,599, thus an increase in our derivative liability and the charge to operations.

For the three months ended December 31, 2007, our major expenses consisted of travel expense of $698,476; officers’ compensation of $593,750; salary and wages totaling $238,398; and, general and administrative expenses of $294,804.

Revenues

Revenues for the three month period ending December 31, 2008 were $519,235 resulting in an increase over revenues of $422,331 for the comparable period in 2007.

The revenue increase in the three month period ended December 31, 2008 from the comparative period in 2007 was partially a result of some lower cost elements on some of our agreements which was accounted for against revenue from sales of downloaded applications in the prior period.

We continue to experience lower sales from Brew based applications due to improve hardware capability allowing the use of other platforms we see this as a continuing market trend. Hardware capability in handsets continues to increase closing the gap personal computer capabilities. The Windows mobile platform and others, now offer extensive email, document review and editing capabilities as well as multimedia capabilities which have enabled the evolving mobile music/media subscription services.

Some ADC programs have also had reduced sales as a result of a transition in advertising from Motricity to Play-phone and Thumb-play. Our agreement with Motricity, Inc. expired December 17, 2008 and service was terminated in September 2008. Motricity revenues represented approximately 56% of our revenues for the year ended September 30, 2008. We have established new relations for our former Motricity ADC programs by contracting directly with BET and with Play-phone to promote this program. These revenues are currently nominal but are expected to increase once advertising develops which is the responsibility of Play-phone. We have also contracted directly with MTV and with Thumb-play to promote this program. These revenues are currently nominal but are expected to increase once advertising develops which is the responsibility of Thumb-play.

We are in the final stages of development and are completing pre-rollout testing of new ADC programs which we expect to shift revenue dependence from media download end users which often are proportionate to advertising directed by our customers, to value added services involving traditional retailers and service providers. ADC enhanced messaging services and couponing is expected to provide us with a greatly expanded revenue potential serving a much broader end user base. These programs can be implemented at point of sale as a convenience to the end user motivated as a cost savings to the retailer/service provider.

Changes in Assets and Liabilities

At December 31, 2008, we had total assets of $13,301,049 and total liabilities of $18,238,413; comparably, at December 31, 2007, we had total assets of $1,582,482 and total liabilities of $2,067,214. Of the total assets at December 31, 2008 of $13,301,049, $11,526,253 pertains to the unamortized portion of the fair value of the warrants issued to our special advisor that was classified to prepaid expense. We are amortizing the fair value of the warrant over the initial one year term of the consulting agreement. Total assets at December 31, 2008, excluding the prepaid consulting, amounts to $1,774,796, which is $192,314 more that our total assets in 2007 of $1,582,482.

Of the total liabilities at December 31, 2008 of $18,238,413, $14,861,262 pertains to the derivative liability of the above indicated warrant. Total liabilities at December 31, 2008 excluding the derivative warrant liability totaled $3,377,151, which is $1,309,937 higher than our total liabilities at December 31, 2007. The increase in 2008 over 2007 is due to the amount we owe on third party debt.

SINGLE TOUCH SYSTEMS, INC.

Liquidity and Capital Resources

During the three-month period ending December 31, 2008 the Company’s cash position increased by $120,747. Cash used in operating activities totaled $854,947; cash used in investing activities totaled $248,276, for purchase of property and equipment of $10,175 and capitalized software development costs of $238,101; and, cash provided by financing activities primarily through the issuance of debt to others was $1,223,970.

During the three-month period ending December 31, 2008 we received $1,557,201 in net cash provided by financing activities including borrowings of $257,201 from our Founder/CEO, Anthony Macaluso, $50,000 from a company affiliated with the Director , and $1,250,000 from two unrelated third parties. During the same three month period, the Company repaid $323,231 to Mr. Macaluso and paid $10,000 in loan fees to an unrelated party, the resultant overall net increase in cash for the period was $120,747; where the beginning balance for the period was $175,061, the cash balance at the end of the period was $295,808.

During the three-month period ending December 31, 2007, we received $1,240,000 in net cash provided by Mr. Macaluso. Net cash used in operating activities totaled $1,090,196. Cash used in investing activities was $163,261. The resultant overall net decrease in cash for the period was $13,457, where the beginning balance for the period was $61,621, the resultant cash balance at the end of the period was $48,164.

As of December 31, 2008, our available cash amounted to $295,808, which is insufficient to meet all of our current financial obligations and continue funding our operations. Our current cash requirement to maintain operations at existing operational levels is approximately $400,000 per month. Management continues to address our cash requirements through developing revenue new ADC products, expanding our customer base and through the issuance of debt and equity instruments.

If additional funds are not received or revenues do not increase substantially it is unlikely that the Company will be able to continue at its current level of operations. Difficulties in obtaining new financing in the current credit and capital markets has impacted the company’s funding efforts and has limited additional resources of funding from our President Mr. Macaluso who has historically covered short term cash requirements to maintain operations.

We are unable to predict the duration, extent or trends related to the current credit and capital markets we do expect to continue to experience difficulty financing our short term cash requirements as a result of these struggling markets and the U.S. Economy in general. Also, we may not be able to get terms favorable to the company or the existing shareholders if we are able to secure additional financing..

SINGLE TOUCH SYSTEMS, INC.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities

SINGLE TOUCH SYSTEMS, INC.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, Mr. Macaluso, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

SINGLE TOUCH SYSTEMS, INC.

Part II OTHER INFORMATION

Item 1 Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed, for the period ending December 31, 2008

Item 3 Defaults Upon Senior Securities

None, for the period ending December 31, 2008

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the, for the period ending December 31, 2008.

Item 5 Other Information

None, for the period ending December 31, 2008

Item 6 Exhibits and Reports

Single Touch Systems, Inc. includes by reference the following exhibits:

3.1	Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed November 8, 2001, as exhibit 3.1 with the registrant’s Registration Statement on Form SB- 2(SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed April 11, 2002, as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2 (Post Effective Amendment No. 3) (SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed July 31, 2008, as exhibit 3.3 with the registrant’s Current Report on Form 8-K(SEC File No. 333-73004); which exhibit is incorporated herein by reference.

3.4	By-Laws of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed November 8, 2001, as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2(SEC File No. 333- 73004), as amended; which exhibit is incorporated herein by reference.

3.5	Amended and Restated By-Laws of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed February 8, 2002, as exhibit 3.3 with the registrant’s Registration Statement on Form SB-2 (Post Effective Amendment No. 2) (SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

4.1	Form of Warrant - filed July 31, 2008, as exhibit 4.10 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

4.2	Form of Class “A” Warrant - filed July 31, 2008, as exhibit 4.8 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

4.3	Form of Class “B” Warrant - filed July 31, 2008, as exhibit 4.9 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.1	Non-exclusive Special Advisory Services Agreement with Peltz Capital Management, LLC – Warrant and Registration Rights Agreement; Inclusive - October 30, 2008 filed November 5, 2008, as exhibit 10.1 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.2	Employment Agreement dated July 15, 2008 between Single Touch Interactive, Inc. and Anthony Macaluso- filed July 31, 2008, as exhibit 10.9 with the registrant’s Current Report on Form 8-K (SEC

File No. 333-73004); which exhibit is incorporated herein by reference.

SINGLE TOUCH SYSTEMS, INC.

10.3	2008 Stock Option Plan for Single Touch Systems, Inc. (formerly Hosting Site Network, Inc.) - filed July 31, 2008, as exhibit 10.10 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.4	Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems, Inc. (formerly known as Hosting Site Network, Inc.), Single Touch Acquisition Corp. and Single Touch Interactive, Inc.- filed June 3, 2008, as exhibit 10.1 with the registrant’s Current Report on Form 8-K

(SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.5	Addendum to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems, Inc. (formerly known as Hosting Site Network, Inc.), Single Touch Acquisition Corp. and Single Touch Interactive, Inc.- dated May 29, 2008, filed June 3, 2008, as exhibit 2.1 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.6	Second Addendum to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems, Inc. (formerly known as Hosting Site Network, Inc.), Single Touch Acquisition Corp. and Single Touch Interactive, Inc.- dated June 10, 2008, filed June20, 2008, as exhibit 10.1 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.7	Third Addendum to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems, Inc. (formerly known as Hosting Site Network, Inc.), Single Touch Acquisition Corp. and Single Touch Interactive, Inc.- dated June 27, 2008, filed July14, 2008, as exhibit 10.1 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.8	Fourth Addendum to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems, Inc. (formerly known as Hosting Site Network, Inc.), Single Touch Acquisition Corp. and Single Touch Interactive, Inc.- dated July22, 2008, filed July31, 2008, as exhibit 2.5 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.9	Fifth Addendum to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems, Inc. (formerly known as Hosting Site Network, Inc.), Single Touch Acquisition Corp. and Single Touch Interactive, Inc.- dated July24, 2008, filed July31, 2008, as exhibit 2.6 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

21	List of Subsidiaries - filed July 31, 2008, as exhibit 21 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

Single Touch Systems, Inc. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

SINGLE TOUCH SYSTEMS, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Single Touch Systems, Inc.

Date: February 22, 2009	By: /s/ Anthony Macaluso, President

Anthony Macaluso, President
Principal Executive Officer
Principal Financial Officer