Form 10-Q
period 2009-03-31
SINGLE TOUCH SYSTEMS INC
filed 2009-05-20
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No
The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2009: 59,515,540 shares of common stock

SINGLE TOUCH SYSTEMS, INC. Contents

		Page
		Number
PART I	FINANCIAL INFORMATION
Item 1	Interim Financial Statements
	March 31, 2009
	Balance Sheet	3
	Statement of Operations	4
	Statement of Cash Flows	5
	Notes to the Interim Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4T	Controls and Procedures	25
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	25
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3	Defaults Upon Senior Securities	25
Item 4	Submission of Matters to a Vote of Security Holders	25
Item 5	Other Information	25
Item 6	Exhibits	26
SIGNATURES		28

SINGLE TOUCH SYSTEMS INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	September 30,
	2009	2008

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,182	$175,061
Accounts receivable - trade	162,617	284,985
Accounts receivable - related party	17,910	66,457
Prepaid expenses and other current assets	8,170,169	65,468

Total current assets	8,352,878	591,971

Property and equipment, net	293,157	315,163

Other assets:
Capitalized software development costs, net	754,383	609,078
Deferred offering costs	-	50,988
Deposits and other assets	30,282	15,282

Total other assets	784,665	675,348

Total assets	$9,430,700	$1,582,482

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,843,557	$1,257,448
Accrued compensation – related party	22,917	13,020
Current portion of notes payable – related parties	591,533	365,530
Note payable – other	1,288,304	-
Convertible debentures – related parties,	681,395	-
including accrued interest, net of discount		-
Convertible debentures and accrued interest, net of discount	-	181,887
Deferred income	-	249,329

Total current liabilities	4,427,706	2,067,214
Long term liabilities
Notes payable – related parties	-	-
Derivative warrant liability	9,928,540	-

Total liabilities	14,356,246	2,067,214

Stockholders' (Deficit):
Preferred stock,$.0001 par value, 5,000,000 shares authorized;
none outstanding
Common stock, $.001 par value; 200,000,000 shares authorized;
Issued and outstanding:
59,515,540 shares at March 31, 2009, and	59,515	59,505
59,505,540 shares at September 30, 2008
Additional paid-in capital	86,529,973	87,099,272
Accumulated deficit	(91,515,034)	(87,643,509)

Total stockholders' (deficit)	(4,925,546)	(484,732)

Total liabilities and stockholders’ (deficit)	$9,430,700	$1,582,482

The accompanying notes are an integral part of these financial statements 3

SINGLE TOUCH SYSTEMS INC. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
	For the Three Months ended		For the Six Months ended
	March 31,		March 31,
	2009	2008	2009	2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Wireless applications	$122,659	$465,858	$641,894	$888,189

Total revenue	122,659	465,858	641,894	888,189

Operating expenses:
Royalties and application costs	222,218	230,186	437,045	372,448
Software development costs	151,214	217,067	319,846	400,430
Research and development	13,104	51,548	28,381	97,479
Stock based compensation – non employees	3,457,876	360,500	5,763,127	360,500
Advisory and consulting services	64,227	216,875	222,020	462,565
Professional fees	110,795	98,825	207,674	143,634
Salaries and wages	354,145	1,186,923	734,734	1,425,321
Officers’ compensation	68,750	593,750	124,480	1,187,500
Travel expenses	47,695	141,443	80,596	865,327
General and administrative	174,815	151,218	348,904	310,114

Total operating expenses	4,664,839	3,248,335	8,266,807	5,625,318

Loss from operations	(4,542,180)	(2,782,477)	(7,624,913)	(4,737,129)

Other income (expenses):
Changes in fair value of
derivative and warrant liability	4,932,722	-	3,902,964	-
Interest expense	(91,320)	(873,743)	(148,550)	(1,252,023)
Interest income	-	-	-	-

Net income (loss) before income taxes	299,222	(3,656,220)	(3,870,499)	(5,989,152)
Provision for income taxes	-	-	(1,026)	(800)

Net income (loss)	$299,222	$(3,656,220)	$(3,871,525)	$(5,989,952)

Basic and diluted net income (loss) per share	$0.01	$(0.08)	$(0.07)	$(0.14)

Weighted average shares outstanding	59,509,984	44,278,104	59,507,738	42,404,004

The accompanying notes are an integral part of these financial statements 4

SINGLE TOUCH SYSTEMS INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
	For the Six Months ended
	March 31,
	2009	2008

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,871,525)	$(5,989,952)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	41,788	34,795
Amortization expense - software development costs	319,846	400,430
Amortization expense – discount of convertible debt	-	1,013,443
Stock based compensation – employees	-	1,039,500
Stock based compensation – non employees	5,763,127	360,500
(Increase) decrease in assets
(Increase) decrease in accounts receivable	170,917	(142,172)
(Increase) decrease in prepaid expenses	5,515	227,670
(Increase) decrease in deposits and other assets	4,148	-
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	358,271	263,863
Increase (decrease) in accrued compensation due related party	11,366	1,050,000
Increase (decrease) in accrued expenses	226,370	164,866
Increase (decrease) in accrued interest	79,306	238,578
Increase (decrease) in deferred income	(249,329)	(515,964)
Increase in derivative and warrant liability	(3,902,964)	-

Net cash used in operating activities	(1,043,164)	(1,854,443)

Cash flows from investing activities:
Purchase of property and equipment	(19,782)	(11,493)
Capitalized software development costs	(465,151)	(357,507)

Net cash used in investing activities	(484,933)	(369,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	150	-
Proceeds received from related parties	754,200	1,735,000
Repayments on related party advances	(639,132)	-
Proceeds from issuance of debt to others	1,250,000	1,900,000
Finance costs	(10,000)	-

Net cash provided by financing activities	1,355,218	3,635,000

Net increase (decrease) in cash	(172,879)	1,411,557
Beginning balance – cash	175,061	61,621

Ending balance – cash	$2,182	$1,473,178

Supplemental information:
Interest expense paid	$73,402	$-

Income taxes paid	$-	$-

Non-cash investing and financing activities:

In October 2008, the Company granted a warrant to an advisory for services. The warrant allows the Advisor to purchase the greater 5,952,362 common shares or 5.2% of the outstanding common shares of the company, calculated on a fully dilutive basis. The terms also allows for a cashless-exercise. The warrant was originally valued at $13,831,504 and capitalized as a prepaid expense. It is being charged to operations over the one year term of the consulting agreement. Based upon the terms of the warrant, the Company considers it to be a derivative and is including the fair value of the warrant in its liabilities (see Note 12).

During the first quarter of 2008, the Company charged $281,882 to equity relating to the amortization of discounts on related party convertible debt (See Note 12)

The accompanying notes are an integral part of these financial statements 5

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (UNAUDITED)

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

Basis of Presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2009, and the results of its operations and cash flows for the three months and six-months ended March 31, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 filed with the Commission on December 29, 2008..

The accompanying condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has accumulated operating losses since its inception (May 31, 2000). In addition, the Company has used ongoing working capital in its operations. At March 31, 2009, its accumulated deficit amounted to $91,515,034.

In view of current matters, the continuation of the Company’s operations is dependent on revenue from its licensing of its technologies and related services advancements made by its officers, and the raising capital through the sale of its equity instruments or issuance of debt. Management believes that these sources of funds will allow the Company to continue as a going concern through 2009. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations. In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Certain reclassifications have been made to conform the 2008 amounts to 2009 classifications for comparative purposes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Single Touch Systems Inc. and its wholly owned subsidiaries, Single Touch Interactive, Inc, and HSN, Inc. an inactive company formed in New Jersey on August 21, 2001. Intercompany transactions and balances have been eliminated in consolidation.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (UNAUDITED)

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. At March 31, 2009 and 2008, the Company did not believe there was any impairment of its long-lived assets.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (UNAUDITED)

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

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure - An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three and six month period ended March 31, 2009, the Company recognized stock based compensation of $3,457,846 and $5,763,127, respectively, from the granting of a common stock warrant to an advisor (See Note 12). During the three and six month period ended March 31, 2008, the Company recognized stock based compensation of $1,400,000 through the issuance of 1,000,000 shares of its common stock to employees and a consultant. Of the $1,400,000, $360,500 was attributed to shares issued to the advisor and $1,039,500 was attributed to shares issued to employees. The $1,039,500 has been included in salaries and wages.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2009 include 30,993,362 warrants, and $2,392,957 of debt convertible into 29,911,963 shares of the Company’s common stock that have been excluded from the computation of diluted net loss per share. Potential common shares as of March 31, 2008 were 6,774,000 warrants, and $3,096,000 of debt convertible into 2,211,428 shares of the Company’s common stock that have been excluded from the computation of diluted net loss per share. These potential common shares are excluded because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 120,415,309 and 51,052,104 for the three months ended March 31, 2009 and 2008, respectively, and 120,347,652, and 49,178,004 for the six months ended March 31, 2009 and 2008, respectively

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (UNAUDITED)

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Concentration of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time-to-time exceed the federally insured limit.

During the three months and six months ended March 31, 2009, significantly all of the Company’s revenue was generated from contracts with ten customers. During the three months and six months ended March 31, 2008, significantly all of the Company’s revenue was generated from contracts with seven customers. Fees from one customer in both years were collected and paid to the Company by a related party.

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

Recent Accounting Pronouncements

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

The adoption of SFAS No 160 has not had a significant impact on our financial statements.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (UNAUDITED)

FASB issued Staff Position No. 142-3 - In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for the Company in the first quarter of 2009. The adoption of FSP 142-3 has not had a significant impact on our financial statements.

FASB issued Staff Position No. EITF 03-6-1 - In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for the Company in the first quarter of 2009. The adoption of EITF 03-6-1 has not had a significant impact on our financial statements

SFAS No. 157 - The Company adopted in the first quarter of fiscal 2009, the Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The effect on the Company’s periodic fair value measurements for financial and non-financial assets and liabilities was not material.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our financial statements or the fair values of our financial assets and liabilities.

In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our financial statements.

December 2007, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements, which applies to collaborative arrangements that are conducted by the participants without the creation of a separate legal entity for the arrangement and clarifies, among other things, how to determine whether a collaborative arrangement is within the scope of this issue. EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF Issue No. 07-1 did not have a significant impact on our financial statements.

3. Accounts Receivable

Fees earned but not paid as of March 31, 2009, net of any revenue sharing, amounted to $162,617, of which $17,910 is due, respectively, from a related party (see Note 10 - Related Party Transactions).

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (UNAUDITED)

4. Property and Equipment

The following is a summary of property and equipment:

March 31, 2009
Computer hardware	$501,791
Equipment	46,731
Office furniture	37,194

585,716
Less: accumulated depreciation	(271,665)

$293,157

Depreciation expense for the three months ended March 31, 2009 and 2008 were $20,894 and $22,114, respectively.
Depreciation expense for the six months ended March 31, 2009 and 2008 were $41,788 and $34,795, respectively.

5. Capitalized Software Development Costs

The following is a summary of capitalized software development costs at March 31, 2009:

Beginning balance – Oct. 1, 2008	$609,078
Additions	465,151
Amortization	(319,846)
Charge-offs	-

$754,383

Amortization expense for the remaining estimated lives of these costs are as follows:

March 31,
2010	$361,358
2011	393,025

$754,383

6. Income Taxes

As of March 31, 2009, for income tax purposes, the Company has unused operating loss carryforwards of approximately $26,000,000, which may provide future federal tax benefits of approximately $8,800,000 which expire in various years through 2029 and future state benefits of approximately $2,200,000 which expire in various years through 2019.

An allowance of $11,000,000 has been provided to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize. Timing differences between expenses deducted for income tax and deducted for financial reporting purposes are insignificant and have no material impact to the differences in the reporting of income taxes.

The provisions for income tax expense for the six months ended March 31, 2009 and 2008 are as follows:

		2009	2008
Current
Federal		$-	$-
State		1,026	800

	Total income tax expense	$1,026	$800

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (UNAUDITED)

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

In March 2008, the total amount of debt and accrued interest totaling $3,395,584 was converted into 2,361,219 shares of the Company’s common stock. In addition, during the year, the Company issued an additional 2,211,460 to the debt holders pursuant to the terms of the anti-dilution provisions of the respective loan agreements. The Company valued the additional shares issued at par value.

8. Related Parties – Loan Activities

Note payable - officer

The Company’s president has assisted in funding the operations of the Company through loan advances of which a portion has been repaid. Initially, the outstanding balance, including accrued interest that was assessed at a rate of 8% per annum, was fully due and payable on December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due him on that date including accrued interest and accrued compensation totaling $2,319,512 was evidence by a convertible promissory note bearing interest at an annual rate of 8%. Interest is payable monthly and the principal outstanding balance is payable on demand. If no demand is made, than the principal balance and any accrued interest is fully due and payable on July 15, 2010. Any portion of the outstanding principal loan balance is convertible into shares of the Company’s common stock at a price of $0.08 per share.

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

Interest charged to operations relating to these notes for the three months ended March 31, 2009 and 2008 amounted to $45,755 and $38,848 respectively. Interest charged to operations relating to these notes for the six months ended March 31, 2009 and 2008 amounted to $92,526 and $61,288, respectively.

A summary of the balance due the Company’s president as of March 31, 2008 is as follows:

Principal balance due	$ 2,230,868
Accrued interest	10,332
Less: discount	(1,584,149)
$ 657,051

For the three months and six months ended March 31, 2009, the Company charged $278,731 and $551,962, respectively, to equity on the amortization of the discount.

In addition, the Company’s President and family members have made additional advances to the Company. The balance of these advances as of March 31, 2009 amounted to $100,000. These loans are unsecured and non-interest bearing.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (UNAUDITED)

Note Payable - Activate, Inc.

Activate, Inc. (“Activate”), a corporation wholly owned by the Company’s President has advanced the Company $50,000. Under the original terms of the loan, the advance was assessed interest at an annual rate of 8% and was fully due and payable with accrued interest in December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due Activate on that date including accrued interest totaling $73,445 was evidence by a convertible promissory note bearing interest at an annual rate of 8%. Interest is payable monthly and the principal outstanding balance is payable on demand. If no demand is made, than the principal balance and any accrued interest is fully due and payable on July 15, 2010. Any portion of the outstanding principal loan balance is convertible into shares of the Company’s common stock at a price of $0.08 per share. The Company accounted for the modification of the debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and APB Opinion 26, and recognized a gain on the modification of $73,445 that was charged to equity. The convertible debt was recorded net of a discount that includes BCF amounting to $73,445. The discount is being amortized to equity over the life of the debt using the effective interest method.

Interest charged to operations relating to these notes for the three months ended March 31, 2009 and 2008 amounted to $1,449 and $750, respectively. Interest charged to operations relating to these notes for the six months ended March 31, 2009 and 2008 amounted to $2,930 and $2,141, respectively.

A summary of the balance due the Activate as of March 31, 2009 is as follows:

2008
Principal balance due	$69,994
Accrued interest	4,510
Less: discount	(50,160)
$24,344

For the three months and six months ended March 31, 2009, the Company charged $8,826 and $17,477, respectively, to equity on the amortization of the discount.

In addition to the above, Activate has advanced an additional $98,000 to the Company. The $98,000 is non-interest bearing and due on demand.

Note Payable - Activate Sports LLC

Activate Sports LLC (“Sports”) made a $350,000 advance to the Company. Sports is wholly owned by the Company’s President. Under the original terms of the loan, the advance was assessed interest an annual rate of 8% and was fully due and payable along with accrued interest in December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due Activate on that date including accrued interest totaling $561,558 was evidence by a convertible promissory note bearing interest at an annual rate of 8%. Interest is payable monthly and the principal outstanding balance is payable on demand. If no demand is made, than the principal balance and any accrued interest is fully due and payable on July 15, 2010. Any portion of the outstanding principal loan balance is convertible into shares of the Company’s common stock at a price of $0.08 per share.

The Company accounted for the modification of the debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and APB Opinion 26, and recognized a gain on the modification of $561,558 that was charged to equity. The convertible debt was recorded net of a discount that includes BCF amounting to $561,558. The discount is being amortized to equity over the life of the debt using the effective interest method On September 16, 2008, the principal balance of the loan amounting to $561,558 was converted in 7,019,475 shares of the Company’s common stock. Interest charged to operations for the three months and six months ended March 31, 2008, amounted to $5,734 and $16,372, respectively.

Other Related Party Loans

A Company director and an affiliate of the director advanced funds to the Company. The balance of the advances began accruing interest in December 2008. The balance owed as of March 31, 2009 including accrued interest totaled $393.533. Interest charged to operations during the three months and six months ended March 31, 2009 amounted to $7,694 and $9,533, respectively.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (UNAUDITED)

9. Notes Payable - Other

On December 5, 2008, the Company entered into a Loan and Security Agreement with a third party for a total loan of $1,000,000. Proceeds from the loan will be net of any loan fees incurred by lender. The loan bears interest at an annual rate of 10% per annum and accrued interest is payable 90 days after the loan proceeds are received. Principal and unpaid accrued interest are fully due and payable on June 9, 2009. All related party debt is subordinate to this loan. The loan has been guaranteed by the Company’s President, and is secured by the Company’s assets. Interest charged to operations on this loan for the three months and six-months ended March 31, 2009 amounted to $25,000 and $30,222, respectively.

Also in December 2008, the Company borrowed $250,000 from an unrelated third party. The loan is assessed interest at an annual rate of 10% and principal and interest are fully due and payable in June 2009. Interest charged to operations on this loan for the three months and six-months ended March 31, 2009 amounted to $6,164 and $8,082, respectively.

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

The Company’s level 3 assets include cash, accounts payable and accrued expense, which due to their short-term maturities are valued at net book value.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (UNAUDITED)

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis.

		March 31, 2009
		Fair Value Measurements*
	Level 1	Level 2	Level 3	Fair Value

Assets
Cash	$-	$-	$2,182	$2,182
Liabilities
Accounts payable and
accrued expenses	$-	$-	$1,866,474	$1,866,474
Derivative and
warrant liability	$-	$9,928,540	$-	$9,928,540

Derivative and
Warrant Liability
Balance – October 1, 2008
Transfers into Level 2	$13,831,504
Total realized and unrealized gains
Included in operations	(3,902,964)

Balance –March 31, 2009	$9,928,540

*	Level 1	Quoted prices in active markets identical assets
	Level 2	Significant other observable inputs
	Level 3	Significant unobservable inputs
	Fair Value	Assets/Liabilities at fair value

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

Revenue recognized during the three months ended March 31, 2009 and 2008 under this agreement amounted to $0 and $233,091, respectively. Revenue recognized during the six months ended March 31, 2009 and 2008 under this agreement amounted to $249,328 and $457,234, respectively.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (UNAUDITED)

12. Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the three months ended March 31, 2009, the Company issued 10,000 shares of its common stock through the exercise of warrants. The Company received the total exercise price of $150 on the issuance.

During the three months ended March 31, 2008, the Company issued 2,500,000 shares of its common stock to its President in exchange for the cancellation of $375,000 of indebtedness due him.

During the three months ended March 31, 2008, the Company issued 66,946 shares of its common stock to certain convertible note holders as payment of accrued interest totaling $133,892.

During the three months ended March 31, 2008, the Company issued 1,000,000 shares of its common stock to employees and an advisor for services rendered. The Company valued the 1,000,000 shares at $1,400,000 and charged it to operations. During the three months ended March 31, 2008, the Company issued 2,211,427 shares of its common stock to certain convertible note holders in consideration for the cancellation of the indebtedness and accrued interest totaling $3,096,000.

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

As discussed in Note 7, under a private offering, the Company issued 2,640,000 Class A Warrants and 2,640,000 Class B Warrants Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $1.60 per share for a period of 18 months from date of grant. Each Class B Warrant entitles the holder to purchase one share of common stock at a price of $2.05 per share for a period of 18 months from date of grant. As the exercise price of both the Class A and Class B Warrants were greater than the market price of the Company’s common stock of $0.25 at date of grants, no compensation expense was recognized

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (UNAUDITED)

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

On October 30, 2008, the Company entered into a Non-exclusive Special Advisory Services Agreement with Peltz Capital Management, LLC, a Delaware limited liability company (“Peltz”). The Agreement ends on September 30, 2009; but will be renewed for up to two additional one-year terms commencing on September 30 of each year unless on or prior to September 20th of such year either party delivers a notice of non-renewal to the other (in which case the Agreement shall terminate on the date set forth in the notice). The agreement is also terminable upon thirty days notice by either party. Inclusive with this Non-exclusive Special Advisory Services Agreement is the Warrant and a Registration Rights Agreement. In consideration for the services to be rendered under the terms of the agreement, the Company granted to Peltz a warrant for the purchase of the greater of Five Million Nine Hundred Fifty Two Thousand Three Hundred Sixty Two (5,952,362) shares of common stock of the Company or 5.2% of the total outstanding common stock of the Company, computed on a fully dilutive basis. The Warrants can be exercised at a price of $2.10 per share and expire five years from the date of grant. The Warrant contains various penalty and non-dilution clauses which if triggered could reduce the exercise price of the warrants and/or require the company to issue additional warrants. The Warrant contains cashless exercise provisions and the Registration Rights Agreement provides some contingent registration rights as described in the agreement. The initial third of the warrants vested upon execution of the agreement and the remaining warrants vest over a two-month period.

The 5,952,362 warrants were valued at $13,831,504 using the Black-Sholes Option Model based upon an expected life of 5 years, risk free interest rate of 2.84%, and expected volatility of 94%. At the date of grant, the Company’s common stock had a trading price of $3.00 per share. The Company is charging the $13,831,504 to operations as compensation expense over the initial twelve months of the agreement. Consulting expense charged to operations during the three months and six months ended March 31, 2009 totaled $ 3,457,876 and $5,763,127, respectively..

Due to the terms of the warrant, the Company has accounted for the warrant pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and initially recorded the $13,831,504 as a derivative liability. As March 31, 2009, the Company valued the liability at $9,928,540 using the Black-Sholes Option Model based upon an expected life of 5 years, risk free interest rate of 1.67%, expected volatility of approximately 93%., and a per share market price of the Company’s underlying stock of $2.35. The $3,902,964 decrease in the derivative liability was credited to operations during the six months ended March 31,2009. .

In February 2009, Warrants for 10,000 shares of the Company’s common stock were exercised at a total purchase price of $150.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (UNAUDITED)

A summary of outstanding stock warrants and options is as follows:

		Weighted Average
	Number of Shares		Exercise Price
Outstanding – September 30, 2008	31,003,362		$1.37
Granted	-		-
Exercised	(10,000)	$	(,015)
Cancelled	-		-

Outstanding – March 31, 2009	30,993,362		$1.37

Of the 30,993,362 options and warrants granted at March 31, 2009; 28,318,362 are exercisable.

13. Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California which expires on July 31, 2010. In addition to paying rent, the Company is also required to pay its prorata share of the property’s operating expenses.

A schedule of minimum lease payments under the leases is as follows:

Year Ended
March 31,
2010	$107,622
2011	35,874

$143,496

Rent expense for the three months ended March 31 2009 and 2008 was $26,906 and $26,122, respectively. Rent expense for the six months ended March 31 2009 and 2008 was $53,811 and $52,244, respectively

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

14. Subsequent Events

On April 7, 2009, Teligence (U.S.), Inc. served the Company a complaint arising from an agreement between them as successors in interest and our wholly owned subsidiary Single Touch Interactive. The complaint was filed in the First Judicial District of the State of Nevada in and for Carson City. The plaintiff is seeking recovery from an alleged Breach of Contract to collect claimed past due amounts payable by Single Touch Interactive, Inc of approximately $350,000. Other causes of action are asserted in the demand including conversion, fraud and constructive trust. The Company has engaged litigation counsel to defend the case and was informed a default judgment was entered. The Company’s litigation attorneys are in the process of filing an answer and moving to set aside the default. The Company continues to provide services to Teligence under the agreement.

On April 14, 2009, LavaLife, Corp. served the Company a complaint. The complaint was filed in the United States District Court Southern District of New York. The plaintiff is seeking recovery primarily originating from an alleged Breach of Contract and Breach of the Covenant of Good Faith to collect the amounts claimed payable by the Company of approximately $375,000. Management does not believe any of the claims have merit and will vigorously defend any claims for damages on those causes of action. The amount Plaintiff is seeking dramatically exceeds the total amount ever collected by the various carriers related to Lavalife products. The Company has and continues to be current on amounts due LavaLife pursuant to the Master Services Agreement and the Company continues to provide services to Lavalife under the agreement. The Company was recently served and has not yet engaged litigation counsel to defend the case.

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

The Company’s Level 2 assets consist of a derivative and warrant liability. The Company determines the fair value of its Level 2 assets based upon the trading prices of its common stock on the date of issuance and when applicable, on the last day of the quarter. The Company uses the Black-Sholes Option Model in valuing the fair value of level 2 assets. Changes in fair value of derivative and warrant liability income of $4,932,722 was significant during the current period. This change was a result of our lower stock price on the fair value calculations.

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

Results of Operations

Results of Operations for the Three-Months Ended March 31, 2009 and March 31, 2008

The Company reports a net income of $299,222 for the three-months ended March 31, 2009 versus a net loss of $3,656,220 for the three-month period ending March 31, 2008. A large component of the net income for the three month perios was a result of changes in fair value of derivative and warrant liability income, not profits from operations.

The net income for the three-month period ended March 31, 2009 includes changes in fair value of derivative and warrant liability income of $4,932,722; stock based compensation expense for non-employees of $3,457,876; salary and wages totaling $354,145; and, general and administrative expenses of $174,815. Revenues for the period were $122,659.

The net loss for the three-month period ended March 31, 2008 includes officers’ compensation of $593,750; salary and wages totaling $1,186,923; and, general and administrative expenses of $151,218. Revenues for the period were $465,858.

Our largest expense during the three months ended March 31, 2009 was stock based compensation for non-employees of $3,457,876. With the exception of our stock base compensation, our operating expenses during the three months ended March 31, 2009 were actually lower than the operating expenses incurred during the same three month period in 2008. The majority of the reduction was due to lower officer’s compensation, salaries and wages. Travel expenses were also down significantly from prior periods.

SINGLE TOUCH SYSTEMS, INC.

Revenues

Revenues for the three month period ending March 31, 2009 were $122,659 resulting in a decrease of approximately 70% from revenues of $465,858 for the comparable period in 2008.

We continue to experience lower sales from some of our ADC programs that transitioned in advertising from Motricity to Play-phone and Thumb-play. The efforts of the new advertisers for the MTV and BET programs have not generated significantly improved sales.

We have begun initial rollout of new ADC programs which we expect to shift revenue dependence from media download end users which often are proportionate to advertising directed by our customers, to value added services involving traditional retailers and service providers. ADC enhanced messaging services and couponing is expected to provide us with a greatly expanded revenue potential serving a much broader end user base. These programs can be implemented at point of sale as a convenience to the end user motivated as a cost savings to the retailer/service provider.

Changes in Assets and Liabilities

At March 31, 2009, we had total assets of $9,430,700 and total liabilities of $14,356,246; comparably, at March 31, 2008, we had total assets of $2,644,502 and total liabilities of 9,520,493. Of the total assets at March 31, 2009 of $9,430,700, $8,068,377 pertains to the unamortized portion of the fair value of the warrants issued to our special advisor that was classified to prepaid expense. We are amortizing the fair value of the warrant over the initial one year term of the consulting agreement. Total assets at March 31, 2009, excluding the prepaid consulting, amounts to $1,362,323, which is $1,282,179 less than our total assets in 2008 of $2,644,502.

Of the total liabilities at March 31, 2009 of $14,356,246, $9,928,540 pertains to the derivative liability of the above indicated warrant. Total liabilities at March 31, 2009 excluding the derivative warrant liability totaled $4,427,706, which is 5,092,787 lower than our total liabilities at March 31, 2008. The decrease in 2009 over 2008 is due to the reduction in accrued stock based compensation that was owed our President of $2,625,000 and indebtedness due third parties totaling $1,900,000 that was paid subsequently through the issuance of shares of our common stock/.

Liquidity and Capital Resources

During the six-month period ending March 31, 2009 the Company’s cash position decreased by $172,879. Cash used in operating activities totaled $1,043,164; cash used in investing activities totaled $484,933, for purchase of property and equipment of $19,782 and capitalized software development costs of $465,151; and, cash provided by financing activities primarily through the issuance of debt to others was $1,355,218.

As of March 31, 2009, our available cash amounted to $2,182, which is insufficient to meet all of our current financial obligations and continue funding our operations. Our current cash requirement to maintain operations at existing operational levels is approximately $400,000 per month. Management continues to address our cash requirements through developing revenue with new ADC products, expanding our customer base and through the issuance of debt and equity instruments.

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

We are currently having difficulty making our payroll obligations and if conditions do not improve we will have to eliminate more of our staff. Some of our staff have foregone salary and continue to provide services to the company. We cannot be sure how long they will be able to continue these efforts for the company and will have to seek other employment.

We are currently having difficulty making timely payments on our operational obligations. We have been able to maintain services and support to our customers. We have fallen behind in payments on some of our obligations but continue to make payments to bring those obligations current.

SINGLE TOUCH SYSTEMS, INC.

We are unable to predict the duration, extent or trends related to the current credit and capital markets. We do expect to continue to experience difficulty financing our short term cash requirements as a result of these struggling markets and the U.S. Economy in general. Also, we may not be able to get terms favorable to the company or the existing shareholders if we are able to secure additional financing.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based upon current operating levels, we may require additional capital or significant reconfiguration of our operations to sustain our operations for the foreseeable future. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives. We are partially dependent upon our officers and other insiders to provide working capital. However, there can be no assurance that these loans and capital advances will continue in the future. We intend to generate sufficient revenues from our wireless services to fund our business plan. There can be no assurance that we will be successful in raising additional funds.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities

SINGLE TOUCH SYSTEMS, INC.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Macaluso, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

SINGLE TOUCH SYSTEMS, INC.

Part II OTHER INFORMATION

Item 1 Legal Proceedings

On April 7, 2009, Teligence (U.S.), Inc. served the Company a complaint arising from an agreement between them as successors in interest and our wholly owned subsidiary Single Touch Interactive. The complaint was filed in the First Judicial District of the State of Nevada in and for Carson City. The plaintiff is seeking recovery from an alleged Breach of Contract to collect claimed past due amounts payable by Single Touch Interactive, Inc of approximately $350,000. Other causes of action are asserted in the demand including conversion, fraud and constructive trust. The Company has engaged litigation counsel to defend the case and was informed a default judgment was entered. The Company’s litigation attorneys are in the process of filing an answer and moving to set aside the default. The Company continues to provide services to Teligence under the agreement.

On April 14, 2009, LavaLife, Corp. served Single Touch Interactive, Inc. a complaint. The complaint was filed in the United States District Court Southern District of New York. The plaintiff is seeking recovery primarily originating from an alleged Breach of Contract and Breach of the Covenant of Good Faith to collect the amounts claimed payable by Single Touch Interactive, Inc of approximately $375,000. We do not believe any of the claims have merit and will vigorously defend any claims for damages on those causes of action. The amount claimed dramatically exceeds the total amount ever collected by the various carriers related to Lavalife products. We have and continue to be current on amounts due LavaLife pursuant to the Master Services Agreement and we continue to provide services to Lavalife under the agreement. We were recently served and have not yet engaged litigation counsel to defend the case.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, the Company issued 10,000 shares of its common stock through the exercise of warrants. The Company received the total exercise price of $150 on the issuance.

All sales were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our securities took them for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

Item 3	Defaults Upon Senior Securities
None, for the period ending March 31, 2009
Item 4	Submission of Matters to a Vote of Security Holders
None for the period ending March 31, 2009
Item 5	Other Information
None, for the period ending March 31, 2009

SINGLE TOUCH SYSTEMS, INC.

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

SINGLE TOUCH SYSTEMS, INC.

Item 6 Exhibits and Reports (continuation)

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

Single Touch Systems, Inc.

Date: May 20, 2009	By: /s/ Anthony Macaluso, President

Anthony Macaluso, President
Principal Executive Officer
Principal Financial Officer