Form 10-Q
period 2009-06-30
SINGLE TOUCH SYSTEMS INC
filed 2009-08-19
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No
The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2009: 63,206,017 shares of common stock

SINGLE TOUCH SYSTEMS, INC. Contents

		Page
		Number
PART I	FINANCIAL INFORMATION
Item 1	Interim Financial Statements
	June 30, 2009
	Balance Sheet	3
	Statement of Operations	4
	Statement of Cash Flows	5
	Notes to the Interim Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4T	Controls and Procedures	27
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	28
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3	Defaults Upon Senior Securities	28
Item 4	Submission of Matters to a Vote of Security Holders	28
Item 5	Other Information	28
Item 6	Exhibits	29
SIGNATURES		31

SINGLE TOUCH SYSTEMS, INC. Condensed Consolidated Balance Sheets
	June 30,	September 30,
	2009	2008

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$45,788	$175,061
Accounts receivable - trade	162,535	284,985
Accounts receivable - related party	24,014	66,457
Employee loans receivable	278,843	-
Prepaid consulting fee	4,610,501	-
Prepaid expenses	48,455	65,468
Deferred loan costs	48,549	-

Total current assets	5,218,685	591,971

Property and equipment, net	272,263	315,163

Other assets:
Capitalized software development costs, net	636,763	609,078
Intangible assets:
Patents	200,000	-
Deferred offering costs	-	50,988
Deposits and other assets	15,282	15,282

Total other assets	852,045	675,348

Total assets	$6,342,993	$1,582,482

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,649,520	$1,145,448
Accrued compensation	415,656	112,000
Accrued compensation – related party	22,917	13,020
Current portion of notes payable – related parties	1,452,038	365,530
Note payable – other	989,335	-
Convertible debentures – related parties,
including accrued interest, net of discount	1,024,968	-
Convertible debentures and accrued interest, net of discount	-	181,887
Deferred income	-	249,329

Total current liabilities	5,554,434	2,067,214
Long term liabilities
Derivative warrant liability	4,199,875	-

Total liabilities	9,754,309	2,067,214

Stockholders' (Deficit):
Preferred stock,$.0001 par value, 5,000,000 shares authorized;
none outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
Issued and outstanding:
63,206,017 shares at June 30, 2009, and
59,505,540 shares at September 30, 2008	63,206	59,505
Additional paid-in capital	91,753,786	87,099,272
Accumulated deficit	(95,228,308)	(87,643,509)

Total stockholders' (deficit)	(3,411,316)	(484,732)

Total liabilities and stockholders’ (deficit)	$6,342,993	$1,582,482

The accompanying notes are an integral part of these financial statements 3

SINGLE TOUCH SYSTEMS, INC. Consolidated Statements of Operations
	For the Three Months ended		For the Nine Months ended
	June 30,		June 30,
	2009	2008	2009	2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Wireless applications	$133,866	$364,857	$775,760	$1,253,045

Operating expenses:
Royalties and application costs	203,570	193,633	640,615	527,080
Software development costs	173,640	252,758	493,486	692,188
Research and development	5,279,631	63,800	5,308,012	161,279
Stock based compensation – non employees	3,457,876	1,932,204	9,221,002	2,292,704
Advisory and consulting services	62,649	161,431	248,951	623,996
Professional fees	66,025	56,458	273,699	200,092
Salaries and wages	44,800	168,095	779,534	1,593,416
Officers’ compensation	24,986	593,750	149,467	1,781,250
Travel expenses	33,649	399,603	114,245	1,264,930
General and administrative	134,147	194,522	518,769	504,637

Total operating expenses	9,480,973	4,016,254	17,747,780	9,641,572

Loss from operations	(9,347,107)	(3,651,397)	(16,972,020)	(8,388,527)

Other income (expenses):
Changes in fair value of
derivative and warrant liability	5,728,665	-	9,631,629	-
Interest expense	(94,831)	(38,787)	(243,382)	(1,290,809)

Net (loss) before income taxes	(3,713,273)	(3,690,184)	(7,583,773)	(9,679,336)
Provision for income taxes	-	-	(1,026)	(800)

Net income (loss)	$(3,713,273)	$(3,690,184)	$(7,584,799)	$(9,680,136)

Basic and diluted net income (loss) per share	$(0.06)	$(0.07)	$(0.13)	$(0.22)

Weighted average shares outstanding	60,655,781	50,205,703	59,890,419	44,995,079

The accompanying notes are an integral part of these financial statements 4

SINGLE TOUCH SYSTEMS, INC. Consolidated Statements of Cash Flows
	For the Nine Months ended
	June 30,
	2009	2008

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,584,799)	$(9,680,136)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	62,682	52,044
Research and development	5,270,851	-
Amortization expense - software development costs	493,485	653,188
Amortization expense – discount of convertible debt	-	1,013,443
Stock based compensation – employees	-	2,614,500
Stock based compensation – non employees	-	2,292,704
(Increase) decrease in assets
(Increase) decrease in accounts receivable	173,905	(179,865)
(Increase) decrease in employee receivables	(278,843)	-
(Increase) decrease in prepaid expenses	9,229,002	226,327
(Increase) decrease in deposits and other assets	62,439	24,569
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	524,637	438,887
Increase (decrease) in accrued compensation due related party	(13,020)	-
Increase (decrease) in accrued expenses	306,009	190,002
Increase (decrease) in accrued interest	128,570	171,745
Increase (decrease) in deferred income	(249,328)	(773,946)
Increase in derivative and warrant liability	(9,631,629)	-

Net cash used in operating activities	(1,506,039)	(2,956,538)

Cash flows from investing activities:
Purchase of property and equipment	(19,782)	(34,022)
Capitalized software development costs	(521,171)	(638,223)

Net cash used in investing activities	(540,953)	(672,245)

Cash flows from financing activities:
Proceeds from issuance of common stock	50,150	-
Proceeds received from related parties	1,499,201	1,735,000
Repayments on related party advances	(646,632)	(571,333)
Proceeds from issuance of debt to others	1,250,000	2,670,000
Repayments on debt to others	(200,000)	-
Finance costs	(35,000)	-

Net cash provided by financing activities	1,917,719	3,833,667

Net increase (decrease) in cash	(129,273)	204,884
Beginning balance – cash	175,061	61,621

Ending balance – cash	$45,788	$266,505

Supplemental information:
Interest expense paid	$110,599	$101,262

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements 5

SINGLE TOUCH SYSTEMS, INC. Consolidated Statements of Cash Flows (Continued)

Non-cash investing and financing activities: In October 2008, the Company granted a warrant to an Advisory for services. The warrant allows the Advisor to purchase the greater of 5,952,362 common shares or 5.2% of the outstanding common shares of the company, calculated on a fully dilutive basis. The terms of the warrant also allows for a cash-exercise. The warrant was originally valued at $13,831,504 and capitalized as a prepaid expense. It is being charged to operations over the one year term of the consulting agreement. Based upon the terms of the warrant, the Company considers it to be a derivative and is including the fair value of the warrant in its liabilities (see Note 14).

During the nine-months ended June 30, 2009, the Company charged $862,786 to equity relating to the amortization of discounts on related party convertible debts (See Note 10).

During the nine-months ended June 30, 2009, the Company issued 10,000 shares of its common stock through the exercise of warrants. The total exercise price amounted to $150.

In June 2009, the Company issued 3,666,667 shares of its common stock and granted warrants to purchase 1,833,334 shares of its common stock in consideration for patents and other intellectual property. The property was valued at the fair value of the shares issued and warrants granted totaling $5,470,851. Of this total, $200,000 was capitalized as patent costs and the remaining $5,270,851 expensed as research and development costs (see Note 7).

In June 2009, the Company entered onto a loan extension with Fort Ashford. As part of the consideration for the extension, the loan was increased by $25,000. The Company accounted for the $25,000 increase as a deferred loan fee which is being amortized over the extended life of the loan (see Note 11).

During the nine-months ended June 30, 2008, the Company issued 149,792 shares of its common stock to holders of its convertible debt in consideration for the cancellation of $299,584 accrued interest due them.

During the nine-months ended June 30, 2008, the Company released the 6,700,000 shares of its common stock which was held in escrow in consideration for the cancellation of indebtedness including accrued interest totaling $2,920,000.

During the nine-months ended June 30, 2008, the Company issued 2,500,000 shares of its common stock to its President in exchange for the cancellation of $375,000 of indebtedness due him.

During the nine-months ended June 30, 2008, the Company issued 1,000,000 shares of its common stock to its employees and consultants. The 1,000,000 shares were valued at $1,400,000 of which $1,039,500 was allocated to shares issued to employees and $360,500 was allocated to shares issued to consultants.

During the nine-months ended June 30, 2008, the Company issued 2,278,373 shares of the Company’s common stock in exchange for cancellation of $3,229,892 of convertible debt and accrued interest. Further, the Company issued an additional 2,211,460 shares of its common stock to these convertible note holders as additional consideration. The Company valued these shares at par ($2,211).

During the nine-months ended June 30, 2008, the Company issued warrants to purchase 2,322,000 shares of its common stock at a price of $.88 per share. The warrants were valued at $190,404, which was charged to operations.

During the nine-months ended June 30, 2008, the Company issued warrants to a Director and a consultant to purchase 1,000,000 shares each of its common stock at a price of $.01 per share. These Warrants were valued at $1,741,800, which was charged to operations.

The accompanying notes are an integral part of these financial statements 6

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)
1.	Organization, History and Business

Single Touch Systems Inc. (“the Company’) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc. On May 12, 2008, the Company changed its name to Single Touch Systems Inc.

On July 24, 2008, the Company acquired all of the outstanding shares of Single Touch Interactive, Inc. (“Interactive”), a company incorporated in the state of Nevada on April 2, 2002, in exchange for issuing 42,967,554 shares of its common stock. For financial reporting purposes, the acquisition was treated as a reverse acquisition whereby Interactive operations continue to be reported as if it had actually been the acquirer. Assets and liabilities continue to be reported at Interactive’s historical cost as the Company had nominal assets, liabilities and operations before the reverse acquisition.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2009, and the results of its operations and cash flows for the three months and nine-months ended June 30, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 filed with the Commission on December 29, 2008.

The accompanying unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has accumulated operating losses since its inception (May 31, 2000). In addition, the Company has used ongoing working capital in its operations. At June 30, 2009, its accumulated deficit amounted to $95,205,544.

In view of current matters, the continuation of the Company’s operations is dependent on revenue from its licensing of its technologies and related services, advance made by its officers, and the raising capital through the sale of its equity instruments or issuance of debt. Management believes that these sources of funds will allow the Company to continue as a going concern through 2009. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations. In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Reclassification

Certain reclassifications have been made to conform the 2008 amounts to 2009 classifications for comparative purposes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Single Touch Systems Inc. and its wholly owned subsidiaries, Single Touch Interactive, Inc, and HSN, Inc. (an inactive company formed in New Jersey on August 21, 2001). Intercompany transactions and balances have been eliminated in consolidation.

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

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

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

Advanced licensing fees received with minimum guarantees where it cannot determine the fee earned are recognized in income on the straight line basis over the term of the license in accordance with SFAS No. 50’ Financial Reporting in the Record and Music Industry.”

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

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. At June 30, 2009 and 2008, the Company did not believe there was any impairment of its long-lived assets.

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

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure - An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three and nine month period ended June 30, 2009, the Company recognized stock based compensation expense of $3,457,846 and $9,221,002, respectively, from the granting of a common stock warrant to an advisor (See Note 14). During the three and nine month period ended June 30, 2008, the Company recognized stock based compensation expense of $3,332,204 through the issuance of 1,000,000 shares of its common stock to employees and a consultant, and warrants to investors and a director to purchase 4,322,000 shares of the Company’s common stock. Of the $3,332,204 expensed, $2,292,704 was attributed to shares and warrants issued to the advisor, director and investors, and $1,039,500 was attributed to shares issued to employees. The $1,039,500 has been included in salaries and wages.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2009 that have been excluded from the computation of diluted net loss per share include 33,113,934 warrants, and $2,392,957 of debt convertible into 29,911,963 shares of the Company’s common stock. Potential common shares as of June 30, 2008 that have been excluded from the computation of diluted net loss per share were 8,985,430 warrants, and $3,096,000 of debt convertible into 2,211,428 shares of the Company’s common stock. These potential common shares are excluded because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 122,412,447 and 58,214,560 for the three months ended June 30, 2009 and 2008, respectively, and 121,225,305, and 52,179,196 for the nine months ended June 30, 2009 and 2008, respectively

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Concentration of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time-to-time exceed the federally insured limit.

During the three months and nine months ended June 30, 2009, significantly all of the Company’s revenue was generated from contracts with ten customers. During the three months and nine months ended June 30, 2008, significantly all of the Company’s revenue was generated from contracts with seven customers. Fees from one customer in both years were collected and paid to the Company by a related party.

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

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5 (“EITF 98-05”), “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.” In those circumstances, the convertible debt will be recorded net of the discount related to the BCF and the Company will amortize the discount to interest expense or equity over the life of the debt using the effective interest method.

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

The adoption of SFAS No 161 has not had a significant impact on our financial statements.

FASB issued Staff Position No. 142-3 - In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for the Company in the first quarter of 2009. The adoption of FSP 142-3 has not had a significant impact on the Company’s financial statements.

FASB issued Staff Position No. EITF 03-6-1 - In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for the Company in the first quarter of 2009. The adoption of EITF 03-6-1 has not had a significant impact on the Company’s financial statements.

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

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

Financial Staff Position 157-3 - In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our financial statements or the fair values of our financial assets and liabilities.

Financial Staff Position 157-4 - In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157 when there is not an active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 provides additional guidance on the major categories for which equity and debt securities disclosures are to be presented and amends the disclosure requirements of FASB Statement No. 157 to require disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 shall be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP FAS 115-2 and FAS 124-2”). The adoption of FSP FAS 157-4 did not have an impact on the Company’s financial position, results of operations and cash flows.

Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8 - In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our financial statements.

FSP EITF 99-20-1 - In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment models of FAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2 - In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

FSP No. FAS 107-1 and APB 28-1 - In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

SFAS No. 165 - In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. The Company has adopted the requirements of this pronouncement for the quarter ended June 30, 2009.

SFAS No. 166 - In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” (“SFAS 166”). Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.

SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company does not anticipate the adoption of SFAS 166 will have an impact on its consolidated results of operations or consolidated financial position.

SFAS No. 167 - In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of SFAS 167 on its financial statements.

SFAS No. 168 - In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”). Statement 168 establishes the FASB Accounting Standards Codification TM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: ( a ) update the Codification; ( b ) provide background information about the guidance; and ( c ) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on the Company’s consolidated financial statements.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)
3.	Accounts Receivable

Fees earned but not paid as of June 30, 2009, net of any revenue sharing, amounted to $186,549, of which $24,014 is due from Activate, Inc. a corporation wholly owned by the Company’s President.

4.	Employee Loans Receivable

Through advances made by the Company’s President and Activate, Inc., loans have been made by the Company to certain employees of the Company/. The loans are unsecured, non-interest bearing, and due on demand. The loan balances at June 30, 2009 totaled $278,843.

5.	Property and Equipment

The following is a summary of property and equipment at June 30, 2009:

Computer hardware	$501,791
Equipment	46,731
Office furniture	37,194

585,716
Less: accumulated depreciation	(313,453)

$272,253

Depreciation expense for the three months ended June 30, 2009 and 2008 was $20,894 and $17,249, respectively. Depreciation expense for the nine months ended June 30, 2009 and 2008 was $62,682 and $52,044, respectively.

6. Capitalized Software Development Costs

The following is a summary of capitalized software development costs at June 30, 2009:

Beginning balance – Oct. 1, 2008	$609,078
Additions	521,170
Amortization	(493,485)
Charge-offs	-

$636,763

Amortization expense for the remaining estimated lives of these costs are as follows:

Year ending June 30,
2010	$361,358
2011	275,405

$636,763

7. Intangible Assets

On June 2, 2009, the Company entered into an Intellectual Property Rights Purchase and Transfer Agreement (“Agreement”) with Streamworks Technologies, Inc., a Delaware corporation (“Streamworks”). Pursuant to the Agreement, the Company acquired a portfolio of sixteen patents and patent applications related primarily to the management, streaming and routing of electronic media. In consideration for the portfolio, Streamworks received 3,666,667 common shares of the Company and warrants to purchase 1,833,334 shares of the Company’s common stock at an exercise price of $2.30 per share for a period of two years.

In addition, non-compete agreements were provided to the Company by certain management of Streamworks and the Company provided Streamworks with registration rights covering the common shares issued pursuant to the agreement. The Company valued the intellectual property at the fair value of the common shares and warrants provided totaling $5,470,851. The property purchased has not reached technological feasibility. Therefore the Company capitalized the estimated fair value of the patents received totaling $200,000 and charged off the remaining $5,270,851 to operations as research and development.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

The Company is amortizing the allocated cost of patents over seven years. A schedule of amortization expense over the estimated life of the patents is as follows:

Year Ending June 30,
2010	$28,571
2011	28,571
2012	28,571
2013	28,571
2014	28,571
Thereafter	57,145

$200,000

8. Income Taxes

As of June 30, 2009, for income tax purposes, the Company has unused operating loss carryforwards of approximately $29,000,000, which may provide future federal tax benefits of approximately $9,800,000 which expire in various years through 2029 and future state benefits of approximately $2,500,000 which expire in various years through 2019.

An allowance of $12,300,000 has been provided to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize. Timing differences between expenses deducted for income tax and deducted for financial reporting purposes are insignificant and have no material impact to the differences in the reporting of income taxes.

The provisions for income tax expense for the nine months ended June 30, 2009 and 2008 are as follows:

		2009	2008
Current
Federal		$-	$-
State		1,026	800

	Total income tax expense	$1,026	$800

9. Convertible Debt

During 2007 and 2006, the Company received a total of $3,096,000 in exchange for issuing promissory notes that are assessed interest at a rate of 6.5% per annum.

During the nine-months ended June 30, 2008, the total amount of debt and accrued interest totaling $3,229,892 was converted into 2,278,373 shares of the Company’s common stock. In addition, during the year, the Company issued an additional 2,211,460 common shares to the debt holders pursuant to the terms of the anti-dilution provisions of the respective loan agreements. The Company valued the additional shares issued at par value.

10. Related Parties – Loan Activities

Note payable - officer

The Company’s president has assisted in funding the operations of the Company through loan advances of which a portion has been repaid. Initially, the outstanding balance, including accrued interest that was assessed at a rate of 8% per annum, was fully due and payable on December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due him on that date including accrued interest and accrued compensation totaling $2,319,512 was evidenced by a convertible promissory note bearing interest at an annual rate of 8%. Interest is payable monthly and the principal outstanding balance is payable on demand. If no demand is made, than the principal balance and any accrued interest is fully due and payable on July 15, 2010. Any portion of the outstanding principal loan balance is convertible into shares of the Company’s common stock at a price of $0.08 per share.

The Company accounted for the modification of the debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and APB Opinion 26, and recognized a gain on the modification of $2,319,512 that was charged to equity. The convertible debt was recorded net of a discount that includes a beneficial conversion feature (“BCF”) amounting to $2,319,512. The discount is amortized to equity over the life of the debt using the effective interest method. Interest charged to operations relating to these notes for the three months ended June 30, 2009 and 2008 amounted to $46,263 and $39,115 respectively. Interest charged to operations relating to these notes for the nine months ended June 30, 2009 and 2008 amounted to $138,789 and $100,403, respectively.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

A summary of the balance due the Company’s president as of June 30, 2009 is as follows:

Principal balance due	$ 2,230,868
Accrued interest	59,094
Less: discount	(1,299,805)
$ 990,157

For the three months and nine months ended June 30, 2009, the Company charged $284,343 and $836,306, respectively, to equity on the amortization of the discount.

In addition, the Company’s President and family members have made additional advances to the Company. The balance of these advances as of June 30, 2009 amounted to $100,000. These loans are unsecured.

In June 2009, Activate, Inc. (“Activate”), a corporation wholly owned by the Company’s President purchased a $250,000 promissory note from a debtor of the Company and assumed all of his rights and interest in the note. The note bears interest at an annual rate of 10%. Interest accrued in 2009 since the President’s assumption of the note was $2,426, which was charged to operations. The note matured on June 30, 2009. Activate has subsequently terminated the outstanding note with the amount paid and accrued interest due totaling $252,426 being added as an additional loan to the Company.

Note Payable - Activate, Inc.

Activate, Inc. (“Activate”), a corporation wholly owned by the Company’s President has advanced the Company $50,000. Under the originally terms of the loan, the advance was assessed interest at an annual rate of 8% and was fully due and payable with accrued interest in December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due Activate on that date including accrued interest totaling $73,445 was evidenced by a convertible promissory note bearing interest at an annual rate of 8%. Interest is payable monthly and the principal outstanding balance is payable on demand. If no demand is made, than the principal balance and any accrued interest is fully due and payable on July 15, 2010. Any portion of the outstanding principal loan balance is convertible into shares of the Company’s common stock at a price of $0.08 per share. The Company accounted for the modification of the debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and APB Opinion 26, and recognized a gain on the modification of $73,445 that was charged to equity. The convertible debt was recorded net of a discount that includes BCF amounting to $73,445. The discount is amortized to equity over the life of the debt using the effective interest method.

Interest charged to operations relating to these notes for the three months ended June 30, 2009 and 2008 amounted to $1,465 and $1,433, respectively. Interest charged to operations relating to these notes for the nine months ended June 30, 2009 and 2008 amounted to $4,395 and $4,231, respectively.

A summary of the balance due to Activate as of June 30, 2009 is as follows:

Principal balance due	$69,994
Accrued interest	5,974
Less: discount	(41,157)
$34,811

For the three months and nine months ended June 31, 2009, the Company charged $9,004 and $26,480, respectively, to equity on the amortization of the discount.

In addition to the above, Activate has advanced an additional $733,000 to the Company. The $733,000 is non-interest bearing and due on demand.

Note Payable - Activate Sports LLC

Activate Sports LLC (“Sports”) has also made a $350,000 advance to the Company. Sports is wholly owned by the Company’s President. Under the original terms of the loan, the advance was assessed interest an annual rate of 8% and was fully due and payable along with accrued interest in December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due Activate on that date including accrued interest totaling $561,558 was evidenced by a convertible promissory note bearing interest at an annual rate of 8%. Interest is payable monthly and the principal outstanding balance is payable on demand. If no demand is made, than the principal balance and any accrued interest is fully due and payable on July 15, 2010. Any portion of the outstanding principal loan balance is convertible into shares of the Company’s common stock at a price of $0.08 per share.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

The Company accounted for the modification of the debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and APB Opinion 26, and recognized a gain on the modification of $561,558 that was charged to equity. The convertible debt was recorded net of a discount that includes BCF amounting to $561,558. The discount is being amortized to equity over the life of the debt using the effective interest method On September 16, 2008, the principal balance of the loan amounting to $561,558 was converted in 7,019,475 shares of the Company’s common stock. Interest charged to operations for the three months and nine months ended June 30, 2008, amounted to $10,955 and $32,350, respectively.

Other Related Party Loans

A Company director and an affiliate of the director advanced funds to the Company. The balance of the advances began accruing interest in December 2008. The balance owed as of June 31, 2009 including accrued interest totaled $366,613. Interest charged to operations during the three months and nine months ended June 30, 2009 amounted to $7,018 and $16,613, respectively.

11. Notes Payable - Other

On December 5, 2008, the Company entered into a Loan and Security Agreement with a third party for a total loan of $1,000,000. Proceeds from the loan were net of loan fees incurred by lender. The loan bears interest at an annual rate of 10% per annum and accrued interest is payable 90 days after the loan proceeds are received. Principal and unpaid accrued interest were fully due and payable on June 9, 2009. All related party debt is subordinate to this loan. The loan has been guaranteed by the Company’s President, and is secured by the Company’s assets. Interest charged to operations on this loan for the three months and nine-months ended June 30, 2009 amounted to $23,556 and $53,778, respectively.

In June 2009, the Parties entered into a Change in Terms Agreement. Under the terms of the agreement, the maturity date of the loan was extended to July 31, 2009. In consideration for the extension, the Company paid an interest payment of $25,000 and agreed to loan extension fee of $25,000 that increased the amount the principal balance of the note. In addition, the Agreement required the Company to pay $300,000 by July 5, 2009. The Agreement allows for further extensions assuming the Company is not in default as of July 31, 2009. The Company has paid $200,000 on the note and has received Fort Ashford’s agreement to forebear from declaring a default under the terms of the and the Loan and Security Agreement dated December 5, 2008 and the Change in Terms Agreement dated June 24, 2009 for a period through and including Monday, August 24, 2009.

A summary of the balance due on this loan as of June 30, 2009 is as follows:

Principal balance due	$800,000
Accrued interest	53,779
$853,779

Also in December 2008, the Company borrowed $250,000 from an unrelated third party. The loan is assessed interest at an annual rate of 10% and principal and interest are fully due and payable in June 2009. As indicated above, the Activate, Inc. (“Activate”), a corporation wholly owned by the Company’s President purchased this note in June 2009. Interest charged to operations on this loan prior to the President’s purchase amounted to $5,990 and $14,072, respectively, for the three months and nine-months ended June 30, 2009. Contemporaneous with the President’s purchase of the note, the Company made an interest payment to the former note holder of $14,072.

In March of 2009 the Company borrowed $34,000 from an unrelated third party. The loan bears interest at an annual rate of 10% per annum and accrued interest is payable 90 days after the loan proceeds are received. Principal and unpaid accrued interest is fully due and payable on October 15, 2009. All related party debt is subordinate to this loan.

In April of 2009 the Company borrowed $100,000 from an unrelated third party. The loan bears interest at an annual rate of 10% per annum and accrued interest is payable 90 days after the loan proceeds are received. Principal and unpaid accrued interest is fully due and payable on October 15, 2009. All related party debt is subordinate to this loan.

12. Fair Value

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

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

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

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis.

		June 30, 2009
		Fair Value Measurements*
	Level 1	Level 2	Level 3	Fair Value

Assets
Cash	$-	$-	$45,788	$45,788
Liabilities
Accounts payable and
accrued expenses	$-	$-	$2,084,625	$2,084,625
Derivative and
warrant liability	$-	$4,199,875	$-	$4,199,875

Derivative and
Warrant Liability
Balance – October 1, 2008
Transfers into Level 2	$13,831,504
Total realized and unrealized gains
Included in operations	(9,631,629)

Balance –June 30, 2009	$4,199,875

*	Level 1	Quoted prices in active markets identical assets
	Level 2	Significant other observable inputs
	Level 3	Significant unobservable inputs
	Fair Value	Assets/Liabilities at fair value

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

13. Deferred Income

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

Under the service agreement, the Company provides the application for the first four months at no cost, but is entitled to reimbursement for any direct pass through third party costs paid by the Company relating to the use of the licensed technology and related service. Thereafter the Company nets $.175 per transaction on the delivery of any mobile content to the third Party payer through the utilization of the application for a period of up to three years. As the $2,000,000 advance is not refundable, the Company is amortizing it into revenue evenly over the remaining 29 months of the license agreement pursuant to SFAS No.50. Therefore on a monthly basis, the Company is reporting revenue relating to this license agreement the greater of the transaction fee earned or $68,966 ($2,000,000/29 months). In addition, during the first four months of the contract, the Company received the revenue generated under the service agreement as a contingency against future costs associated with the first four months of the agreement. The amount received during the four months totaled $488,952. The Company is also amortizing it into revenue on the straight- line basis pursuant to SFAS No.50.

Revenue recognized during the three months ended June 30, 2009 and 2008 under this agreement amounted to $0 and $257,982, respectively. Revenue recognized during the nine months ended June 30, 2009 and 2008 under this agreement amounted to $249,328 and $773,946, respectively.

14. Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the three months ended June 30, 2009, the Company issued 23,810 shares of its common stock for $50,000.

During the three months ended June 30, 2009, the Company issued 3,666,667 shares of its common stock in consideration for receiving patents and other intellectual properties (see Note 7).

During the three months ended June 30, 2008, the Company issued 2,111,427 shares of its common stock in consideration for the cancellation of $3,096,000 of convertible debt.

During the three months ended June 30, 2008, the Company issued 1,500,000 shares of its common stock to its President in cancellation of $2,100,000 of accrued compensation due him.

During the three months ended June 30, 2008, the Company issued 2,111,460 shares of its common stock to former convertible debt holders pursuant to anti-dilution provisions of the underlying debt agreements.

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

As part of the convertible debt issued in 2006 and 2007, as discussed above in Note 9, the Company issued stock warrants to the various note holders to purchase a total of 774,000 shares of its common stock at a current price of $1.76 per share. The warrants expire on the fifth anniversary date of the respective grant. As the exercise price of $1.76 per share was greater than the estimated market price of the Company’s common stock of $1.40 at date of grant, no compensation expense was recognized.

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

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

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

In a private offering, the Company issued 2,640,000 Class A Warrants and 2,640,000 Class B Warrants Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $1.60 per share for a period of 36 months from date of grant. Each Class B Warrant entitles the holder to purchase one share of common stock at a price of $2.05 per share for a period of 18 months from date of grant. As the exercise price of both the Class A and Class B Warrants were greater than the market price of the Company’s common stock of $0.25 at date of grants, no compensation expense was recognized On April 22, 2008, the Company adopted its 2008 Stock Option Plan. Under the plan, the Company reserved 8,800,000 shares of its common stock to be issued to employees, directors, consultants, and advisors, The exercise price under the plan cannot be less than the fair market value of the shares on date of grant. In 2008, the Company granted options to employees and consultants to purchase a total of 8,675,000 shares of the Company’s common stock at price per share of $1.375 per share. The options expire three years from date of vesting, which is as follows:

Number of
Vesting Date	Options
July 28, 2008	6,000,000
July 28, 2009	1,320,000
July 28, 2010	1,355,000
8,675,000

The 6,000,000 options that vest on July 28, 2008 were granted to the Company’s president. These 8,675,000 options were valued at $544,790 using the Black-Sholes Option Model based upon an expected life of 3 years, risk free interest rate of 2.90%, and expected volatility of 94%. At the date of grant, the Company’s common stock had a trading price of $.25 per share. The Company is charging the $544,790 to operations as compensation expense based upon the vesting of the respective options. Compensation expense for the year ended September 30, 2008, 2009, and 2010 is $376,800, $82,896, and $85,094, respectively.

On October 30, 2008, the Company entered into a Non-exclusive Special Advisory Services Agreement with Peltz Capital Management, LLC, a Delaware limited liability company (“Peltz”). The Agreement ends on September 30, 2009; but will be renewed for up to two additional one-year terms commencing on September 30 of each year unless on or prior to September 20th of such year either party delivers a notice of non-renewal to the other (in which case the Agreement shall terminate on the date set forth in the notice). The agreement is also terminable upon thirty days notice by either party. Inclusive with this Non-exclusive Special Advisory Services Agreement is the Warrant and a Registration Rights Agreement (“Warrant Agreement”). In consideration for the services to be rendered under the terms of the agreement, the Company granted to Peltz a warrant for the purchase of the greater of Five Million Nine Hundred Fifty Two Thousand Three Hundred Sixty Two (5,952,362) shares of common stock of the Company or 5.2% of the total outstanding common stock of the Company, computed on a fully dilutive basis. The warrants can be exercised at a price of $2.10 per share and expire five years from the date of grant. The Warrant Agreement contains various penalty and non-dilution clauses which if triggered could reduce the exercise price of the warrants and/or require the company to issue additional warrants. The Warrant Agreement contains cashless exercise provisions and the Registration Rights Agreement provides some contingent registration rights as described in the agreement. The initial third of the warrants vested upon execution of the agreement and the remaining warrants vest over a two-month period. As of June 30, 2009, the number of common shares to be issued under the Warrant Agreement totaled 6,239,600.

The initial 5,952,362 warrants were valued at $13,831,504 using the Black-Sholes Option Model based upon an expected life of 5 years, risk free interest rate of 2.84%, and expected volatility of 94%. At the date of grant, the Company’s common stock had a trading price of $3.00 per share. The Company is charging the $13,831,504 to operations as compensation expense over the initial twelve months of the agreement. Consulting expense charged to operations during the three months and nine months ended June 30, 2009 totaled $ 3,457,876 and $9,221,002, respectively.

SINGLE TOUCH SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

The Company has accounted for the warrant pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and initially recorded the $13,831,504 as a derivative liability. As June 30, 2009, the Company valued the liability at $4,199,875 using the Black-Sholes Option Model based upon an expected life of 4.33 years, risk free interest rate of 2.54%, expected volatility of approximately 105%., and a per share market price of the Company’s underlying stock of $1.05. The $9,631,629 decrease in the derivative liability was credited to operations during the nine months ended June 30, 2009.

In February 2009, warrants for 10,000 shares of the Company’s common stock were exercised at a total purchase price of $150.

In June 2009, the Company granted warrants in connection with the purchase of intellectual property to purchase 1,833,334 shares of common stock at purchase price $2.30 per share. The warrants expire on June 2, 2011. The Company valued the warrants at $887,517 using the Black-Sholes Option Model based upon an expected life of 2 years, risk free interest rate of .96%, expected volatility of approximately 101%., and a per share market price of the Company’s underlying stock of $1.25. The $887,517 was included in the cost of the property acquired (See Note 7).

A summary of outstanding stock warrants and options is as follows:

		Weighted Average
	Number of Shares		Exercise Price
Outstanding – September 30, 2008	25,567,000		$1.21
Granted	8,072,834		$2.15
Exercised	(10,000)	$	(,015)
Cancelled	-		-

Outstanding – June 30, 2009	33,629,834		$1.41

Of the 33,629,834 options and warrants granted at June 30, 2009, a total of 30,954,834 are exercisable.

15. Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California that expires on July 31, 2010. In addition to paying rent, the Company is also required to pay its prorata share of the property’s operating expenses.

A schedule of minimum lease payments under the leases is as follows:

Year Ended
June 30,
2010	$107,622
2011	8,968

$116,590

Rent expense for the three months ended June 30, 2009 and 2008 was $26,906 and $26,122, respectively. Rent expense for the nine months ended June 30, 2009 and 2008 was $80,717 and $78,366, respectively

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

16. Subsequent Events

In June 2009, Activate, Inc. (“Activate”), a corporation wholly owned by the Company’s President purchased a $250,000 promissory note from a debtor of the Company and assumed all of his rights and interest in the note. The note bears interest at an annual rate of 10%. Interest accrued in 2009 since the President’s assumption of the note was $2,426, which was charged to operations. The note matured on June 30, 2009. The Company’s President has subsequently terminated the outstanding note with the amount paid and accrued interest due totaling $252,426 being added as an additional loan to the Company.

Subsequent to the period end, Activate, Inc. (“Activate”), a corporation wholly owned by the Company’s President has advanced the Company an additional $161,500

SINGLE TOUCH SYSTEMS, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Advanced service and licensing fees received with minimum guarantees where it cannot determine the fee earned are recognized in income on the straight line basis over the term of the license in accordance with FASB SFAS No.50.

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

The Company’s Level 2 assets consist of a derivative and warrant liability. The Company determines the fair value of its Level 2 assets based upon the trading prices of its common stock on the date of issuance and when applicable, on the last day of the quarter. The Company uses the Black-Sholes Option Model in valuing the fair value of level 2 assets. Changes in fair value of derivative and warrant liability income of $5,728,665 was significant during the current period. This change was a result of our lower stock price on the fair value calculations.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2009 and June 30, 2008

The Company reports a net loss of $3,713,273for the three-months ended June 30, 2009 versus a net loss of $3,690,184 for the three-month period ending June 30, 2008. Primary components of the net loss for the three month period ending June 30, 2009 were $5,279,631 expenses for research and development, and $3,457,876 for stock based compensation for non-employees. Revenues for the period ending June 30, 2009 were $133,866. The net loss for the three-month period in 2009 was offset by a decrease in the Company derivative and warrant liability of $5,728,665.

The net loss from operations for the period ended June 30, 2008 was $3,651,397; including expenses for stock based compensation for non- employees of $1,932,204; officer’s compensation of $593,750; travel expenses of $399,603; and general and administrative expenses of $194,222. Revenues for the period were $364,857.

SINGLE TOUCH SYSTEMS, INC.

Revenues

Revenues for the three month period ending June 30, 2009 were $133,866 resulting in a decrease of approximately 63% from revenues of $364,857 for the comparable period in 2008.

We continue to experience lower sales from some of our ADC programs that transitioned in advertising from Motricity to Play-phone and Thumb-play. The efforts of the new advertisers for the MTV and BET programs have not generated significantly improved sales.

We have also experienced a reduction in sales resulting from the loss of the program with Teligence.

We have begun initial rollout of new ADC programs which we expect to shift revenue dependence from media download end users which often are proportionate to advertising directed by our customers, to value added services involving traditional retailers and service providers. ADC enhanced messaging services and couponing is expected to provide us with a greatly expanded revenue potential serving a much broader end user base. These programs can be implemented at point of sale as a convenience to the end user motivated as a cost savings to the retailer/service provider. These programs have experienced customer side implementation delays and slower than expected customer rollout. Testing has been extensive and received favorable response from our customer and end users.

Changes in Assets and Liabilities

At June 30, 2009, we had total assets of $6,342,993 and total liabilities of $9,754,309; comparably, at June 30, 2008, we had total assets of $1,525,102 and total liabilities of $8,059,073. Of the total assets at June 30, 2009 of $6,342,993, $4,610,501 pertains to the unamortized portion of the fair value of the warrants issued to our special advisor that was classified to prepaid expense. We are amortizing the fair value of the warrant over the initial one year term of the consulting agreement. Total assets at June 30, 2009, excluding the prepaid consulting, amounts to $1,732,492, which is $207,390 more than our total assets in 2008 of $1,525,102.

Of the total liabilities at June 30, 2009 of $9,754,309, $4,199,875 pertains to the derivative liability of the above indicated warrant. Total liabilities at June 30, 2009 excluding the derivative warrant liability totaled $5,326,603, which is $2,732,470 lower than our total liabilities at June 30, 2008. The decrease in 2009 over 2008 is due to the indebtedness due third parties totaling $2,670,000 that was paid subsequently through the issuance of shares of our common stock/

Liquidity and Capital Resources

During the nine-month period ending June 30, 2009 the Company’s cash position decreased by $129,273. Cash used in operating activities totaled $1,506,039; cash used in investing activities totaled $540,953, for purchase of property and equipment of $19,782 and capitalized software development costs of $521,171; and, cash provided by financing activities was $1,917,719; primarily from proceeds received from related parties and from issuance of debt to others. As of June 30, 2009, our available cash amounted to $45,788, which is insufficient to meet all of our current financial obligations and continue funding our operations. Our current cash requirement to maintain operations at existing operational levels is approximately $250,000 per month. Management continues to address our cash requirements through developing revenue with new ADC products, expanding our customer base and through the issuance of debt and equity instruments. Management has also made efforts to reduce operational expenses and cut products that are at the end of their lifecycle.

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

We are currently having difficulty making our payroll obligations and if conditions do not improve we will have to eliminate more of our staff. Some of our staff have foregone salary and continue to provide services to the company. We cannot be sure how long they will be able to continue these efforts for the company and will have to seek other employment. Staff wages have been reduced to minimum wage and will remain at such levels until our liquidity improves. We may give cash bonus to employees as the company is able. We may lose staff as a result of this policy which could negatively impact operations.

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

SINGLE TOUCH SYSTEMS, INC.

Part II OTHER INFORMATION

Item 1 Legal Proceedings

On April 7, 2009, Teligence (U.S.), Inc. served the Company a complaint arising from an agreement between them as successors in interest and our wholly owned subsidiary Single Touch Interactive. The complaint was filed in the First Judicial District of the State of Nevada in and for Carson City. The case is Teligence v. Single Touch Interactive, Inc., et. al., Case No.: 0900 001271B. The plaintiff is seeking recovery from an alleged Breach of Contract to collect claimed past due amounts payable by Single Touch Interactive, Inc of approximately $350,000. Other causes of action are asserted in the demand including conversion, fraud and constructive trust. The Company has engaged litigation counsel to defend the case. A default judgment entered previously has been set aside. The Company’s litigation attorneys have filed an Answer. The case is in its early stages and no court dates have been scheduled.

On May 14, 2009, Lavalife, Inc (Canada)., served the Company’s wholly owned subsidiary Single Touch Interactive with a complaint. The complaint was filed in the United States District Court for the Southern District of New York. The case is Lavalife, Inc. v. Single Touch Interactive, Inc, Civil Action No.: 09 CIV 4558. The Complaint alleges breach of contract and breach of the covenant of good faith and fair dealing with respect to the amount of reimbursement by AT&T to Lavalife for services administered by Single Touch Interactive. The sum of the alleged damages is approximately $350,000. Single Touch Interactive has engaged litigation counsel to defend the case. Counsel has filed and Answer and a Cross-Complaint against Lavalife for breach of contract. No trial date has been scheduled.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, the Company issued 23,810 shares of its common stock for $50,000 to one individual.

During the three months ended June 30, 2009, the Company issued 3,666,667 shares of its common stock in consideration for receiving patents and other intellectual properties. The Company entered into an Intellectual Property Rights Purchase and Transfer Agreement (“Agreement”) with Streamworks Technologies, Inc., a Delaware corporation (“Streamworks”). Pursuant to the Agreement, the Company acquired a portfolio of sixteen patents and patent applications related primarily to the management, streaming and routing of electronic media. In consideration for the portfolio, Streamworks received 3,666,667 common shares of the Company and warrants to purchase 1,833,334 shares of the Company’s common stock at an exercise price of $2.30 per share for a period of two years.

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

Item 3	Defaults Upon Senior Securities
None, for the period ending June 30, 2009
Item 4	Submission of Matters to a Vote of Security Holders
None for the period ending June 30, 2009
Item 5	Other Information
None, for the period ending June 30, 2009

SINGLE TOUCH SYSTEMS, INC.

Item 6 Exhibits and Reports

Single Touch Systems, Inc. includes by reference the following exhibits:

3.1	Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed November 8, 2001, as exhibit 3.1 with the registrant’s Registration Statement on Form SB- 2(SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed April 11, 2002, as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2 (Post Effective Amendment No. 3) (SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed July 31, 2008, as exhibit 3.3 with the registrant’s Current Report on Form 8-K(SEC File No. 333-73004); which exhibit is incorporated herein by reference.

3.4	By-Laws of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed November 8, 2001, as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2(SEC File No. 333- 73004), as amended; which exhibit is incorporated herein by reference.

3.5	Amended and Restated By-Laws of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed February 8, 2002, as exhibit 3.3 with the registrant’s Registration Statement on Form SB-2 (Post Effective Amendment No. 2) (SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

4.1	Form of Warrant - filed July 31, 2008, as exhibit 4.10 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

4.2	Form of Class “A” Warrant - filed July 31, 2008, as exhibit 4.8 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

4.3	Form of Class “B” Warrant - filed July 31, 2008, as exhibit 4.9 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

SINGLE TOUCH SYSTEMS, INC.

Item 6 Exhibits and Reports (continuation)

10.1	Non-exclusive Special Advisory Services Agreement with Peltz Capital Management, LLC – Warrant and Registration Rights Agreement; Inclusive - October 30, 2008 filed November 5, 2008, as exhibit 10.1 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.2	Employment Agreement dated July 15, 2008 between Single Touch Interactive, Inc. and Anthony Macaluso- filed July 31, 2008, as exhibit 10.9 with the registrant’s Current Report on Form 8-K (SEC

File No. 333-73004); which exhibit is incorporated herein by reference.

10.3	2008 Stock Option Plan for Single Touch Systems, Inc. (formerly Hosting Site Network, Inc.) - filed July 31, 2008, as exhibit 10.10 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.4	Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems, Inc. (formerly known as Hosting Site Network, Inc.), Single Touch Acquisition Corp. and Single Touch Interactive, Inc.- filed June 3, 2008, as exhibit 10.1 with the registrant’s Current Report on Form 8-K

(SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.5	Addendum to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems, Inc. (formerly known as Hosting Site Network, Inc.), Single Touch Acquisition Corp. and Single Touch Interactive, Inc.- dated May 29, 2008, filed June 3, 2008, as exhibit 2.1 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.6	Second Addendum to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems, Inc. (formerly known as Hosting Site Network, Inc.), Single Touch Acquisition Corp. and Single Touch Interactive, Inc.- dated June 10, 2008, filed June20, 2008, as exhibit 10.1 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.7	Third Addendum to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems, Inc. (formerly known as Hosting Site Network, Inc.), Single Touch Acquisition Corp. and Single Touch Interactive, Inc.- dated June 27, 2008, filed July14, 2008, as exhibit 10.1 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.8	Fourth Addendum to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems, Inc. (formerly known as Hosting Site Network, Inc.), Single Touch Acquisition Corp. and Single Touch Interactive, Inc.- dated July22, 2008, filed July31, 2008, as exhibit 2.5 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.9	Fifth Addendum to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems, Inc. (formerly known as Hosting Site Network, Inc.), Single Touch Acquisition Corp. and Single Touch Interactive, Inc.- dated July24, 2008, filed July31, 2008, as exhibit 2.6 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.10	Agreement – Intellectual Property Rights Purchase and Transfer Agreement dated June 2, 2009 among Single Touch Systems, Inc. and Streamworks Technologies, Inc., filed June 6, 2009, as exhibit 10.1 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.11	Loan and Security Agreement by and between Single Touch Systems, Inc. and Fort Ashford Funds, LLC. dated December 5, 2008, filed December 29, 2009, as exhibit 10.2 with the registrant’s Current Report on Form 10-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

21	List of Subsidiaries - filed July 31, 2008, as exhibit 21 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

SINGLE TOUCH SYSTEMS, INC.

Single Touch Systems, Inc. includes herewith the following exhibits:

10.12	Change in Terms Agreement dated June 24, 2009; RE: Loan and Security Agreement by and between Single Touch Systems, Inc. and Fort Ashford Funds, LLC. dated December 5, 2008

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Single Touch Systems, Inc.

Date: August 19, 2009	By: /s/ Anthony Macaluso, President

Anthony Macaluso, President
Principal Executive Officer
Principal Financial Officer