Form 10-K
period 2009-09-30
SINGLE TOUCH SYSTEMS INC
filed 2010-01-14
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
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

[ ] YES [X] NO

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK (Section 229.405 of this chapter) is not contained herin, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] YES [X] NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2009, computed by reference to the bid/ask price of $0.52 at September 29, 2009 is $22,817,930. The number of shares outstanding of the Registrant's common stock as of September 30, 2009 was 64,442,417

I

	Single Touch Systems, Inc.

	Table of Contents

	Part I
Item	1. Business	3
Item	1A. Risk Factors	12
Item	2. Properties	12
Item	3. Legal Proceedings	13
Item	4. Submission of Matters to a Vote of Security Holders	13
	Part II
Item	5. Market for Registrants Common Equity, Related Stockholder Matters and
Issuers Purchases of Equity Securities		14
Item	7. Management's Discussion and Analysis of Financial Condition and
Results of Operations		16
Item	8. Financial Statements	22
Item	9. Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure		47
Item	9A(T). Controls and Procedures	47
Item	9B. Other Information	48
	Part III
Item	10. Directors, Executive Officers and Corporate Governance	49
Item	11. Executive Compensation	53
Item	12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters		55
Item	13. Certain Relationships and Related Transactions, and Director
Independence		59
Item	14. Principal Accounting Fees and Services	60
	Part IV
Item	15. Exhibits, Financial Statement Schedules	61
Signatures		63

II

Single Touch Systems Inc.
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

(1)	Wireless Substitution: Early Release of Estimates from the National Health Interview Survey, July-December 2008, National Center for Health Statistics, May 2009.

(2)	BLS Series data, 2008

Single Touch Systems Inc.

Industry Growth and Potential

Except as otherwise provided, the statistical data below was derived from the March 2008 comScore Wireless Report. Worldwide it is estimated that there are 2.5 times more cell phones than computers (2.5 billion cell phones compared to 1 billion computers). The age at which people are using cell phones continues to decline and overall consumer dependence on cell phones continues to grow. Annual expenditure on mobile advertising is expected to reach $11.4 billion by 20121. More agencies said they'll spend more money on mobile advertising in 2010 than they did in 2009, with strong increases on big ad spends (>$1 million). Brands, meanwhile, also plan to spend more in 2010. Only 12.5 percent of respondents said they'd spend $5 million or more in 2009. For 2010, that number doubles, and 63% of brands find mobile advertising indispensible (http://www.fiercemobilecontent.com/slideshow/metrics-state-industry-mobile-advertising?img=1#ixzz0cJsjRpJf).

AT&T Wireless and Verizon Wireless continue to be the dominant wireless providers. Both companies continued to add to their already large subscriber count (AT&T Wireless and Verizon Wireless ended 3Q 2009 with 81.6 million and 89 million subscribers, respectively2). For many consumers, cellular phones have already made the transition from a communication device to a media-consumption device. With continuing technological advancements, people are becoming more dependent on their cell phones and less dependent on landlines.

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

1 Derived from the Economist.com—“The Next Big Thing,” Oct. 4, 2007. 2 Derived from their respective periodic Reports

Single Touch Systems Inc. Principal Products and Services Lines of Business:
  Abbreviated Dial Code - Abbreviated Dial Code (“ADC”) would be best understood as dialing 411 for information. This is a good example of an ADC. Single Touch has developed a means for brands to utilize an ADC as an easy to use and remember mobile telephone access point for a brands’ customers to interact with a brands’ product or service offering. The ADC programs are an easy to use and access distribution channel that supports and facilitates the download of content in many forms. For example, the delivery of an application, a connection to a customer service agent, and a connection to an IVR. In addition, ADC programs can be used to initiate a wap, mms or sms session, to digitally populate a form, to provide lead generation and can also evoke a plurality of other features and products and service to end user mobile devices. ADC programs can also support various branding and marketing campaigns as it is as easy as dialing a phone number. STI was the first to deliver successful ADC programs commercially on multiple carriers in the United States. ADC vanity numbers such as #MTV for Music Television and # BET for Black Entertainment Television, make it easy to remember how to access a brand. Certain ADC’s can be representative of a corporate name, such as #SEARS and # HERTZ. Another application of ADC’s indicates a particular available service or product. For example, Walmart launched the ADC #MEALS to enable customers to receive “simple meal plans” and ideas and even receive recipes on their mobile phones. Using a custom voice that everyone in your demographic is familiar with adds personality to a program. Black Entertainment Television, for example, uses their top rated video jockey to be the voice of #BET. The STI ADC platform is designed to be flexible and our participants have added a variety of programs which include the following: downloading content (#MTV, #BET), redirecting calls to a customer service representative (#SEARS), streaming audio from Fox News (#FOXN), and even listening to live concerts (#323).
  A recent review has indicated that, STI ADC programs have had over 14 million calls with over 30% of those callers making a transaction. STI’s ADC program received the 2006 Mobile Marketing Association Award for Innovation. In 2008, STI jointly with our partners were also warded the Mobile Marketing Association Award for Best Direct Response.

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

Single Touch Systems Inc.
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
  Mobile Idol – Mobile Idol allows the customer to create their own ringtone. The customer simply dials into one of our participating partners ADC numbers, selects Mobile Idol and is prompted to choose a song. Once a song is selected it will begin playing. The customer then sings over the song track through the phone and STI’s backend technology records the song. The customer is then able to download the song to their own handset as a ringtone and also send it to the Mobile Idol website, www.mobileidol.net. Once on the website, the customer can share their song with other members of the Mobile Idol community. The Mobile Idol website also incorporates the Mobile Machine in an interactive way by allowing customers to vote and download any other person’s song on the website. The Mobile Idol technology is available on #323.
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

Single Touch Systems Inc.
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

Single Touch Systems Inc.
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

Material Customer Agreements

On April 11, 2008 we entered into a services agreement with AT&T Services, Inc., a Delaware Corporation (“AT&T”) (the “Agreement”) through our wholly owned subsidiary Single Touch Interactive, Inc., a Nevada corporation (“Supplier”). The agreement was amended on March 20, 2009.

The agreement as amended provides that:

Supplier shall provision, implement and maintain the Abbreviated Dial Code (“ADC”) Registry Program (patent pending) to be licensed for use by AT&T for the purpose of marketing and promoting customer retail locations and other programs that the Parties mutually agree to make available to the End Users through the ADC Registry Program through media outlets available to and through AT&T and its customers. AT&T may terminate the Agreement at any time on upon proper written notice as provided in the agreement.

Subsequent to the year ended September 30, 2009, we believe this agreement has become material due to programs that have been in development for an extended period maturing and being deployed over a large retail network.

This agreement is included as an exhibit to this Annual Report.

Research and Development

During the fiscal year ended September 30, 2009 and September 30, 2008 we spent $784,207 and $536,778, respectively, on software development which was capitalized. Software development costs amortized and charged to operations in 2009 and 2008 were $657,055 and $493,084 respectively which were expensed. In addition, we charged off in 2009 $301,465 in development costs we deemed impaired. We expect to spend approximately $750,000 on research and development during the 2010 fiscal year. Our research and development activities relate primarily to general coding of software and product development. These activities consist of both new products and support or improvements to existing products. Certain of our research and development resources are dedicated to improving our ADC programs while others are dedicated to refining our new mobile couponing products.

We believe that we may need to increase our current level of dedicated research and development resources by adding both hardware and engineers. We anticipate that additional capital may be required for our research and development efforts in the next 12 months to keep up with our anticipated growth, based on our current commitments and planned product launches.

Single Touch Systems Inc.
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

Direct Data SMS WAP Voice Mobile Other

Single Touch	X	X	X
M-Qube/Verisign/	X	X	X
Mobile Messenger
Mobile365	X	X	X
Motricity			X
Zoove
Cellfire
Firethorn

X	X

X

X

X	X

X	X

X

X

X

Single Touch Systems Inc.

Intellectual Property and Other Proprietary Rights
The following table lists our pending patent applications:
Application Serial

		No. (Publication	Filing
Country	Title	No.)	Date

USA	Wireless	10/682,312 (US-	10/8/2003
	Configuration	2005-0079863-A1)
USA	Advertising on	10/809,922 (US 2005-	3/24/2004
	Mobile Devices	0215238 A1)
Canada	Advertising on	2508480	3/24/2005
Mobile Devices
World Intellectual	Advertising on	PCT/US2005/009885	3/24/2005
Property Organization	Mobile Devices
(WIPO)
USA	Download Center	11/086,825	3/21/2005

USA	Wireless Mobile	11/086,894	3/21/2005
Application Transfer
USA	Application Search	11/085,935	3/21/2005

USA	Content Selection and	11/413,241	4/28/2006
Delivery of
Complementary
Information
WIPO	Rewards Program	PCT/US2008/050933	1/11/2008

USA	Mobile Machine	11/752,503	5/23/2007

WIPO	Mobile Machine	PCT/US2007/072414	6/28/2007

USA	Automatic	12/034,518	2/20/2008
Provisioning of
Abbreviated Dialing
Codes
WIPO	Automatic	PCT/US2008/054439	2/20/2008
Provisioning of
Abbreviated Dialing
Codes
USA	Pushing Coupon	60/908,283	3/27/2007
Values Using
Abbreviated Dialing
Codes

Single Touch Systems Inc.

Additional Applications and Patents
United States Patent Applications and Issued Patents
Patent/App. No.	Title	Filing Date Issue Date
09/766,278	System and Method for Managing Media	01/19/2001
PCT/US02/01360	System and Method for Managing Media	01/18/2002
09/766,519	System and Method for Streaming Media	01/19/2001
7,054,949	System and Method for Streaming Media	04/20/2001	05/30/2006
11/177,676	System and Method for Streaming Media	07/08/2005
11/177,677	System and Method for Streaming Media	07/08/2005
11/177,843	System and Method for Streaming Media	07/08/2005
PCT/US02/01368	System and Method for Streaming Media	01/18/2002
02 704 163.1	System and Method for Streaming Media	08/18/2003
7,191,244	System and Method for Routing Media	01/18/2002	03/13/2007
11/680,407	System and Method for Routing Media	02/28/2007
11/680,440	System and Method for Routing Media	02/28/2007
11/680,452	System and Method for Routing Media	02/28/2007
PCT/US02/01420	System and Method for Routing Media	01/18/2002
02 702 014.8	System and Method for Routing Media	08/18/2003
60/263,044	Media Routing Algorithm 01/19/2001

Single Touch Systems Inc.
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

Employees

We currently have 13 full time and no part-time employees including 1 executive officer, 4 persons serving as programmers and technical staff operators, 3 persons in sales and marketing, 1 person in our research and development department, 1 in-house accountant, 1 in-house legal counsel and 1 person administrative assistant. We expect to increase our future employee levels on an as needed basis in connection with our expected growth. None of our employees is represented by a labor union and we consider our employee relations to be good.

Item 1A. RISK FACTORS

As a Smaller Reporting Company, we are not required to provide the information required by this item

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

Single Touch Systems Inc.
Item 3. Legal Proceedings

On April 7, 2009, Teligence (U.S.), Inc. served the Company a complaint arising from an agreement between them as successors in interest and our wholly owned subsidiary Single Touch Interactive. The complaint was filed in the First Judicial District of the State of Nevada in and for Carson City. The case is Teligence v. Single Touch Interactive, Inc., et. al., Case No.: 0900 001271B. The plaintiff is seeking recovery from an alleged Breach of Contract to collect claimed past due amounts payable by Single Touch Interactive, Inc of approximately $350,000. In December 2009, the parties agreed to settle the dispute. Under the terms of the settlement agreement, the Company is required to pay $200,000 in four monthly installments of $50,000 commencing in January 2010. If the $200,000 is not paid as indicated, the balance increases to $300,000 plus attorney fees

On May 14, 2009, Lavalife, Inc (Canada)., served the Company’s wholly owned subsidiary Single Touch Interactive with a complaint. The complaint was filed in the United States District Court for the Southern District of New York. The case is Lavalife, Inc. v. Single Touch Interactive, Inc, Civil Action No.: 09 CIV 4558. The Complaint alleges breach of contract and breach of the covenant of good faith and fair dealing with respect to the amount of reimbursement by AT&T to Lavalife for services administered by Single Touch Interactive. The sum of the alleged damages is approximately $350,000. In December 2009, the parties settled the complaint for $35,000, which the Company paid in December 2009.

On December 8, 2009, the Company received notice of Arbitration RE: Fort Ashford Funds, LLC vs. Single Touch Systems & Macaluso through Judicate West case #A157734-24. The matter relates to outstanding balance of Principal and interest on a note due of approximately $ 850,000. The parties have been negotiating settlement of the matter.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no additional legal proceedings or claims are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

Single Touch Systems Inc.
Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, has been quoted on the Over the Counter Bulletin Board (OTCBB) since June 20, 2002. From June 20, 2002 until May 14, 2008 our stock was quoted under the symbol “HSNI”. From May 15, 2008 to the present it has been quoted under the symbol “SITO”. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. When applicable, such prices give retroactive effect to a 2.3:1 reverse stock split effected on May 15, 2008 and to a 3:1 forward stock split effected on June 26, 2008.

Quarter Ended	High Bid	Low Bid

December 31, 2009	0.76	0.65
September 30, 2009	0.55	0.52
June 30, 2009	1.05	1.05
March 31, 2009	2.35	2.20
December 31, 2008	3.50	3.00
September 29, 2008	3.00	2.90
June 30, 2008	0.652	0.25
March 31, 2008	0.587	0.065
December 31, 2007	0.091	0.091
September 30, 2007	0.091	0.091
June 30, 2007	0.091	0.091
March 31, 2007	0.091	0.091

Holders

As of the September 30, 2009, there were approximately 378 record holders of our common stock.

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

Single Touch Systems Inc.
Recent Sales of Unregistered Securities

In August 2009, the Company received $500,000 through the issuance of a convertible note to a single investor. The note bears interest at an annual rate of 12% and principal and accrued interest are convertible into the Company’s common stock at a conversion price of $0.95 per share. On September 21, 2009, the principal and accrued interest totaling $504,830 was converted into 531,400 shares of the Company’s common stock.

In September of 2009 the Company received $500,000 from the sale of 625,000 common shares at $0.80 per share to a single investor.

In November of 2009 The Company received $450,000 from the sale of 1,500,000 common shares at $0.30 per share to the same investor as the prior sale. The investor also received 1,500,000 warrants expiring November 4, 2011 exercisable at $1.50 per share. In November of 2009 The Company received $425,000 from the sale of 1,750,000 common shares at $0.2429 per share to the same investor as the prior two sales. The investor also received 1,750,000 warrants expiring December 13, 2011 exercisable at $1.00 per share.

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

Single Touch Systems Inc.

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

Revenue Recognition.

Under the terms of various service and licensing agreements, the Company receives a fee, net of revenue sharing and other costs, each time its application is utilized by the end user. Revenue is recognized in the month the application is utilized. The Company records its revenue pursuant to Accounting Standards Codification (“ASC”) Topic 605-45, formerly EITF 99-19 “ Reporting Revenue Gross as a Principal versus Net as an Agent”.

Advanced service and licensing fees received with minimum guarantees where it cannot determine the fee earned are recognized in income on the straight line basis over the term of the license in accordance with ASC Topic 928-340, formerly FASB SFAS #50 “Financial Reporting in the Record and Music Industry”.

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

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and

Single Touch Systems Inc.

services follows the provisions of ASC Topic 505-50. formerly EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ” and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of nonforfeitable common stock issued for future consulting services as prepaid services in our consolidated balance sheet.

Conventional Convertible Debt

When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (BCF”). We record a BCF as a debt discount pursuant to ASC Topic 470-20, formerly EITF Issue No. 98-5 (EITF 98-05”), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instrument(s) .” In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. We amortize the discount to interest expense over the life of the debt using the effective interest method.

Software Development Costs

We account for our software development costs in accordance with ASC Topic 985-20, formerly Statement of Financial Accounting Standard No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, we expense software development costs as incurred until we determine that the software is technologically feasible. Once we determine that the software is technologically feasible, We amortize the costs capitalized over its expected useful life of the software, which is generally two years.

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

Single Touch Systems Inc.
Results of Operations

Comparison of the Years Ended September 30, 2009 and September 30, 2008

During the fiscal year ending September 30, 2009, we had revenues of $813,019 and experienced a net operating loss of $13,560,841.

During the fiscal year ending September 30, 2008, we had revenues of $1,713,014 and experienced a net operating loss of $11,123,003.

Although our revenue decreased a total of $899,995, (52.54%) in 2009 ($813.019 total revenue in 2009 as compared to $1,713,014 in 2008), the major difference in our net operating loss for the fiscal years pertained to the increase in our operating expenses of $22,996,987 in 2009 as compared to $11,382,804, net of the decrease in our derivative liability in 2009 of $9,119,103 and a decrease in interest expense of $494,950 in 2009 from $1,450,913 in 2008. A schedule of changes in our operating expenses for the two years follows:

	For the Year Ended
	September 30,		Change	Change
	2009	2008	2009 v 2008%

Royalties and application costs	$787,315	$802,262	$(14,947)	-1.86%
Research and development	127,355	131,327	(3,972)	-3.02%
Stock based compensation - non
employees	12,694,578	2,292,704	10,401,874	453.69%
Advisory and consulting services	336,812	785,895	(449,083)	-57.14%
Professional fees	372,683	397,051	(24,368)	-6.14%
Salaries and wages	1,476,647	2,390,674	(914,027)	-38.23%
Officers' compensation	377,352	2,238,258	(1,860,906)	-83.14%
Travel expenses	149,374	1,377,494	(1,228,120)	-89.16%
Impairment loss	5,667,898	-	5,667,898	nil
Depreciation and amortization	761,716	539,160	222,556	41.28%
General and administrative	411,410	427,979	(16,569)	-3.87%
Net gain on settlement of indebtedness	(166,153)	-	(166,153)	nil

Total operating expenses	$22,996,987	$11,382,804 $ 11,614,183

Single Touch Systems Inc.

Of non-employee stock based compensation in 2009 of $12,694,578, $12,678,878 relates to the amortization on the original valuation of warrants issued to a consultant for services. (See Note 14 to the financial statements). The remaining $15,700 in non-employee compensation expense relates to compensation recognized on the vesting of 1,320,000 options to employees, officers, directors and consultants. Of salaries and wages in 2009 totaling $1,476,647, $54,636 pertains to the allocation of the value assigned to the indicated options that vests to employee. Officers’ compensation in 2009 of $377,352 includes $12,560 of compensation recognized on the vesting of the indicated options to officers (See Note 13 to the financial statements).

In 2009, we recognized an impairment loss of $5,667,898 of which $5.366.433 pertains to the impairment on the patents we purchased from Streamworks (See Note 6 to the financial statements) and $301,465 on the charge off of certain software development costs assigned to projects we abandoned in 2009 and a reduction in costs on other projects to the their expected respective revenue.

In 2008, we incurred non-employee stock based compensation of $2,292,704 of which $1,932,204 relates to the compensation we recognized on the granting of 4,322,000 options to certain investors and consultants and $360,500 was incurred through the issuance of 257,500 shares of the Company’s common stock to various consultants that were valued at $0.70 per share. Of the $2,390,674 in salaries and wages, $1,039,500 was incurred through the issuance of 742,500 shares of the Company’s common stock. Of the $2,238,258 in officer’s compensation, $1,575,000 was incurred through the issuance of 1,875,000 shares of the Company’s common stock. In addition, the Company also issued an additional 1,125,000 shares of common stock in cancellation of prior year’s accrued compensation of $1,575,000.

Other income (expenses)

In 2009 we recognized a reduction in our derivative liability of $9,119,103 relating to the warrants issued to a consultant in December 2008. Our derivative liability pertains to our requirement to register the underlying shares associated with this warrant grant pursuant to ASC Topic 815-40, formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

Interest expense decreased a total of $955,963 (65.88% decrease) from $1,450.913 in 2008 to $494,950 in 2009. The major difference in interest expense pertains to the amortization of the beneficial conversion feature (“BCF”) recognized on certain third party convertible debt amounting to $1,013,443 in 2008 as compared to $0 BCF amortization in 2009. The Company recognized a BCF relating to the convertible debt due its President and Activate, Inc a Company wholly owned by our President, but we are charging the amortization of the BCF to equity as the underlying debt is due to a related party.

Liquidity and Capital Resources

During the fiscal year ended September 30, 2009 we received $2,972,298 in net cash provided by financing activities including net borrowings from our Founder/CEO, Anthony Macaluso, and Activate, Inc (an affiliate of Mr. Macaluso), in the amount of $636,663, borrowings from a Director and companies affiliated with the Director totaling $234,585 and net borrowing from third parties totaling $1,550,000, $550,000 through the issuance 648,810 shares of our common stock and $1,050 through the exercise of warrants purchasing 90,000 shares of our common stock. Net cash used in operating activities totaled $2,083,812. Cash used in investing activities was $803,989. The resultant overall net increase in cash for the period was $84,497; where the beginning balance for the period was $175,061, the cash balance at the end of the period was $259,558.

During the fiscal year ended September 30, 2008 we received $4,862,896 in net cash provided by financing activities including net borrowings from our Founder/CEO, Anthony Macaluso in the amount of $1,263,396, borrowings from a Director and an company affiliated with the Director totaling $299,500 and $3,300,000 through the issuance of convertible debt through our private offering. Net cash used in operating activities totaled $4,060,899. Cash used in investing activities was $688,557. The resultant overall net increase in cash for the period was $113,440; where the beginning balance for the period was

Single Touch Systems Inc.

$61,621, the cash balance at the end of the period was $175,061.

Our operations have been funded through loans from our Founder/CEO Anthony Macaluso, loans from third parties, and proceeds from the issuance of our shares of common stock. We have not generated sufficient revenue to pay for our operations. We expect to experience cash flow difficulties for an indefinite period. Although no assurances can be given, we believe that our cash flow deficit will improve as revenues and sales increase. In addition, although no assurances can be given, we believe that we may be able to secure additional equity and/or debt financing.

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

Single Touch Systems Inc.
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

Single Touch Systems Inc.

Item 8. Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm – Weaver and Martin LLC	22
Financial Statements
Consolidated Balance Sheets as of September 30, 2009 and September 30, 2008	24
Consolidated Statements of Operations for the years ended September 30, 2009 and 2008	25
Consolidated Statements of Cash Flows	26 - 27
Statement of Stockholders’ Equity from October 1, 2006 through September 30, 2009	28
Notes to Financial Statements	29 - 46

Single Touch Systems Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Single Touch Systems, Inc. and Subsidiaries Encinitas, California

We have audited the accompanying consolidated balance sheet of Single touch Systems, Inc. and Subsidiaries (“the Company”) as of September 30, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’(deficit) and cash flows for the two years ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Single Touch Systems, Inc .and Subsidiaries as of September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for the two years ended September 30, 2009 in conformity with accounting principles generally accepted in the United States.

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

Weaver & Martin LLC /S/ Weaver & Martin LLC Kansas City, Missouri January 13, 2009

Single Touch Systems Inc.

Consolidated Balance Sheet

	September 30,	September 30,
	2009	2008

Assets
Current assets
Cash and cash equivalents	$259,558	$175,061
Accounts receivable – trade	104,423	284,985
Accounts receivable – related party	21,748	66,457
Prepaid consulting expense	1,152,625	-
Prepaid expenses	31,628	65,468

Total current assets	1,569,982	591,971

Property and equipment, net	233,718	315,163

Other assets
Capitalized software development costs – net	434,765	609,078
Intangible assets:
Patents	100,985	-
Deferred offering costs	-	50,988
Deposits and other assets	15,282	15,282

Total other assets	551,032	675,348

Total assets	$2,354,732	$1,582,482
Liabilities and Stockholders’ (Deficit)
Current liabilities
Accounts payable and accrued expenses	$1,386,548	$1,145,448
Accrued compensation	715,846	112,000
Accrued compensation – related party	219,468	13,020
Current portion of notes payable - related parties	1,502,073	365,530
Note payable - other	1,015,962	-
Convertible debentures - related parties, including accrued interest,
net of discount of $1,041,709	1,374,104	-
Convertible debentures and accrued interest, net of discount	-	181,887
Deferred income	-	249,329

Total current liabilities	6,214,001	2,067,214
Long-term liabilities
Derivative warrant liability	4,712,400	-

Total liabilities	10,926,401	2,067,214
Stockholders’ (Deficit)
Preferred stock, $.0001 par value,
5,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized,
64,442,417 issued and outstanding at September 30, 2009, and	64,442
59,505,540 issued and outstanding at September 30, 2008		59,505
Additional paid-in capital	92,568,239	87,099,272
Accumulated deficit	(101,204,350)	(87,643,509)
Total stockholders’ (deficit)	(8,571,669)	(484,732)

Total liabilities and stockholders’ (deficit)	$2,354,732	$1,582,482

The accompanying notes are an integral part of these financial statements.

Single Touch Systems Inc.
Consolidated Statements of Operations

		For the Year Ended
		September 30,
	2009	2008

Revenue
Wireless applications	$813,019	$ 1,713,014

Operating Expenses
Royalties and application costs	787,315	802,262
Research and development	127,355	131,327
Stock based compensation - non employee	12,694,578	2,292,704
Advisory and consulting services	336,812	785,895
Professional fees	372,683	397,051
Salaries and wages	1,476,647	2,390,674
Officers compensation	377,352	2,238,258
Travel expense	149,374	1,377,494
Impairment loss	5,667,898	-
Depreciation and amortization	761,716	539,160
General and administrative	411,410	427,979
Net gain on settlement of indebtedness	(166,153)	-

Total operating expenses	22,996,987	11,382,804
Loss from operations	(22,183,968)	(9,669,790)

Other Income (Expenses)
Changes in fair value of derivative liability	9,119,103	-
Interest expense	(494,950)	(1,450,913)
Interest income	-	-

Net loss before income taxes	(13,559,815)	(11,120,703)
Provision for income taxes	(1,026)	(2,300)

Net loss	$(13,560,841)	$(11,123,003)

Basic and diluted loss per share	$(0.22)	$ (0.24)

Weighted average shares outstanding	60,767,234	47,127,858

The accompanying notes are an integral part of these financial statements.

Single Touch Systems Inc.
Statements of Cash Flows

		For the Year Ended
		September 30,
	2009	2008

Cash Flows from Operating Activities
Net loss	$(13,560,841)	$(11,123,003)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	101,228	66,542
Impairment loss	5,667,898	-
Amortization expense – software development costs	657,055	493,084
Amortization expense – patents	3,433	-
Amortization expense – discount of convertible debt	26,316	1,124,943
Amortization expense – financing fees	50,988	39,568
Stock based compensation	12,761,774	5,172,504
(Increase) decrease in assets
(Increase) decrease in accounts receivable	234,271	(112,635)
(Increase) decrease in prepaid expenses	24,838	208,180
(Increase) decrease in liabilities
Increase (decrease) in accounts payable	261,665	639,699
Increase (decrease) in accrued compensation	590,825	-
Increase (decrease) in accrued compensation due related party	206,448	199,167
Increase (decrease) in accrued expenses	(7,544)	137,209
Increase (decrease) in accrued interest	266,265	125,770
Increase (decrease) in deferred income	(249,328)	(1,031,927)
Decrease (increase) in derivative liability	(9,119,103)	-

Net cash used in operating activities	(2,083,812)	(4,060,899)
Cash Flows from Investing Activities
Purchase of property and equipment	(19,782)	(151,779)
Capitalized software development costs	(784,207)	(536,778)

Net cash used in investing activities	(803,989)	(688,557)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	551,050	-
Proceeds received from related parties	1,981,962	2,444,500
Repayments on related party advances	(860,714)	(881,604)
Proceeds from issuance of debt to others	1,500,000	3,300,000
Repayments on other notes payable	(200,000)	-

Net cash provided by financing activities	2,972,298	4,862,896
Net increase (decrease) in cash	84,497	113,440
Beginning balance – cash	175,061	61,621

Ending balance – cash	$259,558	$175,061

Supplemental Information:
Interest expense paid	$172,713	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Single Touch Systems Inc. Statements of Cash Flows - continuation

Non-cash investing and financing activities:

In October 2008, the Company granted a warrant to an Advisor for services. The warrant allows the Advisor to purchase the greater of 5,952,362 common shares or 5.2% or the outstanding common shares of the company, calculated on a fully dilutive basis. The terms of the warrant also allow for a cashless exercise. The warrant was originally valued at $13,831,504 and capitalized as a prepaid expense. It is being charged to operations over the one year term of the consulting agreement. Based upon the terms of the warrant, the Company considers it to be a derivative and is including the fair value of the warrant in its liabilities (see Note 14).

During the year ended September 30, 2009, the Company charged $1,162,038 to equity relating to the amortization of discounts on related party convertible debt (See Note 10).

During the year ended September 30, 2009, the Company issued 90,000 shares of its common stock through the exercise of warrants. The total exercise price amounted to $1,050.

In August 2009, the Company borrowed $500,000 through the issuance of a convertible note. The Company recorded a discount against the principal of $26,316 which was allocated to the beneficial conversion feature of the note. In September 2009, principal and accrued interest totaling $504,830 was converted into 531,400 shares of the Company's common stock. The discount of $26,316 was charged to operations and is included in interest expense.

In June 2009, the Company issued 3,666,667 shares of its common stock and granted warrants to purchase 1,833,334 shares of its common stock in consideration for patents and other intellectual property. The property was valued at the fair value of the shares issued and warrants granted totaling $5,470,851. As of September 30, 2009 it was determined that the fair value of the patents amounted to $104,418. The remaining balance of $5,366,433 was deemed impaired and charged to operations.

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

The accompanying notes are an integral part of these financial statements.

Single Touch Systems Inc. Statement of Stockholders’ (Deficit) From October 1, 2007 through September 30, 2009
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – September 30, 2007	35,986,430	35,987	67,507,896	(76,520,506)	(8,976,623)
Shares issued in cancellation of
convertible debt and accrued interest	6,700,000	6,700	2,913,300	-	2,920,000
Shares issued in cancellation of accrued interest	82,846	83	165,609	-	165,692
Shares issued in cancellation of indebtedness due officer	2,500,000	2,500	372,500	-	375,000
Shares issued in cancellation of
convertible debt and accrued interest	2,278,373	2,278	3,227,614	-	3,229,892
Shares issued for services	1,000,000	1,000	1,399,000	-	1,400,000
Shares issued in cancellation of
accrued compensation due officer	1,500,000	1,500	2,098,500	-	2,100,000
Additional shares issued to convertible debt holders	2,211,460	2,211	(2,211)	-	-
Return of common shares by former President for cancellation	(3,913,044)	(3,913)	3,913	-	-
Shares issued in cancellation of
accrued compensation due officer	1,500,000	1,500	1,048,500	-	1,050,000
Shares issued in cancellation of convertible debt	2,640,000	2,640	3,297,360	-	3,300,000
Shares issued in cancellation of
convertible debt and accrued interest	7,019,475	7,019	554,539	-	561,558
Compensation recognized on warrant grants	-	-	2,309,004	-	2,309,004
Gain on modification of debt due related parties	-	-	2,954,515	-	2,954,515
Amortization of beneficial conversion feature
on related parties debt	-	-	(750,767)	-	(750,767)
Net loss for the year ended September 30, 2008	-	-	-	(11,123,003)	(11,123,003)

Balance – September 30, 2008	59,505,540	$59,505	$ 87,099,272	$ (87,643,509)	$ (484,732)
Shares issued for cash	648,810	649	549,351	-	550,000
Shares issued in exercise of warrants	90,000	90	960	-	1,050
Shares issued cancellation of debt and accrued interest	531,400	531	504,298	-	504,829
Acquisition of intellectual property	3,666,667	3,667	5,467,184	-	5,470,851
Recognition of beneficial conversion feature
on issuance of convertible debt	-	-	26,316	-	26,316
Compensation recognized on vesting of option grants	-	-	82,896	-	82,896
Amortization of beneficial conversion feature
on related party debt	-	-	(1,162,038)	-	(1,162,038)
Net loss for the year ended September 30, 2009	-	-	-	(13,560,841)	(13,560,841)

Balance – September 30, 2009	64,442,417	$64,442	$ 92,568,239	$ 101,204,350)	$ (8,571,669)

The accompanying notes are an integral part of these financial statements.

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008 Note 1. Organization, History and Business

Single Touch Systems Inc. (“the Company’) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc. On May 12, 2008, the Company changed its name to Single Touch Systems Inc.

On July 24, 2008, the Company acquired all of the outstanding shares of Single Touch Interactive, Inc. (“Interactive”), a company incorporated in the state of Nevada on April 2, 2002, in exchange for issuing 42,967,554 shares of its common stock. For financial reporting purposes, the acquisition was treated as a reverse acquisition whereby Interactive’s operations continue to be reported as if it had actually been the acquirer. Assets and liabilities continue to be reported at Interactive’s historical cost, as the Company had nominal assets, liabilities and operations before the reverse acquisition.

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

Basis of Presentation

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has accumulated operating losses since its inception (May 31, 2000). In addition, the Company has used ongoing working capital in its operations. At September 30, 2009, its accumulated deficit amounted to $101,204,350.In view of current matters, the continuation of the Company’s operations is dependent on revenue from its licensing of its technologies and related services, advances made by its officers, and the raising capital through the sale of its equity instruments or issuance of debt. Management believes that these sources of funds will allow the Company to continue as a going concern through 2010. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations. In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008

Revenue is derived from licensing of the Company’s wireless applications to various telecommunication companies. Under the terms of the various licensing agreements, the Company receives a fee, net of revenue sharing and other costs, each time its application is utilized by the end user. Revenue is recognized in the month the application is utilized. The Company records its revenue pursuant to Accounting Standards Codification (“ASC”) Topic 605—45-45 “Reporting Revenue Gross as a Principal versus Net as an Agent.” Advanced licensing fees received with minimum guarantees where it cannot determine the fee earned are recognized in income on the straight line basis over the term of the license in accordance with ASC Topic 928-605-25, “Financial Reporting in the Record and Music Industry.”

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. At September 30, 2009, the Company recorded an impairment loss for certain software development costs totaling $301,465 and an impairment loss on acquired patents totaling $5,366,433 (See Note 6).

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008
Prepaid Royalties

The Company’s agreements with licensors and developers generally provide it with exclusive publishing rights and require it to make advance royalty payments that are recouped against royalties due to the licensor or developer based on product sales. Prepaid royalties are amortized on a software application-by-application basis, based on the greater of the proportion of current year sales to total current and estimated future sales or the contractual royalty rate based on actual net product sales. The Company continually evaluates the recoverability of prepaid royalties, and charges to operations the amount that management determines is probable that will not be recouped at the contractual royalty rate in the period in which such determination is made or at the time the Company determines that it will cancel a development project. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year.

Capitalized Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application. Capitalized software development costs represent the costs associated with the internal development of the Company’s software applications. Amortization of such costs is recorded on a software application-by-application basis, based on the greater of the proportion of current year sales to total of current and estimated future sales for the applications or the straight-line method over the remaining estimated useful life of the software application. The Company continually evaluates the recoverability of capitalized software costs and will charge to operations amounts that are deemed unrecoverable for projects it will abandon.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to consulting services.

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure - An amendment to SFAS No. 123.” (ASC Topic 505-50) These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the year ended September 30, 2009, the Company recognized stock based compensation expense of $12,678,878 from the granting of a common stock warrant to an advisor (See Note 14) and $82,896 from the vesting of options granted to certain employees, directors and consultants in 2008. Of the $12,761,774 in stock-based compensation, a total of $12,694,578 was attributed to consulting expense, $12,560 was included in officers’ compensation and $54,636 was included in salaries and wages. During the year ended September 30, 2008, the Company issued 1,500,000 shares of its common stock to its President in exchange for canceling the $1,050,000 of accrued compensation. Also in 2008, the Company issued 1,500,000 shares of its common stock to its President for $525,000 in accrued compensation for services rendered during 2008 and $1,575,000 for services rendered during 2007, $1,400,000 in stock based compensation from the issuance of 1,000,000 shares of its common stock to employees and consultants and recognized $376,800 in stock based compensation in the granting of options to purchase 8,675,000 shares of the Company’s common stock.

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008 Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2009 that have been excluded from the computation of diluted net loss per share include 29,119,334 warrants, 8,675,000 options, and $2,415,660 of debt convertible into 30,195,747 shares of the Company’s common stock. Potential common shares as of September 30, 2008 were 16,376,000 warrants,8,675,000 options and $2,319,512 of debt convertible into 28,993,900 shares of the Company’s common stock that have been excluded from the computation of diluted net loss per share. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 127,466,447 and 63,114,094 for the year ended September 30, 2009 and 2008, respectively.

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

During the years ended September 30, 2009 and 2008, significantly all of the Company’s revenue was generated from contracts with ten customers.

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

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with conversion and other Options” In those circumstances, the convertible debt will be recorded net of the discount related to the BCF and the Company will amortize the discount to interest expense or equity (if the debt is due to a related party), over the life of the debt using the effective interest method.

Income Taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 (ASC Topic 740-10) . The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008 Recent Accounting Pronouncements

In May 2009, the FASB adopted Codification Topic 855,” Subsequent Event’s, which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of its financial statements. The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption ASC 855 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB adopted Codification Topic Statement No. 105 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” ASC 105 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accounts (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted the Codification during the current period ending September 30, 2009. There was no impact upon adoption.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (Codification Topic 820). Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. There was no impact upon adoption.

FSP FAS 115-2 (ACS Topic 320) and FAS 124-2 - In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (Codification Topic 320). The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. There was no impact upon adoption.

FSP FAS 107-1 and APB 28-1 - In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-

1, Interim Disclosures about Fair Value of Financial Instruments ((ACS Topic 825). The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company included the required disclosures in its quarter ending June 30, 2009.

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008

Recent Accounting Pronouncement Issued But Not in Effect

In June 2009, the FASB adopted SFAS 166,” Accounting for Transfers of Financial Assets (“ACS Topic 860”) Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.

SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company does not anticipate the adoption of SFAS 166 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“ACS Topic 810). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of SFAS 167 on its financial statements.

Note 3. Accounts Receivable

Fees earned but not paid as of September 30, 2009 and 2008, net of any revenue sharing, amounted to $126,171 and $351,442, respectively. . Of the amounts due, $21,748 and $66,457 are due at September 30, 2009 and 2008, respectively, from a related party (see Note 11 - Related Party Transactions).

Note 4. Property and Equipment
The following is a summary of property and equipment:
	September 30,
	2009	2008

Computer hardware	$501,791	$ 482,008
Equipment	46,731	46,731
Office furniture	37,194	37,194

	585,716	565,933
Less accumulated depreciation	(351,998)	(250,770)

	$233,718	$ 315,163

Depreciation expense for the year ended September 30, 2009 and 2008 was $101,228 and $66,542, respectively.

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008
Note 5. Capitalized Software Development Costs

The following is a summary of capitalized software development costs:

	September 30,
	2009	2008

Beginning balance	$609,078	$565,384
Additions	784,207	536,778
Amortizations	(657,055)	(493,084)
Charge offs	(301,465)	-

Ending balance	$434,765	$609,078

Amortization expense for the remaining estimated lives of these costs are as follows:

September 30,
2010	$ 349,819
2011	84,946

$ 434,765

Note 6. Intangible Assets

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

In addition, non-compete agreements were provided to the Company by certain management of Streamworks and the Company provided Streamworks with registration rights covering the common shares issued pursuant to the agreement. The Company valued the intellectual property at the fair value of the common shares and warrants provided totaling $5,470,851. The property purchased has not reached technological feasibility. Therefore, the Company valued the technology at its estimated fair value of $104,418 and recognized an impairment loss during the year ended September 30, 2009 of $5,366,433. The Company is amortizing the technologies estimated fair value of $104,418 over its seven year estimated life.

Amortization charged top operations for the year ended September 30, 2009 totaled $3,433. A schedule of amortization expense over the estimated life of the patents is as follows:

Year Ending September 30,
2010	$14,917
2011	14,917
2012	14,917
2013	14,917
2014	14,917
Thereafter	26,400
$ 100,985

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008 Note 7. Income Taxes

As of September 30, 2009, for income tax purposes, the Company has unused operating loss carryforwards of approximately $26,000,000, which may provide future federal tax benefits of approximately $8,800,000 which expire in various years through 2029 and future state benefits of approximately $2,300,000 which expire in various years through 2020.

An allowance of $11,100,000 has been provided to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize. Timing differences between expenses deducted for income tax and deducted for financial reporting purposes are insignificant and have no material impact to the differences in the reporting of income taxes.

The provisions for income tax expense for the year ended September 30, 2009 and 2008 are as follows:

	2008	2007
Current
Federal	$-	$-
State	1,026	2,300
Total income tax expense	$ 1,026	$ 2,300

Note 8. Convertible Debt

During 2007 and 2006, the Company received a total of $3,096,000 in exchange for issuing promissory notes that were assessed interest at a rate of 6.5% per annum.

During the year ended September 30, 2008, the total amount of debt and accrued interest totaling $3,229,892 were converted into 2,278,373 shares of the Company’s common stock. In addition, during the year, the Company issued an additional 2,211,460 common shares to the debt holders pursuant to the terms of the anti-dilution provisions of the respective loan agreements. The Company valued the additional shares issued at par value.

Note 9. Related Parties – Loan Activities
Note payable - Officer

The Company’s president has assisted in funding the operations of the Company through loan advances of which a portion have been repaid. Initially, the outstanding balance, including accrued interest assessed at a rate of 8% per annum, was fully due and payable on December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due him on that date including accrued interest and accrued compensation totaling $2,319,512 was evidenced by a convertible promissory note bearing interest at an annual rate of 8%. Interest is payable monthly and the principal outstanding balance is payable on demand. If no demand is made, than the principal balance and any accrued interest is fully due and payable on July 15, 2010. Any portion of the outstanding principal loan balance is convertible into shares of the Company’s common stock at a price of $0.08 per share.

The Company accounted for the modification of the debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and APB Opinion 26 (ASC Topic 470-50), and recognized a gain on the modification of $2,319,512 that was charged to equity. The convertible debt was recorded net of a discount that includes a beneficial conversion feature (“BCF”) amounting to $2,319,512. The discount is amortized to equity over the life of the debt using the effective interest method.

Interest charged to operations relating to these notes for the year ended September 30, 2009 and 2008 amounted to $180,861 and $123,156 respectively.

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008

A summary of the balance due the Company’s president as of September 30, 2009 and 2008 is as follows:

	September 30,
	2009	2008

Principal balance due	$ 2,319,512	$2,207,497
Accrued interest	18,852	104,601
Less: discount	(1,009,737)	(2,136,110)
	$1,328,627	$175,988

For the year ended September 30, 2009 and 2008, the Company charged $1,126,373 and $183,402 to equity on the amortization of the discount.

Note Payable - Activate, Inc.

Activate, Inc. (“Activate”), a corporation wholly owned by the Company’s President, has advanced the Company $50,000. Under the originally terms of the loan, the advance was assessed interest at an annual rate of 8% and was fully due and payable with accrued interest in December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due Activate on that date including accrued interest totaling $73,445 was evidenced by a convertible promissory note bearing interest at an annual rate of 8%. Interest is payable monthly and the principal outstanding balance is payable on demand. If no demand is made, than the principal balance and any accrued interest is fully due and payable on July 15, 2010. Any portion of the outstanding principal loan balance is convertible into shares of the Company’s common stock at a price of $0.08 per share.

The Company accounted for the modification of the debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and APB Opinion 26 (ASC Topic 470-50), and recognized a gain on the modification of $73,445 that was charged to equity. The convertible debt was recorded net of a discount that includes BCF amounting to $73,445. The discount is amortized to equity over the life of the debt using the effective interest method.

Interest charged to operations relating to these notes for the year ended September 30, 2009 and 2008 amounted to $5,875 and $7,867, respectively.

A summary of the balance due to Activate as of September 30, 2009 and 2008 is as follows:

	September 30,
	2009	2008

Principal balance due	$73,445	$50,000
Accrued interest	4,004	19,994
Less: discount	(31,972)	(67,638)

	$45,477	$2,356

For the year ended September 30, 2009 and 2008, the Company charged $35,666 and $5,807, respectively to equity on the amortization of the discount.

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008

In addition to the above, Activate during 2009 has advanced an additional $894,500 of which $99,103 was repaid. The advances bear interest at a rate of 8% and the outstanding balance is fully due and payable on demand. Interest accruing on the advances during the year ended September 30, 2009 totaled $23,638, which was charged to operations. The balance due at September 30, 2009 including accrued interest amounted to $ 819,056.

In June 2009, Activate purchased a $250,000 promissory note from a debtor of the Company and assumed all of his rights and interest in the note. The note matured on June 30, 2009 and the Company is currently in default under its terms. The note bears interest at an annual rate of 10%. Interest accruing in 2009 on the Note was $9,965, which was charged to operations. The balance due at September 30, 2009 including accrued interest amounted to $ 259.965.

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

The Company accounted for the modification of the debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and APB Opinion 26 (ASC 470-50), and recognized a gain on the modification of $561,558 that was charged to equity. The convertible debt was recorded net of a discount that includes BCF amounting to $561,558. The discount is amortized to equity over the life of the debt using the effective interest method.

On September 16, 2008, the principal balance of the loan amounting to $561,558 was converted in 7,019,475 shares of the Company’s common stock. Interest charged to operations for the year ended September 30, 2008, amounted to $42,917. For the year ended September 30, 2008, the Company charged $561,558 to equity on the amortization of the discount.

Other Related Party Loans

A Company director and an affiliate of the director advanced funds to the Company. The balance of the advances began accruing interest in December 2008 at an annual rate of 8%. The balance owed as of September 30, 2009 including accrued interest totaled $423,052. Interest charged to operations during the year ended September 30, 2009 amounted to $22,967. The principal and accrued interest are due on demand.

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008 Note 10. Notes Payable – Other

On December 5, 2008, the Company entered into a Loan and Security Agreement with a third party for a total loan of $1,000,000. Proceeds from the loan were net of loan fees incurred by lender. The loan bears interest at an annual rate of 10% per annum and accrued interest is payable 90 days after the loan proceeds are received. All related party debt is subordinate to this loan. The loan has been guaranteed by the Company’s President, and is secured by the Company’s assets. Interest charged to operations on this loan for the year ended September 30, 2009 amounted to $23,556.

In June 2009, the Parties entered into a Change in Terms Agreement. Under the terms of the agreement, the maturity date of the loan was initially extended to July 31, 2009. In consideration for the extension, the Company paid an interest payment of $25,000 and agreed to loan extension fee of $25,000 that increased the amount the principal balance of the note. In addition, the Agreement required the Company to pay $300,000 by July 5, 2009.

The Agreement allows for further extensions assuming the Company is not in default as of July 31, 2009. To extend the maturity date to August 31, 2009, the Company is required make additional payments to the noteholder of no less than $300,000 by July 31, 2009, pay an extension fee of $25,000 due by July 31, 2009, and pay all interest that has accrued to July 31, 2009. A final extension to September 30, 2009 was available providing the Company make additional payments to the noteholder of no less than $300,000 by August 31, 2009, pay an extension fee of $25,000 by August 31, 2009, and pay all interest that has accrued through August 31, 2009. The Company reduced principal by $200,000 and paid loan fees totaling $75,000 that was charged to operations

Interest charged to operations on this loan for the year ended September 30, 2009 amounted to $75,222.		As of September 30,
2009, the loan was in default.
A summary of the balance due on this loan as of September 30, 2009 is as follows:
Principal balance due	$800,000
Accrued interest	75,222

	$875,222

Also in December 2008, the Company borrowed $250,000 from an unrelated third party. The loan is assessed interest at an annual rate of 10% and principal and interest are fully due and payable in June 2009. As indicated above, Activate, Inc. purchased this note in June 2009. Interest charged to operations on this loan prior to the purchase amounted to $14,072, which was paid in the purchase of the Note.

During the year ended September 30, 2009, a third party advanced funds to the Company. The balance of the advances began accruing interest in December 2008 at an annual rate of 8%. The balance owed as of September 30, 2009 including accrued interest totaled $140,740. Interest charged to operations during the year ended September 30, 2009 amounted to $6,740. The principal and accrued interest are due on demand.

In August 2009, the Company received $500,000 through the issuance of a convertible note. The note bears interest at an annual rate of 12% and principal and accrued interest are convertible into the Company’s common stock at a conversion price of $0.95 per share. As the conversion price was less the trading price of the Company’s common stock on the date the Note, the Company recognized a beneficial conversion feature of $26,310 pursuant to ASC Topic 470-20 “Debt with conversion and other Options” that was charged to equity On September 21, 2009, the principal and accrued interest totaling $504,830 was converted into 531,400 shares of the Company’s common stock. Interest charged to operations for the year ended September 30, 2009, amounted to $4,830. For the year ended September 30, 2008, the Company charged $26,310 to operations on the amortization of the discount.

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008 Note 11. Related Party Transactions

During 2008, the Company accrued compensation to its President of $1,050,000. The compensation was valued based upon the estimated fair value of the 750,000 shares of the Company’s common stock that were issued in consideration for these services. (See Note 13). Also during 2008, the Company issued 2,500,000 shares of its common stock in consideration for the cancellation of $375,000 of indebtedness due him.

On July 15, 2008, the Company entered into a new employment agreement with its President. The term of the new agreement is through December 31, 2008. Under the new agreement, the President will receive an annual salary of $275,000 and will receive 1,500,000 shares of common stock for accrued compensation. The 1,500,000 shares were issued on July 24, 2008. As discussed in Note 13, the Company issued stock warrants to various consultants in 2005 for the purchase of 5,000,000 shares of the Company’s common stock at a price of $.50 per share. In 2007, the Company’s President acquired these stock warrants.

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

Note 12. Fair Value

The Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“ASC Topic 820-10”), at the beginning of fiscal year 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. The adoption of ASC Topic 820-10 did not impact the Company’s consolidated financial position or results of operations. ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below: Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

The Company Level 1 assets include cash.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

The Company’s Level 2 assets consist of a accounts receivable, notes and convertible notes payable, and derivative liability. Due to the short term nature of its accounts receivable, notes and convertible notes payable, the Company estimates he fair value of these assets and liabilities at their current basis. The Company determines the fair value of its derivative liability based upon the trading prices of its common stock on the date of issuance and when applicable, on the last day of the quarter. The Company uses the Black-Sholes Option Model in valuing the fair value of level 2 assets.

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has no level 3 assets or liabilities.

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis.

		September 30, 2009

		Fair Value Measurements

	Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3	Assets/
	Markets	Other	Significant	Liabilities
	Identical	Observable	Unobservable	At Fair
	Assets	Inputs	Inputs	Value

Assets:
Cash	$259,558	-	-	$ 259,558
Accounts receivable	-	$104,423	-	$ 104,423

Liabilities
Accounts payable and
accrued expenses	-	$2,321,862	-	$ 2,321,862
Notes payable - related party		$1,502,073		$ 1,502,073
Notes payable - other	-	$1,015,962		$ 1,015,962
Convertible debentures	-	$2,415,813		$ 2,415,813
Derivative and warrant
Liability	-	$4,712,400	-	$ 4,712,400

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008 Note 13. Deferred Income

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

Under the service agreement, the Company provides the application for the first four months at no cost, but is entitled to reimbursement for any direct pass through third party costs paid by the Company relating to the use of the licensed technology and related service. Thereafter the Company nets $.175 per transaction on the delivery of any mobile content to the third Party payer through the utilization of the application for a period of up to three years. As the $2,000,000 advance is not refundable, the Company is amortizing it into revenue evenly over the remaining 29 months of the license agreement pursuant to SFAS No. 50 (ASC Topic 928-10). Therefore on a monthly basis, the Company is reporting revenue relating to this license agreement the greater of the transaction fee earned or $68,966 ($2,000,000/29 months). In addition, during the first four months of the contract, the Company received the revenue generated under the service agreement as a contingency against future costs associated with the first four months of the agreement. The amount received during the four months totaled $488,952. The Company is also amortizing it into revenue on the straight- line basis pursuant to SFAS No. 50.

Revenue recognized during the year ended September 30, 2009 and 2008 under this agreement amounted to $249,329 and $1,029,911, respectively.

Note 14. Stockholders’ Equity
Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the year ended September 30, 2009, the Company issued 648,810 shares of its common stock for $550,000. During the year ended September 30, 2009, the Company issued 3,666,667 shares of its common stock in consideration for receiving patents and other intellectual properties (see Note 6).

During the year ended September 30, 2009, the Company issued 90,000 shares of its common stock through exercises of warrants. The Company received $1,050 through the exercises.

During the year ended September 30, 2009, the Company issued 531,400 shares of its common stock in consideration for the cancellation of $504,829 of convertible debt.

During the year ended September 30, 2008, the Company issued the 6,700,000 shares held in escrow to the note holder in consideration for the cancellation of $2,920,000 of indebtedness which including accrued interest.

During the year ended September 30, 2008, the Company issued 82,846 shares of its common stock in consideration for the cancellation of $165,692 of accrued interest due on its convertible debt.

During the year ended September 30, 2008, the Company issued 2,500,000 shares of its common stock in consideration for the cancellation of $375,000 of indebtedness due its President.

During the year ended September 30, 2008, the Company issued 2,278,373 shares of its common stock in consideration of canceling $3,229,892 of convertible debt and accrued interest. In June 2008, the Company issued these investors an additional 2,211,460 shares pursuant to the anti-dilution provision of the underlying loan documents. The 2,211,460 were valued at par pursuant to APB Opinion #29 (ASC Topic 845-10).

During the year ended September 30, 2008, the Company issued 1,000,000 shares of its common stock to various employees, consultants, and an attorney for services valued at $1,400,000.

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008

During the year ended September 30, 2008, the Company issued 1,500,000 shares of its common stock to its president for accrued compensation valued at $2,100,000.

During the year ended September 30, 2008, the former president of the Company returned 3,913,044 shares of the Company’s common stock to treasury for cancellation.

During the year ended September 30, 2008, the Company issued 1,500,000 shares of its common stock to its president for accrued compensation valued at $1,050,000.

During the year ended September 30, 2008, the Company issued 2,640,000 shares of its common stock in consideration for the cancellation of $3,300,000 of convertible debt.

During the year ended September 30, 2008, the Company issued 7,019,475 shares of its common stock in consideration for the cancellation of $561,558 of convertible debt due Activate Sports, LLC.

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

As part of the convertible debt issued in 2006 and 2007, as discussed above in Note 8, the Company issued stock warrants to the various note holders to purchase a total of 774,000 shares of its common stock at a current price of $1.76 per share. The warrants expire on the fifth anniversary date of the respective grant. As the exercise price of $1.76 per share was greater than the estimated market price of the Company’s common stock of $1.40 at date of grant, no compensation expense was recognized.

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

In a private offering, the Company issued 2,640,000 Class A Warrants and 2,640,000 Class B Warrants Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $1.60 per share for a period of 36 months from date of grant. Each Class B Warrant entitles the holder to purchase one share of common stock at a price of $2.05 per share for a period of 18 months from date of grant. As the exercise price of both the Class A and Class B Warrants were greater than the market price of the Company’s common stock of $0.25 at date of grants, no compensation expense was recognized.

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008

On October 30, 2008, the Company entered into a Non-exclusive Special Advisory Services Agreement with Peltz Capital Management, LLC, a Delaware limited liability company (“Peltz”). The Agreement ends on September 30, 2009; but will be renewed for up to two additional one-year terms commencing on September 30 of each year unless on or prior to September 20th of such year either party delivers a notice of non-renewal to the other (in which case the Agreement shall terminate on the date set forth in the notice). The agreement is also terminable upon thirty days notice by either party. Inclusive with this Non-exclusive Special Advisory Services Agreement is the Warrant and a Registration Rights Agreement (“Warrant Agreement”). In consideration for the services to be rendered under the terms of the agreement, the Company granted to Peltz a warrant for the purchase of the greater of Five Million Nine Hundred Fifty Two Thousand Three Hundred Sixty Two (5,952,362) shares of common stock of the Company or 5.2% of the total outstanding common stock of the Company, computed on a fully dilutive basis. The warrants can be exercised at a price of $2.10 per share and expire five years from the date of grant. The Warrant Agreement contains various penalty and non-dilution clauses which if triggered could reduce the exercise price of the warrants and/or require the company to issue additional warrants. The Warrant Agreement contains cashless exercise provisions and the Registration Rights Agreement provides some contingent registration rights as described in the agreement. The initial third of the warrants vested upon execution of the agreement and the remaining warrants vest over a two-month period. The initial 5,952,362 warrants were valued at $13,831,504 using the Black-Sholes Option Model based upon an expected life of 5 years, risk free interest rate of 2.84%, and expected volatility of 94%. At the date of grant, the Company’s common stock had a trading price of $3.00 per share. The Company is charging the $13,831,504 to operations as compensation expense over the initial twelve months of the agreement. Consulting expense charged to operations during the year ended September 30, 2009 totaled $ 12,678,878.

The Company has accounted for the terms of the Warrant Agreement pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (ACS Topic 815-40) and initially recorded the $13,831,503 as a derivative liability. As September 30, 2009, the Company valued the liability at $4,712,400 using the Black-Sholes Option Model based upon an expected life of 4.09 years, risk free interest rate of 2.31%, expected volatility of approximately 133%., and a per share market price of the Company’s underlying stock of $0.54. The $9,119,103 decrease in the derivative liability was credited to operations year ended September 30, 2009.

In February 2009, warrants for 10,000 shares of the Company’s common stock were exercised at a total purchase price of $150.

In June 2009, the Company granted warrants in connection with the purchase of intellectual property to purchase 1,833,334 shares of common stock at purchase price $2.30 per share. The warrants expire on June 2, 2011. The Company valued the warrants at $887,517 using the Black-Sholes Option Model based upon an expected life of 2 years, risk free interest rate of .96%, expected volatility of approximately 101%, and a per share market price of the Company’s underlying stock of $1.25. The $887,517 was included in the cost of the property acquired (See Note 6). In July 2009, warrants for 30,000 shares of the Company’s common stock were exercised at a total purchase price of $300.

In August 2009, warrants for 50,000 shares of the Company’s common stock were exercised at a total purchase price of $500.

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008
Options

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

A summary of outstanding stock warrants and options is as follows:
		Weighted
		average
	Number	exercise
	of shares	price

Outstanding - September 30, 2007	6,769,000	$0.94
Granted	18,282,000	1.30
Exercised	-	-
Canceled	-	-
Outstanding - September 30, 2008	25,051,000	$1.20
Granted	12,833,334	1.01
Exercised	(90,000)	0.01
Canceled	-	-
Outstanding - September 30, 2009	37,794,334	$1.14

Of the 37,794,334 options and warrants granted at September 30, 2009, a total of 36,419,334 are exercisable.

Single Touch Systems Inc.

NOTES TO FINANCIAL STATEMENTS September 30, 2009 and 2008

Note 15. Commitments and Contingency Operating Leases

The Company leases office space in Encinitas, California that expires on July 31, 2010. In addition to paying rent, the Company is also required to pay its prorata share of the property’s operating expenses.

Rent expense for the year ended September 30 2009 and 2008 was $108,135 and $105,010, respectively.

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

Creditor Settlement

The Company settled lawsuits with two vendors. Under the terms of the settlements, the Company’s total original obligation due the two creditors of $401,153 and was reduced to $235,000. The $35,000 owe done vendor is due in December 2009. The $200,000 due the second vendor is payment in four monthly installments of $50,000 commencing January 2010. If the $200,000 is not paid as indicated, the balance increases to $300,000 plus attorney fees. At September 30, 2009, the Company recognized a gain of $166,153 on the indicated settlements that was credited to operations.

Note 16. Subsequent Events

The Company has evaluated subsequent events through January 13, 2010, the date these financial statements were issued. In December 2009, the Company's President assigned to the Company all of his patented technology relating to the applications utilized by the Company for consideration that is currently being determined.

In December 2009, the Company issued 50,000 shares for legal services and 30,000 shares for accounting services. The shares were issued through the Company’s 2009 Employee and Consultant Stock Plan that was filed with the Securities and Exchange Commission on Form S-8 on December 7, 2009.

Under the terms of the 2009 Plan. 2,000,000 common shares have been registered for issuance to employees and eligible consultants. Grants under the plan are authorized by the Company’s Board of Directors or a committee established by the Board. Unissued shares reserved under the plan will be adjusted by stock-splits, stock dividends, recapitalization, merger or similar event.

Single Touch Systems, Inc.

Item 9. Changes In and Disagreements with Accountants on Accounting/Financial Disclosure

None,
Item 9A(T) Controls and Procedures Evaluation of Disclosures and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

We have made the determination that our disclosure controls and procedures were effective, due to the small scale of our operations, we anticipate that when operational activities expand it will be necessary to add additional controls and procedures to ensure effectiveness.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; that receipts and expenditures are being made only with proper authorizations of management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Single Touch Systems, Inc.

Management, including our former President acting as both Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of September 30, 2009.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information
None.

Single Touch Systems, Inc.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are the executive officers, directors, and key employees of the Company and hold the offices set forth opposite their names.

Name	Age	Position

Anthony Macaluso	47	Chairman, President, Treasurer and Chief
		Executive and Financial Officer
Richard Siber	48	Director
Laurence Dunn	48	Director
James Cassina	53	Director
James Darcy	40	Senior Vice President

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended September 30, 2009 were filed with the exception that the company has not yet received copies of Form 3 ownership reports from our Directors Richard Siber and Laurence Dunn.

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

Single Touch Systems, Inc.

Board of Director Meetings and Committees

The Board of Directors has held several meetings during the year ended September 30, 2009 and has acted through unanimous consent resolutions.

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

Single Touch Systems, Inc.

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2009 to:

  all individuals that served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2009 and all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2009 that received annual compensation during the fiscal year ended September 30, 2009 in excess of $100,000.

SUMMARY COMPENSATION TABLE

						Non-Equity
						Incentive Plan	All Other
		Salary	Bonus	Stock Awards	Option Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)

Current Officers/Directors

Anthony Macaluso (1)	2009	275,000	0	0		0	0	275,000
Chief Executive and	2008	275,000	0	3,150,000	376,800	0	0	3,801,800
Financial Officer

James S. Darcy (2)	2009	180,000	0	0	12,560	0	0	192,560
Senior Vice President	2008	180,000	0	315,000	0	0	0	495,000
-Carier Relations

Notes:
(1)	During 2008, the Company issued Mr. Macaluso 3,000,000 shares of its common stock for accrued compensation of $3,150,000, of which $1,525,000 was incurred during 2008 and $1,575,000 was incurred during 2007.The compensation was valued based upon the estimated fair value of the 3,000,000 shares of the Company’s common stock. In 2008, the Company granted Mr. Macaluso 6,000,000 options to purchase the Company’s common stock at price per share of $1.375 per share. Compensation expense for the year ended September 30, 2008 was $376,800

(2)	Mr. Darcy is currently employed at will and receives an annual salary of $180,000. Mr. Darcy received a bonus of common stock in March of 2008 of 225,000 shares valued at $315,000. In 2008, the Company granted Mr. Darcy 400,000 options to purchase the Company’s common stock at price per share of $1.375 per share. 200,000 options vested on July 28, 2009 and 200,000 options vest on July 28, 2010. In 2009, $12,560 was recognized as compensation on the July 2009 vesting of the 200,000 options.

We had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us and have therefore eliminated a column specified by Item 402 (c)(2) titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)” in the above Summary Compensation Table

							Single Touch Systems, Inc.

Director Compensation

		Fees Earned				Nonqualified
		Or			Non-Equity	Deferred
		Paid In	Stock	Option	Incentive Plan Compensation		All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)

Anthony Macaluso	2009	0	0	3,140 (1)	0	0	0	0
Director	2008	0	0	0	0	0	0	0

James Cassina.	2009	0	0	3,140(1)	0	0	0	0
	2008	0	0	0	0	0	0	0

Laurence Dunn	2009	0	0	3,140(1)	0	0	0	0
Director	2008	0	0	0	0	0	0	0

Richard Siber	2009	0	0	3,140(1)	0	0	0	0
Director	2008	0	0	0	0	0	0	0

(1) Compensation recognized on the vesting of 50,000 options granted to each Director.

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

Employment Agreements

None of our employees have written employment agreements. All of our other employees are employees at will and can be terminated upon notice. We pay employees for national holidays and vacation time of one week per year. We provide Medical benefits for the employee only and do not currently provide any other benefit or retirement programs. Employees may receive bonuses from time to time in the form of cash or equity at the sole discretion of the board of directors. We expect to enter into formal employment agreement with our other executive officers and key employees in the near future.

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

Single Touch Systems, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters
Beneficial Ownership Table

The following table sets forth, as of September 30, 2009; the beneficial ownership of Single Touch Systems, Inc. common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly: Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Single Touch Systems Inc., 2235 Encinitas Blvd, Suite 210, Encinitas, CA 92024. Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days of the Closing Date of the Merger are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

5% Owners

Medial Provider Financial Corporation IV (5)	12,700,000	9.7%
Dan Ayala (6)	3,732,309	2.6%
Streamworks Technology Inc (7)	5,500,001	4.2%

Officers and Directors as a Group	64,876,431	49.6%
*Less than 1%.

Single Touch Systems, Inc.

(1)	Based on 64,442,417 shares of Common Stock Issued and outstanding on September 30, 2009 and including 36,419,334 exercisable Options/Warrants outstanding and convertible notes exercisable into 29,911,950 shares. All totaling 130,773,701 common shares if all instruments were exercised.

(2)	18,054,340 shares are beneficially owned. Includes 5,000,000 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of September 30, 2009 and 29,911,950 shares of Common Stock issuable upon conversion of convertible notes convertible within 60 days of September 30, 2009.

Includes 6,000,000 options to purchase the Company’s common stock at price per share of $1.375 per share the Company granted Mr. Macaluso in 2008.

(3)	Consists of 1,412,500 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of September 30, 2009 and 50,000 options.

(4)	Includes 1,940,000 shares of Common Stock issuable upon exercise of warrants and options to buy exercisable within 60 days of September 30, 2009 (800,000 warrants are owned by Core Energy Enterprises, Inc., a corporation in which Mr. Cassina is the controlling shareholder.). 1,557,331 shares are beneficially owned by James Cassina. 391,305 shares are beneficially owned by Spring Capital Corp., a corporation in which Mr. Cassina is the controlling shareholder. 458,805 shares are beneficially owned by Core Energy Enterprises, Inc., a corporation in which Mr. Cassina is the controlling shareholder.

(5)	The address for Medial Provider Financial Corporation IV is 2100 South State College Boulevard, Anaheim, CA 92806.

(6)	The address for Dan Ayala is 2221 Plaza Del Robles, Las Vegas, NV 89102.

(7)	Streamworks Technology Inc. includes 1,833,344 warrants

Based on 64,442,417 shares of Common Stock issued and outstanding on September 30, 2009; the officers and directors as a group beneficially own 20,561,781 issued and outstanding shares comprising 32% of the Common Stock issued and outstanding on September 30, 2009.

Single Touch Systems, Inc.

Equity Compensation Plan Information

Equity Compensation Plan Information

	Number of	Weighted-	Number of securities
	Securities to be	average	remaining available for future
	issued upon exercis	exercise price of	issuance under equity
	e	outstanding	compensation plans
	of outstanding	options, warrant	(excluding securities reflecte
	options, warrants	s	d
	and rights (a)	and rights (b)	in column (a)) (c)

Equity compensation plans approved by

security holders	8,675,000	1.375	125,000

Equity compensation plans not approved by

security holders	N/A	N/A	1,920,000
Total	8,675,000	1.375	125,000

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

Single Touch Systems, Inc.

In December 2009 the Company adopted the “2009 Employee and Consultant Stock Plan” (“2009 Plan”) to provide compensation in the form of common stock (“Common Stock”) of Single Touch Systems, Inc.(“Corporation”) to employees and eligible consultants.

The Plan is administered by the Board of Directors of the Corporation who may from time to time (i) issue orders or adopt resolutions not inconsistent with the provisions of this Plan and (ii) interpret the provisions and supervise the administration of the Plan.

The total number of shares of Common Stock subject to this Plan is 2,000,000.

Options

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

A summary of outstanding stock warrants and options is as follows:
		Weighted
		average
	Number	exercise
	of shares	price

Outstanding - September 30, 2007	6,769,000	$0.94
Granted	18,282,000	1.30
Exercised	-	-
Canceled	-	-
Outstanding - September 30, 2008	25,051,000	$1.20
Granted	12,833,334	1.01
Exercised	(90,000)	0.01
Canceled	-	-
Outstanding - September 30, 2009	37,794,334	$1.14

Of the 37,794,334 options and warrants granted at September 30, 2009, a total of 36,419,334 are exercisable.

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

Single Touch engages Richard Siber, a director, on a cash basis for consulting services through SiberConsulting which provides technical and marketing services to the wireless industry. Mr. Siber received a total of $80,000 in cash compensation for the year ended September 30, 2008.

During 2008, the Company accrued compensation to its President of $1,050,000. The compensation was valued based upon the estimated fair value of the 750,000 shares of the Company’s common stock that were issued in consideration for these services. Also during 2008, the Company issued 2,500,000 shares of its common stock in consideration for the cancellation of $375,000 of indebtedness due him.

On July 15, 2008, the Company entered into a new employment agreement with its President. The term of the new agreement is through December 31, 2008. Under the new agreement, the President received an annual salary of $275,000 and will receive 1,500,000 shares of common stock for accrued compensation. The 1,500,000 shares were issued on July 24, 2008.

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

Single Touch Systems, Inc.

Item 15. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2009 and 2008 were: $52,250 and $36,500, respectively.

(2) Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending September 30, 2009 and 2008.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2009 and 2008.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2009 and 2008.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2009. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Single Touch Systems, Inc.

Item 15. Exhibits, Financial Statement Schedules

Single Touch Systems, Inc. includes by reference the following exhibits:

3.1	Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed November 8, 2001, as exhibit 3.1 with the registrant’s Registration Statement on Form SB- 2(SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed April 11, 2002, as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2 (Post Effective Amendment No. 3) (SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed July 31, 2008, as exhibit 3.3 with the registrant’s Current Report on Form 8-K(SEC File No. 333-73004); which exhibit is incorporated herein by reference.

3.4	By-Laws of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed November 8, 2001, as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2(SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

3.5	Amended and Restated By-Laws of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed February 8, 2002, as exhibit 3.3 with the registrant’s Registration Statement on Form SB-2 (Post Effective Amendment No. 2) (SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

4.1	Single Touch Interactive, Inc. $2,319,511.64 Convertible Promissory Note dated July 24, 2008 filed July 31, 2008, as exhibit 4.11 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

4.2	Form of Warrant - filed July 31, 2008, as exhibit 4.10 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

4.3	Form of Class “A” Warrant - filed July 31, 2008, as exhibit 4.8 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

4.4	Form of Class “B” Warrant - filed July 31, 2008, as exhibit 4.9 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.1	Non-exclusive Special Advisory Services Agreement with Peltz Capital Management, LLC – Warrant and Registration Rights Agreement; Inclusive - October 30, 2008 filed November 5, 2008, as exhibit 10.1 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.2	2008 Stock Option Plan for Single Touch Systems, Inc. (formerly Hosting Site Network, Inc.) - filed July 31, 2008, as exhibit 10.10 with the registrant’s Current Report on Form 8-K (SEC File No. 333- 73004); which exhibit is incorporated herein by reference.

10.3	2009 Employee and Consultant Stock Plan for Single Touch Systems, Inc. - filed December 8, 2009, as exhibit 4 with the registrant’s Registration on Form S-8 (SEC File No. 333-163557); which exhibit is incorporated herein by reference.

Single Touch Systems, Inc.

10.4	Loan and Security Agreement by and between Single Touch Systems, Inc. and Fort Ashford Funds, LLC. dated December 5, 2008, filed December 29, 2009, as exhibit 10.2 with the registrant’s Current Report on Form 10-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.5	Change in Terms Agreement dated June 24, 2009; RE: Loan and Security Agreement by and between Single Touch Systems, Inc. and Fort Ashford Funds, LLC. dated December 5, 2008; filed August 19, 2009, as exhibit 10.12 with the registrant’s Current Report on Form 10-Q (SEC File No. 000-53744); which exhibit is incorporated herein by reference.

14.1	Code of Ethics filed with the Securities and Exchange Commission on December 21, 2004 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, which exhibit is incorporated herein by reference; which exhibit is incorporated herein by reference.

21	List of Subsidiaries - filed July 31, 2008, as exhibit 21 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

Single Touch Systems, Inc. includes herewith the following exhibits:

10.6	Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc. dated April 11, 2008

10.7	Amendment 20071210.103.A.001 to the Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc. dated March 20, 2009.

31.1	Certification of Principal Executive Officer and Principal Accounting Officer (Rule 13a-14(a)/15d-14(a))

32.1	Certification of Principal Executive Officer and Principal Accounting Officer (18 U.S.C. 1350)

Single Touch Systems, Inc. includes herein the following financial statements:

Page
Report of Independent Registered Public Accounting Firm – Weaver and Martin LLC	22
Financial Statements
Consolidated Balance Sheets as of September 30, 2009 and September 30, 2008	24
Consolidated Statements of Operations for the years ended September 30, 2009 and 2008	25
Consolidated Statements of Cash Flows	26 - 27
Statement of Stockholders’ Equity from October 1, 2007 through September 30, 2009	28
Notes to Financial Statements	29 - 46

Single Touch Systems, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Single Touch Systems, Inc.

Registrant

Date: January 13, 2010
By: \s\ Anthony Macaluso, President Anthony Macaluso, President Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2010	By:	\s\ Anthony Macaluso, President

Anthony Macaluso, President
Principal Executive Officer and Principal Accounting Officer

Date: January 13, 2010	By:	\s\ Laurence Dunn, Director

Laurence Dunn, Director

Date: January 13, 2010	By:	\s\ Richard Siber, Director

Richard Siber, Director

Date: January 13, 2010	By:	\s\ James Cassina, Director

James Cassina, Director