Form 10-Q
period 2009-12-31
SINGLE TOUCH SYSTEMS INC
filed 2010-02-17
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  _________________________  to _____________________________

Commission File Number: 000-53744

Single Touch Systems, Inc.  .
(Exact name of registrant as specified in its charter)

Delaware	13-4122844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2235 Encinitas Blvd., Suite 210, Encinitas, California 92024
(Address of principal executive offices)

(760) 438-0100
(Registrant’s telephone number including area code)

______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐ Yes ☒ No

The number of shares outstanding of each of the issuer's classes of common equity as of February 10, 2010:
73,549,405 shares of common stock

Single Touch Systems, Inc.

Contents

Single Touch Systems, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2009 (Unaudited)	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$32,006	$259,558
Accounts receivable - trade	89,550	104,423
Accounts receivable - related party	25,918	21,748
Prepaid consulting expense	-	1,152,625
Prepaid expenses - other	30,433	31,268

Total current assets	177,907	1,569,982

Property and equipment, net	209,013	233,718

Other assets:
Capitalized software development costs, net	483,082	434,765
Intangible assets:
Patents, net	139,695	100,985
Patent applications cost	244,840	-
Deposits and other assets	15,282	15,282

Total other assets	882,899	551,032

Total assets	$1,269,819	$2,354,732

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,339,149	$1,386,548
Accrued compensation	268,335	715,846
Accrued compensation – related party	239,419	219,468
Payroll taxes payable	440,141	-
Current portion of notes payable – related parties	1,483,462	1,502,073
Note payable – other	995,081	1,015,962
Convertible debentures – related parties, including accrued interest, net of discounts	1,701,039	1,374,104

Total current liabilities	6,466,626	6,214,001

Long term liabilities
Derivative warrant liability	5,511,000	4,712,400

Total liabilities	11,977,626	10,926,401

Stockholders' (Deficit):
Preferred stock,$.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; Issued and outstanding:
67,772,417 shares at December 31, 2009, and 64,442,417 shares at September 30, 2009	67,772	64,442

Additional paid-in capital	93,183,461	92,568,239
Accumulated deficit	(103,959,040)	(101,204,350)

Total stockholders' (deficit)	(10,707,807)	(8,571,669)

Total liabilities and stockholders’ (deficit)	$1,269,819	$2,354,732

The accompanying notes are an integral part of these financial statements

Single Touch Systems, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months ended December 31,
	2009 (Unaudited)	2008 (Unaudited)

Revenue
Wireless applications	$26,902	$519,235

Operating expenses:
Royalties and application costs	150,168	214,827
Research and development	10,554	15,277
Stock based compensation – non employees	1,152,625	2,305,251
Advisory and consulting services	45,400	123,653
Professional fees	82,935	96,879
Salaries and wages	159,860	436,319
Officers’ compensation	68,750	55,730
Travel expenses	25,293	24,098
Rent expense	27,674	26,906
Depreciation and amortization	117,854	168,632
General and administrative	46,645	134,398
Net loss on settlement of indebtedness	16,830	-

Total operating expenses	1,904,588	3,601,970

Loss from operations	(1,877,686)	(3,082,735)

Other income (expenses):
Changes in fair value of derivative and warrant liability	(798,600)	(1,029,759)
Interest expense	(77,604)	(57,230)
Net (loss) before income taxes	(2,753,890)	(4,169,724)
Provision for income taxes	(800)	(1,026)

Net income (loss)	$(2,754,690)	$(4,170,750)

Basic and diluted net income (loss) per share	$(0.04)	$(0.07)

Weighted average shares outstanding	65,808,395	59,505,540

The accompanying notes are an integral part of these financial statements

Single Touch Systems, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Three Months ended December 31,
	2009 (Unaudited)	2008 (Unaudited)
Cash flows from operating activities:

Net loss	$(2,754,690)	$(4,170,750)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	24,705	20,894
Amortization expense - software development costs	89,221	168,632
Amortization expense – patents	3,928	-
Loss on settlement of indebtedness	16,830	-
(Increase) decrease in assets
(Increase) decrease in accounts receivable	10,703	94,537
(Increase) decrease in prepaid expenses	1,153,821	2,88,709
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	(68,593)	5,197
Increase (decrease) in payroll taxes payable	302,496	-
Increase (decrease) in accrued compensation	(364,857)	-
Increase (decrease) in accrued compensation due related party	74,942	(13,020)
Increase (decrease) in accrued expenses	9,343	34,323
Increase (decrease) in accrued interest	12,166	(63,899)
Increase (decrease) in deferred income	-	(249,329)
Increase (decrease) in derivative liability	798,600	1,029,759
Net cash used in operating activities	(691,385)	(854,947)

Cash flows from investing activities:

Purchase of property and equipment	-	(10,175)
Purchase of patent and patent applications	(243,629)	-
Capitalized software development costs	(137,538)	(238,101)
Net cash used in investing activities	(381,167)	(248,276)

Cash flows from financing activities:
Proceeds from issuance of common stock	875,000	-
Proceeds received from related parties	-	257,201
Repayments on related party advances	(30,000)	(323,231)
Proceeds from issuance of debt to others	-	1,300,000
Finance costs	-	(10,000)
Net cash provided by financing activities	845,000	1,223,970
Net increase (decrease) in cash	(227,552)	120,747
Beginning balance – cash	259,558	175,061
Ending balance – cash	$32,006	$295,808

Supplemental information:
Interest expense paid	$65,370	$73,402
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

Single Touch Systems, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)

Non-cash investing and financing activities:

During the quarter ended December 31, 2009, the Company issued 80,000 shares in cancellation of legal and accounting fees due totaling $32,000. The shares were valued at their respective market value on the date of issuance and the Company recognized a loss on the settlement of debt in the amount of $16,830.

During the quarter ended December 31, 2009, the Company charged $305,278 to equity relating to the amortization of discounts on related party convertible debts (See Note 8).

In October 2008, the Company granted a warrant to an advisor for services. The warrant allows the advisor to purchase the greater of 5,952,362 common shares or 5.2% of the outstanding shares of the Company, calculated on a fully dilutive basis. The terms also allow for a cash-exercise. The warrant was originally valued at $13,831,504 and capitalized as a prepaid expense. It is being charged to operations over the one year term of the consulting agreement. Based upon the terms of the warrant, the Company considers it to be a derivative and is including the fair value of the warrant in its liabilities.

During the quarter ended December 31, 2008, the Company charged $281,882 to equity relating to the amortization of discounts on related party convertible debt.

The accompanying notes are an integral part of these financial statements

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2009
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2009, and the results of its operations and cash flows for the three months ended December 31, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 filed with the Commission on January 14, 2010.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has accumulated operating losses since its inception (May 31, 2000).  In addition, the Company has used ongoing working capital in its operations.  At December 31, 2009, its accumulated deficit amounted to $103,959,040.

In view of current matters, the continuation of the Company’s operations is dependent on revenue from its licensing of its technologies and related services, advances made by its officers, and the raising of capital through the sale of its equity instruments or issuance of debt. Management believes that these sources of funds will allow the Company to continue as a going concern through 2010. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2009
 (Unaudited)

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

Revenue is derived from licensing of the Company’s wireless applications to various telecommunication companies. Under the terms of the various licensing agreements, the Company receives a fee, net of revenue sharing and other costs, each time its application is utilized by the end user. Revenue is recognized in the month the application is utilized. The Company records its revenue pursuant to Accounting Standards Codification (“ASC”) Topic 605-45-45 “Reporting Revenue Gross as a Principal versus Net as an Agent.”

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

 Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of December 31, 2009, there was no allowance for doubtful accounts, since all of the Company’s receivables were determined by management to be collectible.

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

Depreciation is computed on the straight-line and accelerated methods for financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Software development 2- 3 years
Equipment 5 years
Computer hardware 5 years
Office furniture 7 years

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2009
 (Unaudited)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  At December 31, 2009, the Company determined that none of its long-term assets were impaired.

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

Capitalized Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application. Capitalized software development costs represent the costs associated with the internal development of the Company’s software applications. Amortization of such costs is recorded on a software application-by-application basis, based on the greater of the proportion of current year sales to total of current and estimated future sales for the applications or the straight-line method over the remaining estimated useful life of the software application. The Company continually evaluates the recoverability of capitalized software costs and will charge to operations amounts that are deemed unrecoverable for projects it abandons.

     Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to consulting services.

    Stock Based Compensation

The Company accounts for stock-based compensation under ACS Topic 505-50, formerly SFAS No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.”  These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three months ended December 31, 2009 and 2008, the Company recognized stock based compensation expense of $1,152,625 and $2,305,251 from the granting of a common stock warrant to an advisor.

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2009 that have been excluded from the computation of diluted net loss per share include 32,369,334 warrants, 8,675,000 options, and $2,417,432 of debt convertible into 30,217,902 shares of the Company’s common stock.  Potential common shares as of December 31, 2008 that have been excluded from the computation of diluted net loss per share were 22,328,362 warrants, 8,675,000 options  and $2,304,313 of debt convertible into 28,803,913 shares of the Company’s common stock.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 135,171,175 and 98,335,041 for the three months ended December 31, 2009 and 2008, respectively.

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2009
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

During the three months ended December 31, 2009, significantly all of the Company’s revenue was generated from contracts with seven customers. During the three months ended December 31, 2008, significantly all of the Company’s revenue was generated from contracts with eleven customers.

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

    Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense or equity (if the debt is due to a related party), over the life of the debt using the effective interest method.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740 ”Income Taxes” (formerly Statement of Financial Accounting Standards 109). The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and   liabilities.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) (formerly Emerging Issues Task Force Issue 08-1) and ASU 2009-14, Certain Arrangements That Include Software Elements , (amendments to FASB ASC Topic 985, Software ) (“ASU 2009-14”) (formerly Emerging Issues Task Force Issue 09-3). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company anticipates adopting ASU 2009-13 and ASU 2009-14 in fiscal 2011 and is currently assessing the impact of the adoption of these standards on the Company’s condensed consolidated financial statements.

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2009
 (Unaudited)

3. Accounts Receivable

Fees earned but not paid as of December 31, 2009, net of any revenue sharing, amounted to $115,468. Of this amount, $25,918 is due from Activate, Inc., a related party.

4. Property and Equipment

The following is a summary of property and equipment at December 31, 2009:

Computer hardware	$501,791
Equipment	46,731
Office furniture	37,194
585,716
Less: accumulated depreciation	(376,703)
$209, 013

Depreciation expense for the three months ended December 31, 2009 and 2008 was $24,705 and $20,894, respectively.

5. Capitalized Software Development Costs

The following is a summary of capitalized software development costs at December 31, 2009:

Beginning balance	$434,765
Additions	137,538
Amortization	(89,221)
Charge-offs	-
Ending balance	$438,082

  Amortization expense for the three months ended December 31, 2009 and 2008 was $89,221 and $168,632, respectively. Amortization expense for the remaining estimated lives of these costs are as follows:

Year ending December 31,	$349,819
2010	133,263
2011	483,082

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

The Company valued the intellectual property at the fair value of the common shares and warrants provided totaling $5,470,851. The property purchased has not reached technological feasibility. Therefore, the Company valued the technology at its estimated fair value of $104,418 and recognized an impairment loss during the year ended September 30, 2009 of $5,366,433. The Company is amortizing the technology’s estimated fair value of $104,418 over its seven year estimated life.

On December 14, 2009, the Company’s president assigned all of his rights in a patent and various patent applications for a total of $244,840, which represented the total legal fees he incurred relating to the property transferred. Of the $244,840 total, $42,368 is allocated to the cost of the patent and $202,472 is allocated to the various patent applications.  The Company incurred additional legal fees associated with the patent applications during the three months ended December 31, 2009 of $42,368. Costs associated with patent applications are not being amortized. Upon the issuance of a patent, its respective costs will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations.

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2009
 (Unaudited)

    Amortization charged to operations for the three months ended December 31, 2009 and 2008 were $3,928 and $0, respectively, A summary of patent costs subject to amortization at December 31, 2009 is as follows:

Patent costs	$147,056
Less accumulated amortization	(7,361)
$139,695
                                               $147,056
                        (7,361)
 $139,695

A schedule of amortization expense over the estimated life of the patents is as follows:

Period Ending December 31,	$19,181
2010	19,181
2011	19,181
2012	19,181
2013	19,181
2014	19,181
Thereafter	43,790
$139,695

7. Income Taxes

As of December 31, 2009, for income tax purposes, the Company has unused operating loss carryforwards of approximately $26,800,000, which may provide future federal tax benefits of approximately $9,113,000 which expire in various years through 2029 and future state benefits of approximately $2,369,000 which expire in various years through 2020.

An allowance of $11,482,000 has been provided to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize. Timing differences between expenses deducted for income tax and deducted for financial reporting purposes are insignificant and have no material impact to the differences in the reporting of income taxes.

The provisions for income tax expense for the three months ended December 31, 2009 and 2008 are as follows:

	2009	2008
Current
Federal	$-	$-
State	800	1,026
Total income tax expense	$800	$1,026

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

Interest charged to operations relating to these notes for the three months ended December 31, 2009 and 2008 amounted to $46,772 and $46,263 respectively.

A summary of the balance due the Company’s president as of December 31, 2009 is as follows:

Principal balance due                                                     $2,319,512
Accrued interest                                                                    39,098
Less: discount                                                                    (713,828)
                                                                                               $1,644,782

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2009
 (Unaudited)

For the three months ended December 31, 2009 and 2008, the Company charged $295,908 and $273,230, respectively, to equity on the amortization of the discount.

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

Interest charged to operations relating to these notes for the three months ended December 31, 2009 and 2008 amounted to $1,411 and $1,465, respectively.

A summary of the balance due to Activate as of December 31, 2009 is as follows:

Principal balance due	$73,445
Accrued interest	5,415
Less: discount	(22,603)
$56,257

For the three months ended December 31, 2009 and 2008, the Company charged $9,370 and $8,652, respectively, to equity on the amortization of the discount.

In addition to the above, during the year ended September 30, 2009 Activate has advanced the Company a net amount of $795,397. During the three months ended December 31, 2009, the Company repaid $30,000 on these advances. The advances bear interest at a rate of 8% and the outstanding balance is fully due and payable on demand.  Interest accruing on the advances during the three months ended December 31, 2009 totaled $15,408, which was charged to operations. The balance due at December 31, 2009 including accrued interest amounted to $ 804,464.

In June 2009, Activate purchased a $250,000 promissory note from a debtor of the Company and assumed all of his rights and interest in the note.  The note initially matured on June 30, 2009 and has been extended to March 31 2010. The note bears interest at an annual rate of 10%. Interest accruing on this note during the three months ended December 31, 2009 amounted to $7,562, which was charged to operations. The balance due at December 31, 2009 including accrued interest amounted to $267,850.

Other Related Party Loans

A Company director advanced funds to the Company. The balance of the advances began accruing interest in December 2008 at an annual rate of 8%. The balance owed as of December 31, 2009 including accrued interest totaled $411,148. Interest charged to operations during the three months ended December 31, 2009 and 2008 amounted to $7,745 and $1,224, respectively. The principal and accrued interest are due on demand.

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

In June 2009, the Parties entered into a Change in Terms Agreement. Under the terms of the agreement, the maturity date of the loan was initially extended to July 31, 2009. In consideration for the extension, the Company paid an interest payment of $25,000 and agreed to a loan extension fee of $25,000 that increased the amount the principal balance of the note. In addition, the Agreement required the Company to pay $300,000 by July 5, 2009.

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2009
 (Unaudited)

The Agreement allowed for further extensions assuming the Company was not in default as of July 31, 2009. To extend the maturity date to August 31, 2009, the Company was required make additional payments to the noteholder of no less than $300,000 by July 31, 2009, pay an extension fee of $25,000 due by July 31, 2009, and pay all interest that has accrued to July 31, 2009.  A final extension to September 30, 2009 was available providing the Company made additional payments to the noteholder of no less than $300,000 by August 31, 2009, paid an extension fee of $25,000 by August 31, 2009, and paid all interest that had accrued through August 31, 2009.

The Company made principal repayments of $200,000 during the year ended September 30, 2009 and paid loan fees totaling $75,000 that were charged to operations during that period.  As of December 31, 2009, the loan was in default.

During the three months ended December 31, 2009 there was an adjustment to accrued interest totaling $(4,556).

A summary of the balance due on this loan as of December 31, 2009 is as follows:

Principal balance due	$800,000
Accrued interest	31,667
$831,667

A third party advanced a total of $150,000 to the Company. The balance owed as of December 31, 2009 including accrued interest totaled $163,414. Interest charged to operations during the three months ended December 31, 2009 amounted to $1,008. The principal and accrued interest are due on demand.

10. Related Party Transactions

On December 14, 2009, the Company's president assigned all of his rights in a patent and various patent applications for a total of $244,840, which represented the total legal fees he incurred relating to the property transferred.

11. Fair Value

The Company’s financial instruments consist principally of notes payable, convertible debentures and a derivative warrant liability.   Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations.  The Company determines the fair value of its derivative warrant liability based upon the trading prices of its common stock on the date of issuance and when applicable, on the last day of the quarter. The Company uses the Black-Scholes Option Model in valuing the fair value of its derivative warrant liability.

The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

The Company complies with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), previously referred to as SFAS No. 157.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, “Fair Value Measurements and Disclosures - Subsequent Measurement” (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The Company also follows ASC 825 “Interim Disclosures about Fair Value of Financial Instruments”, previously referred to as FAS 107-1 to expand required disclosures.

ASC 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820-10-35 are described below:

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

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2009
 (Unaudited)

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2009:

December 31, 2009
Fair Value Measurements

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Notes payable -
Related parites	-	$ 1,483,462	-	$ 1,483,462
Other	-	$ 995,081	-	$ 995,081
Convertible debentures -
Related parties	-	$ 1,701,039	-	$ 1,701,039

Derivative liability	-	$ 5,511,000	-	$ 5,511,000

12. Deferred Income

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

Under the service agreement, the Company provides the application for the first four months at no cost, but is entitled to reimbursement for any direct pass through third party costs paid by the Company relating to the use of the licensed technology and related service. Thereafter the Company nets $.175 per transaction on the delivery of any mobile content to the third Party payer through the utilization of the application for a period of up to three years. As the $2,000,000 advance is not refundable, the Company is amortizing it into revenue evenly over the remaining 29 months of the license agreement pursuant to SFAS No. 50 (ASC Topic 928-10). Therefore on a monthly basis, the Company is reporting revenue relating to this license agreement the greater of the transaction fee earned or $68,966 ($2,000,000/29 months). In addition, during the first four months of the contract, the Company received the revenue generated under the service agreement as a contingency against future costs associated with the first four months of the agreement. The amount received during the four months totaled $488,952. The Company is also amortizing it into revenue on the straight-line basis pursuant to SFAS No. 50 (ASC Topic 928-10).

Revenue recognized during the three months ended December 31, 2009 and 2008 under this agreement amounted to $0 and $249,328, respectively.

13. Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the three months ended December 31, 2009, the Company issued 3,330,000 shares of its common stock of which 3,250,000 shares were issued for $875,000 in cash, 50,000 shares were issued to the Company’s legal counsel in exchange for the cancellation of $20,000 due him for past services, and 30,000 shares were issued to the Company’s outside accountant in exchange for canceling $12,000 due him for past services.

Warrants

In connection with the above-indicated Company’s private offering of 3,250,000 shares of its common stock for $875,000, the Company issued warrants to purchase 1,500,000 shares at an exercise price of $1.50 per share that expire in November 2012, and warrants to purchase 1,750,000 shares at an exercise price of $1.00 per share expiring in December 2012.

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2009
 (Unaudited)

Options

On April 22, 2008, the Company adopted its 2008 Stock Option Plan (the “Plan”). Under the Plan, the Company reserved 8,800,000 shares of its common stock to be issued to employees, directors, consultants, and advisors, The exercise price under the Plan cannot be less than the fair market value of the shares on date of grant. In 2008, the Company granted options to employees and consultants to purchase a total of 8,675,000 shares of the Company’s common stock at price per share of $1.375 per share. The options expire three years from date of vesting, which is as follows:

                          Number of
                   Vesting Date                                               Options
                    July 28, 2008                                               6,000,000
                    July 28, 2009                                               1,320,000
                    July 28, 2010                                               1,355,000
                                          8,675,000

The 6,000,000 options that vest on July 28, 2008 were granted to the Company’s president. These 8,675,000 options were valued at $544,790 using the Black-Sholes Option Model based upon an expected life of 3 years, risk free interest rate of 2.90%, and expected volatility of 94%. At the date of grant, the Company’s common stock had a trading price of $.25 per share. The Company is charging the $544,790 to operations as compensation expense based upon the vesting of the respective options. The Company did not recognize any compensation expense during the three months ended December 31, 2009 or 2008 relating to these options.

A summary of outstanding stock warrants and options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - September 30, 2009	37,794,334	$1.14
Granted	3,250,000	$1.23
Exercised	-	-
Cancelled	-	-

Outstanding - December 31, 2009	41,044,334	$1.15

Of the 41.044,334 options and warrants granted at December 31, 2010,  a total of 39,689,334 are exercisable.

14. Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California under an agreement that expires on July 31, 2010. In addition to paying rent, the Company is also required to pay its prorata share of the property’s operating expenses.

Rent expense for the three months ended December 31, 2009 and 2008 was $27,674 and $26,906, respectively.

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

15. Subsequent Events

The Company has evaluated subsequent events through February 10, 2010, the date these financial statements were issued.

In January 2010, the Company received $1,915,000 through the issuance of 5,776,988 shares of its common stock and warrants to purchase 2,260,811 shares of common stock. Of the warrants granted, 1,750,000 warrants are exercisable at $1.00 per share and the remaining 510,811 warrants are exercisable at $1.50 per share. The entire 2,260,811 warrants expire in January 2012.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended September 30, 2009.

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

Revenue Recognition.
Under the terms of various service and licensing agreements, the Company receives a fee, net of revenue sharing and other costs, each time its application is utilized by the end user. Revenue is recognized in the month the application is utilized. The Company records its revenue pursuant to Accounting Codification Standard (“ACS”) Topic 605-45, formerly EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”.

Advanced service and licensing fees received with minimum guarantees where it cannot determine the fee earned are recognized in income on the straight line basis over the term of the license in accordance with ACS Topic 928-10, formerly FASB SFAS #50.

Conventional Convertible Debt
When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (BCF”). We record a BCF as a debt discount pursuant to ACS Topic 470-20, formerly EITF Issue No. 98-5 (EITF 98-05”), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” and formerly EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instrument(s) .” In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. We amortize the discount to interest expense over the life of the debt using the effective interest method.

Fair Value Measurement
The Company adopted ACS Topic 820-10, formerly Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“Topic 820-10”), at the beginning of fiscal year 2009 to measure the fair value of certain of its financial assets and liabilities required to be measured on a recurring basis. The adoption of Topic 820-10 did not impact the Company’s consolidated financial position or results of operations.  Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under Topic 820-10 are described below:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. The Company has no Level 1 assets or liabilities.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

The Company has no Level 2 assets.  The Company’s Level 2 liabilities consist of notes payable, convertible debentures and a derivative warrant liability. The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations.  The Company determines the fair value of its derivative warrant liability based upon the trading prices of its common stock on the date of issuance and when applicable, on the last day of the quarter. The Company uses the Black-Scholes Option Model in valuing the fair value of its derivative warrant liability.

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

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ACS Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and formerly EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to ACS Topic 505, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of nonforfeitable common stock issued for future consulting services as prepaid services in our consolidated balance sheet.

Software Development Costs
We account for our software development costs in accordance with ACS Topic 985-20, formerly Statement of Financial Accounting Standard No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under ACS Topic 985-20, we expense software development costs as incurred until we determine that the software is technologically feasible. Once we determine that the software is technologically feasible, we amortize the costs capitalized over its expected useful life of the software, which is generally two years.

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

Results of Operations

Results of Operations for the Three-Months Ended December 31, 2009 and December 31, 2008

The Company reports a net loss of $2,754,690 for the three-months ended December 31, 2009 versus a net loss of $4,170,750 for the three-month period ending December 31, 2008.

The net loss for the three-month period ended December 31, 2009 includes stock based compensation of $1,152,625; changes in fair value of derivative liability expense of $798,600; salary and wages totaling $228,610; and depreciation and amortization expense of $117,854. Revenues for the period were $26,902.

The net loss for the three-month period ended December 31, 2008 includes stock based compensation of $2,305,251; changes in fair value of derivative and warrant liability expense of $1,029,759; and salary and wages totaling $492,049. Revenues for the period were $519,235.

We had decreased royalties and application costs for the three months ended December 31, 2009 as compared to the same three month period in 2008 of $ $64,659, a 30% decrease ($150,168 in 2009 compared to $214,827 in 2008).  This decrease was significantly caused by a reduction in our fixed applications costs.

Our largest expense during the three months ended December 31, 2009 and 2008 was stock based compensation of $1,152,625 which amounted to 61% of the total operating expenses in 2009 and $2,305,251, which amounted to 64% of total operating expenses in 2008. The stock based compensation expense was due to the granting of warrants to a special advisor to purchase our common stock at a price of $2.10 when on the date of grant our common shares were trading at $3.00. The warrants were valued pursuant to ACS Topic 505-50 using the Black-Sholes Option Model. Our operating expenses during the three months ended December 31, 2009, exclusive of stock based compensation, were actually lower than the amount of operating expenses incurred during the same three month period in 2008 by $544,756 (a 42% decrease). The majority of the reduction was due to lower royalties and application costs as discussed above, salaries and wages ($228,610 in 2009 as compared to $492,049 in 2008), advisory and consulting services ($45,400 in 2009 as compared to $123,653 in 2008), depreciation and amortization ($117,854 in 2009 as compared to $168,632 in 2008) and general and administrative expenses ($46,645 in 2009 as compared to $134,398 in 2008)

Another large expense during the three months ended December 31, 2009 and 2008 was the change in the fair value of our derivative liability which amounted to $798,600 in 2009 and $1,029,759 in 2008.  The terms of the warrant issued to our special advisor as discussed above causes us to treat the warrant as a derivative financial instrument pursuant to ACS Topic 815, formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. We value the warrant using the Black-Sholes Option Model. The fair value of the warrant liability increased during the three months ended December 31, 2009 by $798,600, thus an increase in our derivative liability and the charge to operations.

Revenues

Revenues for the three month period ending December 31, 2009 were $26,902, resulting in a decrease of 95% from revenues of $519,235 for the comparable period in 2008. The revenue decrease in the three month period ended December 31, 2009 from the comparative period in 2008 was a result of the termination of our services to Telegence, Lavalife, and Jamster. Additionally, our agreement with Motricity, Inc. expired December 17, 2008. Motricity revenues during the three months ended December 31, 2008 represented approximately 48% of our revenues for the three months in 2008.

Changes in assets and liabilities

At December 31, 2009, we had total assets of $1,269,819 and total liabilities of $11,977,626; comparably, at December 31, 2008, we had total assets of $13,301,049 and total liabilities of $18,238,413. Of the total assets at December 31, 2008 of $13,301,049, $11,526,253 pertains to the unamortized portion of the fair value of the warrants issued to our special advisor that was classified to prepaid expense. We are amortizing the fair value of the warrant over the initial one year term of the consulting agreement. Total assets at December 31, 2008, excluding the prepaid consulting amounts to $1,774,796, which is $504,977 more that our total assets in 2009 of $1,269,819. The $504,977 difference is principally made of a decrease in our cash balance of $263,802 and a decrease in our accounts receivable balance of $222,252.

Of the total liabilities at December 31, 2009 of $11,977,626, $5,511,000 pertains to the derivative liability of the above indicated warrant. Of the total liabilities at December 31, 2008 of $18,238,413,  $14,861,262 pertains to the derivative liability of the above indicated warrant. Total liabilities at December 31, 2009 and 2008 excluding the derivative warrant liabilities totaled $6,466,626 and $3,377,151, respectively. The increase in 2009 over 2008 is due to the amount we owe on related party and third party debt.

Liquidity and Capital Resources
During the three-month period ending December 31, 2009 cash used in operating activities totaled $691,385; cash used in investing activities totaled $381,167, for purchase of capitalized software development costs of $137,538 and patent and patent application costs of $243,629 acquired from the Company’s President; and, cash provided by financing activities from proceeds from the issuance of shares of our common stock totaled $875,000. During the same three-month period, the Company repaid $30,000 to Activate Inc. We had an overall net decrease in cash for the period of $227,552; where the beginning balance for the period was $259,558, the cash balance at the end of the period was $32,006.

During the three-month period ending December 31, 2008 cash used in operating activities totaled $854,947; cash used in investing activities totaled $248,276, for purchase of capitalized software development costs of $238,101 and property and equipment of $10,175.  During the same three-month period we received $1,557,201 in cash from financing activities, including borrowings of $257,201 from our Founder/CEO, Anthony Macaluso, $50,000 from an unrelated third party, and $1,250,000 from two unrelated third parties. During the period the Company repaid $323,231 to Mr. Macaluso and paid $10,000 in loan fees to an unrelated party, the resultant overall net increase in cash for the period was $120,747; where the beginning balance for the period was $175,061, the cash balance at the end of the period was $295,808.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

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

Part II                      OTHER INFORMATION

Item 1                      Legal Proceedings

On April 7, 2009, Teligence (U.S.), Inc. served the Company a complaint arising from an agreement between them as successors in interest and our wholly owned subsidiary Single Touch Interactive. The complaint was filed in the First Judicial District of the State of Nevada in and for Carson City. The case is Teligence v. Single Touch Interactive, Inc., et. al.,  Case No.:  0900 001271B. The plaintiff is seeking recovery from an alleged Breach of Contract to collect claimed past due amounts payable by Single Touch Interactive, Inc of approximately $350,000.  In December 2009, the parties agreed to settle the dispute. Under the terms of the settlement agreement, the Company is required to pay $200,000 in four monthly installments of $50,000 commencing in January 2010. If the $200,000 is not paid as indicated, the balance increases to $300,000 plus attorney fees. As of the date of this report we have made two of the four payments as required.

On December 8, 2009, the Company received notice of Arbitration RE: Fort Ashford Funds, LLC vs. Single Touch Systems & Macaluso through Judicate West case #A157734-24. The matter relates to outstanding balance of Principal and interest on a note due of approximately $ 850,000. As of the date of this report only a request for deposit for arbitration fees has been received and no dates are pending. The Company has been in continuing negotiations with the note holder to resolve the outstanding note balance, a final agreement has not been executed and as of the date of this report.

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

Item 2                      Unregistered Sales of Equity Securities and Use of Proceeds

In November of 2009 The Company received $450,000 from the sale of 1,500,000 common shares to a single investor who had previously purchased shares in September of 2009. The investor also received 1,500,000 warrants expiring November 4, 2011 exercisable at $1.50 per share.

In December of 2009 The Company received $425,000 from the sale of 1,750,000 common shares to the same investor as the prior sale. The investor also received 1,750,000 warrants expiring December 13, 2011 exercisable at $1.00 per share.

In January of 2010 The Company received $425,000 from the sale of 1,750,000 common shares to the same investor as the prior two sales. The investor also received 1,750,000 warrants expiring January7, 2012 exercisable at $1.00 per share.

In January of 2010 The Company received $540,000 from the sale of 1,459,459 common shares to an entity and two individual investors. The investors also received 510,811 warrants expiring January11, 2012 exercisable at $1.50 per share.

In January of 2010 The Company received $950,000 from the sale of 2,567,529 common shares to five individual investors.

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

Item 3                      Defaults Upon Senior Securities

On December 5, 2008, the Company entered into a Loan and Security Agreement with a third party for a total loan of $1,000,000. Proceeds from the loan were net of loan fees incurred by lender. The loan bears interest at an annual rate of 10% per annum and accrued interest was payable 90 days after the loan proceeds were received. All related party debt is subordinate to this loan. The loan has been guaranteed by the Company’s President, and is secured by the Company’s assets.

In June 2009, the Parties entered into a Change in Terms Agreement. Under the terms of the agreement, the maturity date of the loan could be extended to September 30, 2009. In consideration for the extension, the Company paid an interest payment of $25,000 and loan extension fees of $75,000. In addition, the Agreement required the Company to a series of $300,000 payments to reduce the principal balance and maintain current interest payments.

The Company made principal repayments of $200,000 and paid loan fees totaling $75,000.

The Company has been in continuing negotiations with the note holder to resolve the outstanding note balance, a final agreement has not been executed and as of the date of this report, the loan is in default with a Principal balance due of $800,000, Accrued interest of $41,889 for a total amount due of $841,889

Item 4                      Submission of Matters to a Vote of Security Holders

None for the period ending December 31, 2009

Item 5                      Other Information

None, for the period ending December 31, 2009

Item 6                      Exhibits and Reports

Single Touch Systems, Inc. includes by reference the following exhibits:

Single Touch Systems, Inc. includes by reference the following exhibits:

3.1
Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed November 8, 2001, as exhibit 3.1 with the registrant’s Registration Statement on Form SB-2(SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

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

10.6
Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc. dated April 11, 2008 ; filed January 14, 2010, as exhibit 10.6 with the registrant’s Annual Report on Form 10-K (SEC File No. 000-53744); which exhibit is incorporated herein by reference.

10.7
Amendment 20071210.103.A.001 to the Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc. dated March 20, 2009;  filed January 14, 2010, as exhibit 10.7 with the registrant’s Annual Report on Form 10-K (SEC File No. 000-53744); which exhibit is incorporated herein by reference.

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

Single Touch Systems, Inc.

Date: February 16, 2010	By:	/s/ Anthony Macaluso
Anthony Macaluso
President, Principal Executive Officer
Principal Financial Officer