Form 10-K/A
period 2009-09-30
SINGLE TOUCH SYSTEMS INC
filed 2010-03-02
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A Amendment 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 000-53744

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
Explanatory Note:

On January 14, 2010, the Registrant filed its Annual Report on Form 10-K for the year ended September 30, 2009 (the “Form 10-K”). The Registrant is filing this Amendment No. 1 to the Form 10-K (“Amendment No. 1”) to correct a typographical error on the “Report of Independent Registered Public Accounting Firm” on page 23 where the date of January 13, 2009 should have read January 13, 2010. The Registrant also includes exhibit 23.1 Consent of Certified Public Accountants – Weaver & Martin, LLC

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to Amendment No. 1.

Other than as set forth above, Amendment No. 1 does not modify or update any of the other disclosure contained in the Form 10-K and does not reflect events occurring after the filing of the Form 10-K on January 14, 2010.

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

Weaver & Martin LLC /S/ Weaver & Martin LLC Kansas City, Missouri January 13, 2010

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

Single Touch Systems, Inc.

Item 15. Exhibits, Financial Statement Schedules

Single Touch Systems, Inc. includes by reference the following exhibits:

3.1	Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed November 8, 2001, as exhibit 3.1 with the registrant’s Registration Statement on Form SB- 2(SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed April 11, 2002, as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2 (Post Effective Amendment No. 3) (SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed July 31, 2008, as exhibit 3.3 with the registrant’s Current Report on Form 8-K(SEC File No. 333-73004); which exhibit is incorporated herein by reference.

3.4	By-Laws of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed November 8, 2001, as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2(SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

3.5	Amended and Restated By-Laws of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed February 8, 2002, as exhibit 3.3 with the registrant’s Registration Statement on Form SB-2 (Post Effective Amendment No. 2) (SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

4.1	Single Touch Interactive, Inc. $2,319,511.64 Convertible Promissory Note dated July 24, 2008 filed July 31, 2008, as exhibit 4.11 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

4.2	Form of Warrant - filed July 31, 2008, as exhibit 4.10 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

4.3	Form of Class “A” Warrant - filed July 31, 2008, as exhibit 4.8 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

4.4	Form of Class “B” Warrant - filed July 31, 2008, as exhibit 4.9 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.1	Non-exclusive Special Advisory Services Agreement with Peltz Capital Management, LLC – Warrant and Registration Rights Agreement; Inclusive - October 30, 2008 filed November 5, 2008, as exhibit 10.1 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.2	2008 Stock Option Plan for Single Touch Systems, Inc. (formerly Hosting Site Network, Inc.) - filed July 31, 2008, as exhibit 10.10 with the registrant’s Current Report on Form 8-K (SEC File No. 333- 73004); which exhibit is incorporated herein by reference.

10.3	2009 Employee and Consultant Stock Plan for Single Touch Systems, Inc. - filed December 8, 2009, as exhibit 4 with the registrant’s Registration on Form S-8 (SEC File No. 333-163557); which exhibit is incorporated herein by reference.

Single Touch Systems, Inc.

10.4	Loan and Security Agreement by and between Single Touch Systems, Inc. and Fort Ashford Funds, LLC. dated December 5, 2008, filed December 29, 2009, as exhibit 10.2 with the registrant’s Report on Form 10-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.5	Change in Terms Agreement dated June 24, 2009; RE: Loan and Security Agreement by and between Single Touch Systems, Inc. and Fort Ashford Funds, LLC. dated December 5, 2008; filed August 19, 2009, as exhibit 10.12 with the registrant’s Current Report on Form 10-Q (SEC File No. 000-53744); which exhibit is incorporated herein by reference.

10.6	Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc. dated April 11, 2008; filed January 14, 2010, as exhibit 10.6 with the registrant’s Report on Form 10-K

(SEC File No. 000-53744); which exhibit is incorporated herein by reference.

10.7	Amendment 20071210.103.A.001 to the Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc. dated March 20, 2009; filed January 14, 2010, as exhibit 10.7 with the registrant’s Report on Form 10-K (SEC File No. 000-53744); which exhibit is incorporated herein by reference.

14.1	Code of Ethics filed with the Securities and Exchange Commission on December 21, 2004 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, which exhibit is incorporated herein by reference; which exhibit is incorporated herein by reference.

21	List of Subsidiaries - filed July 31, 2008, as exhibit 21 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

Single Touch Systems, Inc. includes herewith the following exhibits:

23.1	Consent of Certified Public Accountants – Weaver & Martin, LLC

31.1	Certification of Principal Executive Officer and Principal Accounting Officer (Rule 13a-14(a)/15d-14(a))

32.1	Certification of Principal Executive Officer and Principal Accounting Officer (18 U.S.C. 1350)

Single Touch Systems, Inc. includes herein the following financial statements:

Report of Independent Registered Public Accounting Firm – Weaver and Martin LLC Financial Statements Consolidated Balance Sheets as of September 30, 2009 and September 30, 2008 Consolidated Statements of Operations for the years ended September 30, 2009 and 2008 Consolidated Statements of Cash Flows Statement of Stockholders’ Equity from October 1, 2007 through September 30, 2009 Notes to Financial Statements

     24 25 26 - 27 28 29 - 46

Single Touch Systems, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Single Touch Systems, Inc.

Registrant

Date: March 1, 2010
By: \s\ Anthony Macaluso, President Anthony Macaluso, President Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2010	By:	\s\ Anthony Macaluso, President

Anthony Macaluso, President
Principal Executive Officer and Principal Accounting Officer

Date: March 1, 2010	By:	\s\ Laurence Dunn, Director

Laurence Dunn, Director

Date: March 1, 2010	By:	\s\ Richard Siber, Director

Richard Siber, Director

Date: March 1, 2010	By:	\s\ James Cassina, Director

James Cassina, Director