Form 10-Q
period 2010-03-31
SINGLE TOUCH SYSTEMS INC
filed 2010-05-14
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

[ ] Yes [X] No

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2010: 77,177,006 shares of common stock

	SINGLE TOUCH SYSTEMS, INC.
	Contents
		Page
		Number
PART I	FINANCIAL INFORMATION
Item 1	Interim Financial Statements
	March 31, 2010
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T	Controls and Procedures	26
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	27
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3	Defaults Upon Senior Securities	28
Item 4	Submission of Matters to a Vote of Security Holders	28
Item 5	Other Information	28
Item 6	Exhibits	29
SIGNATURES		30

SINGLE TOUCH SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2010	2009

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$619,104	$259,558
Accounts receivable - trade, net	79,542	104,423
Accounts receivable - related party	30,773	21,748
Prepaid consulting expense	-	1,152,625
Prepaid expenses - other	17,373	31,628

Total current assets	746,792	1,569,982

Property and equipment, net	224,764	233,718

Other assets:
Capitalized software development costs, net	505,166	434,765
Intangible assets:
Patents, net	838,487	100,985
Patent applications cost	398,131	-
Deposits and other assets	15,282	15,282

Total other assets	1,757,066	551,032

Total assets	$2,728,622	$2,354,732

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$830,437	$1,386,548
Accrued compensation	279,094	715,846
Accrued compensation – related party	239,419	219,468
Deferred revenue	12,500	-
Payroll taxes payable	453,340	-
Current obligation on patent acquisitions	175,000	-
Current portion of notes payable – related parties	1,016,945	1,502,073
Note payable – other	583,135	1,015,962
Convertible debentures - including accrued interest, net of discount	72,914	-
Convertible debentures – related parties,
including accrued interest, net of discounts	2,024,154	1,374,104

Total current liabilities	5,686,938	6,214,001
Long term liabilities
Obligation on patent acquisitions	108,351	-
Derivative warrant liability	3,529,900	4,712,400

Total liabilities	9,325,189	10,926,401

Stockholders' (Deficit):
Preferred stock,$.0001 par value, 5,000,000 shares authorized;
none outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
Issued and outstanding:
77,177,006 shares at March 31, 2010, and
64,442,417 shares at September 30, 2009	77,177	64,442
Additional paid-in capital	96,657,882	92,568,239
Accumulated deficit	(103,275,626)	(101,204,350)
Common stock subscriptions receivable	(56,000)	-

Total stockholders' (deficit)	(6,596,567)	(8,571,669)

Total liabilities and stockholders’ (deficit)	$2,728,622	$2,354,732

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months ended		For the Six Months ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenue
Wireless applications	$107,193	$122,659	$134,095	$641,894

Operating expenses:
Royalties and application costs	131,485	222,218	281,653	437,045
Research and development	36,851	13,104	47,405	28,381
Stock based compensation – non employees	-	3,457,876	1,152,625	5,763,127
Advisory and consulting services	159,250	64,227	204,650	222,020
Professional fees	97,766	110,795	180,701	207,674
Bad debt expense	54,084	-	54,084	-
Salaries and wages	393,132	354,145	552,992	734,734
Officers’ compensation	68,750	68,750	137,500	124,480
Travel expenses	41,731	47,695	67,024	80,596
Rent expense	27,675	26,906	55,349	53,811
Depreciation and amortization	147,879	172,108	265,733	361,634
General and administrative	48,085	127,015	94,730	253,305
Net loss on settlement of indebtedness	28,750	-	45,580	-

Total operating expenses	1,235,438	4,664,839	3,140,026	8,266,807

Loss from operations	(1,128,245)	(4,542,180)	(3,005,931)	(7,624,913)

Other income (expenses):
Changes in fair value of derivative
and warrant liability	1,981,100	4,932,722	1,182,500	3,902,964
Interest expense	(169,441)	(91,320)	(247,045)	(148,550)

Net (loss) before income taxes	683,414	299,222	(2,070,476)	(3,870,499)
Provision for income taxes	-	-	(800)	(1026)

Net income (loss)	$683,414	$299,222	$(2,071,276)	$(3,871,525)

Basic and diluted net income (loss) per share	$0.01	$0.01	$(0.03)	$(0.07)

Weighted average shares outstanding	73,581,918	59,509,984	$69,652,445	59,507,738

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,071,276)	$(3,871,525)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of discount on convertible debentures	69,747	-
Depreciation expense	48,955	41,788
Amortization expense - software development costs	204,958	319,846
Amortization expense – patents	11,821	-
Provision for bad debts	54,084	-
Stock based compensation - non employees	1,152,625	5,763,127
Loss on settlement of indebtedness	45,580	-
(Increase) decrease in assets
(Increase) decrease in accounts receivable	(38,228)	170,917
(Increase) decrease in prepaid expenses	14,255	5,515
(Increase) decrease in deposits and other assets	-	4,148
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	(514,573)	358,271
Increase (decrease) in payroll taxes payable	347,291	-
Increase (decrease) in accrued compensation	(310.752)	-
Increase (decrease) in accrued compensation due related party	-	11,366
Increase (decrease) in accrued expenses	60,000	226,370
Increase (decrease) in accrued interest	24,515	79,306
Increase (decrease) in deferred income	12,500	(249,329)
Increase (decrease) in derivative liability	(1,182,500)	(3,902,964)

Net cash used in operating activities	(2,070,998)	(1,043,164)

Cash flows from investing activities:
Purchase of property and equipment	(40,000)	(19,782)
Purchase of patent and patent applications	(830,597)	-
Capitalized software development costs	(275,359)	(465,151)

Net cash used in investing activities	(1,145,956)	(484,933)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,980,500	150
Proceeds received from related parties	-	754,200
Principal reduction on related party loans	(504,000)	(639,132)
Principal reduction on notes payable	(400,000)	-
Proceeds from convertible debt and other notes payable	500,000	1,250,000
Finance costs	-	(10,000)

Net cash provided by financing activities	3,576,500	1,355,068

Net increase (decrease) in cash	359,546	(173,029)
Beginning balance – cash	259,558	175,061

Ending balance – cash	$619,104	$2,032

Supplemental information:
Interest expense paid	$215,195	$73,402

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

Non-cash investing and financing activities:

During the six months ended March 31, 2010, the Company issued 290,000 shares in cancellation of legal and accounting fees due totaling $122,000. The shares were valued at their respective market value on date of issuance and the Company recognized a loss on the settlement of debt in the amount of $45,580.

During the six months ended March 31, 2010, the Company recorded $500,000 discount related to the Beneficial Conversion Feature of the underlying convertible note.

During the six months ended March 31, 2010, the Company issued 12,394,589 shares of its common stock for $3,980,500 in cash and a subscription receivable for $55,500 that was received in April 2010.

During the six months ended March 31, 2010, the Company issued 50,000 shares of its common stock to a Director through the exercise of an option. The shares were issued pursuant to a subscription receivable in the amount of $500.

During the six months ended March 31, 2010, the Company charged $616,702 to equity relating to the amortization of discounts on related party convertible debt (see Note 8).

In October 2008, the Company granted a warrant to an advisor for services. The warrant allows the advisor to purchase the greater of 5,952,362 common shares or 5.2% of the outstanding shares of the Company, calculated on a fully dilutive basis. The terms also allow for a cash-exercise. The warrant was originally valued at $13,831,504 and capitalized as a prepaid expense. It is being charged to operations over the one year term of the consulting agreement. Based upon the terms of the warrant, the Company considers it to be a derivative and is including the fair value of the warrant in its liabilities (see Note 8). During the six months ended March 31, 2009, the Company charged $569,439 to equity relating to the amortization of discounts on related party convertible debt (see Note 8).

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2010, and the results of its operations and cash flows for the three months and six-months ended March 31, 2010 and 2009. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 filed with the Commission on January 14, 2010.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has accumulated operating losses since its inception (May 31, 2000). In addition, the Company has used ongoing working capital in its operations. At March 31, 2010, its accumulated deficit amounted to $103,275,626.

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

MARCH 31, 2010

(UNAUDITED)

2. Summary of Significant Accounting Policies
Reclassification

Certain reclassifications have been made to conform the 2009 amounts to 2010 classifications for comparative purposes.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of March 31, 2010, the Company established an allowance for doubtful accounts totaling $54,084.

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

MARCH 31, 2010

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

Stock Based Compensation

The Company accounts for stock-based compensation under ACS Topic 505-50, formerly SFAS No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three months ended March 31, 2010 and 2009, the Company recognized stock based compensation expense of $0 and $3,457,846 from the granting of a common stock warrant to an advisor. During the six months ended March 31, 2010 and 2009, the Company recognized stock based compensation expense of $1,152,625 and $5,763,127 from the granting of a common stock warrant to an advisor.

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2010 that have been excluded from the computation of diluted net loss per share include 35,580,145 warrants, 8,675,000 options, and $2,892,957 of debt convertible into 31,263,314 shares of the Company’s common stock. Potential common shares as of March 31, 2009 that have been excluded from the computation of diluted net loss per share were 30,993,362 warrants and $2,392,957 of debt convertible into 29,911,963 shares of the Company’s common stock. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 143,693,981 and 120,415,309 for the three months ended March 31, 2010 and 2009, respectively, and 138,523,132 and 120,347,652 for the six months ended March 31, 2010 and 2009, respectively.

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

During the three and six months ended March 31, 2010, significantly all of the Company’s revenue was generated from contracts with eight customers. During the three and six months ended March 31, 2009, significantly all of the Company’s revenue was generated from contracts with ten customers.

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

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for Interim periods within that first reporting period. Early application is not permitted. The Company does not expect the provisions of ASU 2010-10 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

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

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

3.	Accounts Receivable

Fees earned but not paid as of March 31, 2010, net of any revenue sharing, amounted to $164,339. Of this amount, $30,733 is due from Activate, Inc., a related party. The Company established a reserve for bad debt at March 31, 2010 totaling $54,084.

4.	Property and Equipment

The following is a summary of property and equipment at March 31, 2010:

Computer hardware	$541,791
Equipment	46,731
Office furniture	37,194

625,716
Less: accumulated depreciation	(400,952)

$224,764

Depreciation expense for the three months ended March 31, 2010 and 2009 was $24,250 and $20,894, respectively. Depreciation expense for the six months ended March 31, 2010 and 2009 was $48,955 and $41,788, respectively.

5. Capitalized Software Development Costs

The following is a summary of capitalized software development costs at March 31, 2010:

Beginning balance	$434,765
Additions	275,359
Amortization	(204,958)
Charge-offs	-

Ending balance	$505,166

Amortization expense for the three months ended March 31, 2010 and 2009 was $82,736 and $102,689, respectively. Amortization expense for the six months ended March 31, 2010 and 2009 was $204,958 and $319,846, respectively.

Amortization expense for the remaining estimated lives of these costs are as follows:

Year ending March 31,
2010	$245,008
2011	260,158

$505,166

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

In addition, non-compete agreements were provided to the Company by certain management of Streamworks and the Company provided Streamworks with registration rights covering the common shares issued pursuant to the agreement. The Company valued the intellectual property at the fair value of the common shares and warrants provided totaling $5,470,851. The property purchased has not reached technological feasibility. Therefore, the Company valued the technology at its estimated fair value of $104,418 and recognized an impairment loss during the year ended September 30, 2009 of $5,366,433. The Company is amortizing the technology’s estimated fair value of $104,418 over its seven year estimated life. On December 14, 2009, the Company’s president assigned all of his rights in a patent and various patent applications for a total of $244,840, which represented the total legal fees he incurred relating to the property transferred. Of the $244,840 total, $42,368 is allocated to the cost of the patent and $202,472 is allocated to the various patent applications. The Company incurred additional legal fees associated with the patent applications during the six months ended March 31, 2010 of $70,950. Costs associated with patent applications are not being amortized. Upon the issuance of a patent, its respective cost will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations.

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

On March 15, 2010, the Company purchased six patents and three patent applications from an unrelated third party for $900,000 of which $550,000 was paid on the execution of the purchase agreement. $175,000 is due on or before March 15, 2011 and the final installment of $175,000 is due on or before March 15, 2012. As the agreement did not provide for any stated interest on the payments, the Company was required to impute interest on the payment stream The Company present valued the payments at $831,394 using an effective interest rate of 15% in its computation .Of the $831,394, $706,685 was allocated to the purchased patents and $124,709 was allocated to the patent applications. The patents are being amortized over 7 years. The value assigned to the patent applications is not being amortized. Upon the issuance of a patent, its respective cost will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations. The Company granted the Seller a license to utilize all acquired patents over their respective lives on a world-wide basis for no consideration. In addition, the Company is required to reserve for the Seller ten abbreviated dialing codes for a five year period.

Amortization charged to operations for the three months ended March 31, 2010 and 2009 was $7,893 and $0, respectively. Amortization charged to operations for the six months ended March 31, 2010 and 2009 was $11,821 and $0, respectively. A summary of patent costs subject to amortization at March 31, 2010 is as follows:

Patent costs	$853,741
Less accumulated amortization	(15,254)

$838,487

A schedule of amortization expense over the estimated life of the patents is as follows:

Period Ending March 31,
2011	$120,421
2012	120,421
2013	120,421
2014	120,421
2015	120,421
Thereafter	236,382

$838,487

7. Income Taxes

As of March 31, 2010, for income tax purposes, the Company has unused operating loss carryforwards of approximately $26,100,000, which may provide future federal tax benefits of approximately $8,874,,000 which expire in various years through 2030 and future state benefits of approximately $2,307,000 which expire in various years through 2020.

An allowance of $11,181,000 has been provided to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize. Timing differences between expenses deducted for income tax and deducted for financial reporting purposes are insignificant and have no material impact to the differences in the reporting of income taxes.

The provisions for income tax expense for the six months ended March 31, 2010 and 2009 are as follows:

		2010	2009
Current
Federal		$-	$-
State		800	1,026

	Total income tax expense	$800	$1,026

8. Obligation on Patent Acquisitions

As discussed in Note 6, the Company acquired six patents and three patent applications for a payments totaling $900,000 of which $550,000 was paid. The remaining $350,000 is payable in two annual installments of $175,000 each. The patents have been pledged as collateral against the remaining balance due. As the agreement did not provided for any stated interest on the remaining two payments, the Company imputed interest at an annual rate of 15% and present valued the remaining payments to $281,394. Interest accrued and charged to operations for the three and six months ended March 31, 2010 totaled $1,957 and $0 respectively. Following is the maturities of the long-term portion of the obligation:

March 31, 2012	$175,000
Less imputed interest	(66,749)
$108,251

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

9. Convertible Debt

In March 2010, the Company received $500,000 in consideration for issuing a convertible note and warrants to purchase 1,000,000 shares of the Company’s common stock. The note is assessed interest at a rate of 12% per annum and accrued interest is required to be paid quarterly commencing on June 30, 2010. Principal is convertible into shares of the Company common stock at a price of $0.37 per share. In the event the Company undertakes additional financing at a price per share less than $0.37, then the conversion rate will be adjusted to the price per share of the additional financing. The note matures on September 30, 2010, when principal and any remaining accrued interest are fully due and payable.

The warrants are exercisable into common shares commencing March 12, 2010 at a price of $0.75 per share and expire on March 12, 2012.

As required, the Company valued the warrants and conversion feature of the note. The value of these instruments totaled $500,000, which was recorded as a discount against the note’s outstanding balance. The discount is amortized to interest expense over the life of the debt using the effective interest method.

Interest charged to operations relating to this note for the three months ended six months ended March 31, 2010 and 2009 amounted to $3,167 and $0 respectively.

A summary of the balance due as of March 31, 2010 is as follows:

Principal balance due	$500,000
Accrued interest	3,167
Less: discount	(430,253)
$ 72,914

For the three months ended six months ended March 31, 2010 and 2009, the Company charged $69,747, and $0, respectively, to operations on the amortization of the discount.

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

Interest charged to operations relating to this note for the three months ended March 31, 2010 and 2009 amounted to $45,755 and $45,755 respectively. Interest charged to operations relating to this note for the six months ended March 31, 2010 and 2009 amounted to $92,526 and $92,526 respectively.

A summary of the balance due the Company’s president as of March 31, 2010 is as follows:

Principal balance due	$ 2,319,512
Accrued interest	49,340
Less: discount	(411,963)
$ 1,956,889

For the three months ended March 31, 2010 and 2009, the Company charged $301,866 and $278,731, respectively, to equity on the amortization of the discount. For the six months ended March 31, 2010 and 2009, the Company charged $597,774 and $551,962, respectively, to equity on the amortization of the discount.

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

Interest charged to operations relating to this note for the three months ended March 31, 2010 and 2009 amounted to $1,449 and $1,449, respectively. Interest charged to operations relating to this note for the six months ended March 31, 2010 and 2009 amounted to $2,860 and $2,930, respectively.

A summary of the balance due to Activate as of March 31, 2010 is as follows:

Principal balance due	$73,445
Accrued interest	6,864
Less: discount	(13,044)
$67,265

For the three months ended March 31, 2010 and 2009, the Company charged $9,558 and $8,826, respectively, to equity on the amortization of the discount. For the six months ended March 31, 2010 and 2009, the Company charged $18,928 and $17,477, respectively, to equity on the amortization of the discount.

In addition to the above, during the year ended September 30, 2009 Activate has advanced the Company a net amount of $795,397. During the six months ended March 31, 2010, the Company repaid $504,000 on these advances. The advances bear interest at a rate of 8% and the outstanding balance is fully due and payable on demand. Interest accruing on the advances and charged to operations for the three months ended March 31, 2010 and 2009 amounted to $9,750 and $0, respectively. Interest accruing on the advances and charged to operations for the six months ended March 31, 2010 and 2009 amounted to $25,158 and $0, respectively. The balance of the outstanding advances and related accrued interest at March 31, 2010 amounted to $340,968.

In June 2009, Activate purchased a $250,000 promissory note from a debtor of the Company and assumed all of his rights and interest in the note. The note initially matured on June 30, 2009 and has been extended to March 31 2010. The note bears interest at an annual rate of 10%. Interest accruing on this note and charged to operations during the three months and six months ended March 31, 2010 and amounted to $6,164 and $13,726, respectively. The balance of the Note at March 31, 2010 including accrued interest amounted to $273,691.

Other Related Party Loans

A Company director and an affiliate of the director advanced funds to the Company. The balance of the advances began accruing interest in December 2008 at an annual rate of 8%. The total balance owed as of March 31, 2010 including accrued interest was $401,961. Interest accrued and charged to operations during the three months ended March 31, 2010 and 2009 amounted to $10,770 and $7,694, respectively. Interest accrued and charged to operations during the six months ended March 31, 2010 and 2009 amounted to $21,305 and $9,533, respectively. The principal and accrued interest are due on demand.

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

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

The Company made principal repayments of $200,000 during the year ended September 30, 2009 and paid loan fees totaling $75,000 that were charged to operations during that period. On March 29, 2010, the Company made a payment including principal and accrued interest totaling of $431,000. The balance due at March 31, 2010 totaled $400,000. Subsequent to the period ended March 31, 2010 the company made an additional payment of $400,000 towards the balance due.

An unrelated third party advanced a total of $120,000 to the Company. The balance owed as of March 31, 2010 including accrued interest totaled $130,152. Interest accrued and charged to operations during the three months ended March 31, 2010 and 2009 amounted to $2,367 and $552. Interest accrued and charged to operations during the six months ended March 31, 2010 and 2009 amounted to $4,787 and $552. The principal and accrued interest are due on demand.

An unrelated third party advanced a total of $50,085 to the Company. The balance owed as of March 31, 2010 including accrued interest totaled $52,983. Interest accrued and charged to operations during the three months ended March 31, 2010 and 2009 amounted to $988 and $0. Interest accrued and charged to operations during the six months ended March 31, 2010 and 2009 amounted to $1,998 and $0. The principal and accrued interest are due on demand.

A summary of the balance due on these loans as of March 31, 2010 is as follows:

Principal balance due	$570,085
Accrued interest	13,050
$583,135

12. Related Party Transactions

On December 14, 2009, the Company's president assigned all of his rights in a patent and various patent applications for a total of $244,840, which represented the total legal fees he incurred relating to the property transferred.

In March 2010, a Company director exercised warrants to purchase 50,000 shares of the Company’s common stock for $500. The director did pay the $500 at the time of the shares were issued and the $500 was recorded as a receivable.

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

13. Fair Value

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2010:

		March 31, 2010
		Fair Value Measurements
Level 1		Level 2	Level 3	Total Fair Value

Liabilities
Notes payable -
Related parties	- $	1,016,945		- $	1,016,945
Other	- $	581,135		- $	581,135
Obligation on patent acquisition	- $	283,351		- $	283,351
Convertible debentures	- $	503,167		- $	503,167
Convertible debentures -
Related parties	- $	2,449,161		- $	2,449,161
Derivative liability	- $	3,529,900		- $	3,529,900

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

14.	Deferred Income

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

Revenue recognized during the three months ended March 31, 2010 and 2009 under this agreement amounted to $0 and $0, respectively.

Revenue recognized during the six months ended March 31, 2010 and 2009 under this agreement amounted to $0 and $249,329, respectively.

As of March 31, 2010, the Company received $12,500 for services to be rendered in the subsequent period.

15.	Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the six months ended March 31, 2010, the Company issued a total of 12,734,589 shares of its common stock of which 12,394,589 shares were issued for $3,980,500 in cash and a $55,500 subscription receivable, 50,000 shares were issued to a director of the Company for a $500 subscription receivable, 290,000 shares were issued to attorneys and an outside accountant in exchange for the cancellation of $112,000 due them for past services. The 290,000 common shares issued were valued at the trading price of the shares on their respective date of issuance and the Company recognized a loss on the issuances totaling $45,580 during the six-month period.

Warrants

In connection with the above-indicated Company’s private offering of 12,394,589 shares of its common stock for $3,980,500, the Company issued warrants to purchase 5,510,811 shares at exercise prices ranging from $1.00 to $1.50 per share that expire in various dates commencing in November 2011 through January 2012.

As discussed in Note 9, the Company received $500,000 in March 2010 in consideration for issuing a convertible note and warrants to purchase 1,000,000 shares of the Company’s common stock at $0.75 per share. The Warrants expire on March 12, 2012.

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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
8,675,000

The 6,000,000 options that vest on July 28, 2008 were granted to the Company’s president. These 8,675,000 options were valued at $544,790 using the Black-Sholes Option Model based upon an expected life of 3 years, risk free interest rate of 2.90%, and expected volatility of 94%. At the date of grant, the Company’s common stock had a trading price of $.25 per share. The Company is charging the $544,790 to operations as compensation expense based upon the vesting of the respective options. The Company did not recognize any compensation expense during the three and six months ended March 31, 2010 or 2009 relating to these options.

A summary of outstanding stock warrants and options is as follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding – September 30, 2009	37,794,334	$ 1.14
Granted	3,250,000	$ 1.23
Exercised	-	$ -
Cancelled	-	$ -

Outstanding – December 31, 2009	41,044,334	$ 1.15
Granted	3,260,811	$ 1.00
Exercised	(50,000)	$ (01)
Cancelled	-	$ -

Outstanding – March 31, 2010	44,255,145	$ 1.14

Of the 44,255,145 options and warrants granted at March 31, 2010, a total of 42,900,145 are exercisable.

16. Commitments and Contingency
Operating Leases

The Company leases office space in Encinitas, California under an agreement that expires on July 31, 2010. In addition to paying rent, the Company is also required to pay its prorata share of the property’s operating expenses.

Rent expense for the three months ended March 31 2010 and 2009 was $27,675 and $26,906, respectively. Rent expense for the six months ended March 31 2010 and 2009 was $55,349 and $53,811, respectively.

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

17. Subsequent Events

The Company has evaluated subsequent events through May 13, 2010, the date these financial statements were issued. In May of 2010 The Company received $685,000 from the sale of 1,851,351 common shares to two individual investors. In May of 2010 The Company issued 177,500 common shares to a former attorney as full payment for $145,550 of past due legal services.

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

SINGLE TOUCH SYSTEMS, INC.
Plan of Operation

Single Touch Systems is a provider of customized easy-to-use wireless solutions. Our patent pending technology simplifies adoption by reaching new data subscribers and generating new revenue streams for carriers, consumer brand companies and retailers. Single Touch's Mobile Dial Code (“MDC”) programs make mobile easy for brands, consumers and carriers. The simplicity of dialing a ‘#’ plus a 3 to 6 digit branded telephone number has resulted in high response and download conversion rates. A large percentage of MDC consumers are first time data users, demonstrating how simple it is to deliver mobile data and campaigns through these MDC programs while also opening up a new market outside of Short Message Service (“SMS”).

Our MDC programs are a developing revenue source. The Company initially developed software applications utilized by end users in downloading images, ringtones and other content into their cell phones and other wireless communication devices. The Company has transitioned to a transaction based revenue model facilitating mobile commerce and advertising using our Enhanced Services Platform. The Company generates revenue from each voice call, data transmission, advertisement and mobile payment transaction that the platform enables.

Recently developed programs involve campaigns providing value added services to traditional retail customers; like notifying pharmacy customers that a prescription is ready for pick up and alerting customers to special product deals. We are also developing mobile couponing and other mobile payment services to address a broader market application of mobile data services.

Our focus of operations for the next 12-month period will be to develop our retail messaging business segment and focusing on growing operations in each other product category including retail to generate revenues. We intend to use profits from operations to maintain and grow each product category. We will continue our efforts to raise additional capital to maintain existing and generate expanded operations.

Results of Operations

Results of Operations for the Three-Months Ended March 31, 2010 and March 31, 2009

The Company reported loss from operations of $1,128,245 for the three-months ended March 31, 2010 compared to a loss from operations for the three-months ended March 31, 2009 of $4,542,180, a decrease in loss of $3,413,935. The significant cause in our reduction in net loss from operations pertains to our stock based compensation. For the three months in 2009, we incurred $3,457,876 as opposed to $0 during the same three month period in 2010. Due to a decrease in our derivative liability relating a prior issuance of warrants to a consultant, we had net income of $683,414 for the three-months ended March 31, 2010 compared to $299,222 for the same three month period in the prior year. Gain from changes in fair value of our derivative liability in 2010 was $1,981,100 as compared to $4,932,722 during the three months ended March 31, 2009.

We had decreased royalties and application costs for the three months ended March 31, 2010 as compared to the same three month period in 2009 of $90,733, a 40.80% decrease ($131,485 in 2010 compared to $222,218 in 2009). This decrease was significantly caused by a reduction in our fixed applications costs.

Our operating expenses during the three months ended March 31, 2010 were 2.3% higher than the amount of operating expenses incurred during the same three month period in 2009, not including stock based compensation. The components of operating expenses included royalties and application costs as discussed above, salaries and wages ($461,882 in 2010 as compared to $422,895 in 2009), advisory and consulting services ($159,250 in 2010 as compared to $64,227 in 2009), depreciation and amortization ($147,879 in 2010 as compared to $172,108 in 2009) and significantly reduced general and administrative expenses ($48,085 in 2010 as compared to $127,015 in 2009) As indicated above, a significantly large component of our net income during the three months ended March 31, 2010 and 2009 was the change in the fair value of our derivative liability which amounted to $1,981,100 in 2010 and $4,932,722 in 2009. The terms of the warrant issued to our special advisor causes us to treat the warrant as a derivative financial instrument pursuant to ACS Topic 815, formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. We value the warrant using the Black-Sholes Option Model. The fair value of the warrant liability decreased at March 31, 2010 by $1,981,100 ($3,529,900 at March 31, 2010 compared to $4,712,400 at March 31, 2009).

SINGLE TOUCH SYSTEMS, INC.
Revenues

Revenues for the three month period ending March 31, 2010 were $107,193, resulting in a decrease of 12.6% over revenues of $122,659 for the comparable period in 2009. The revenue decrease in the three month period ended March 31, 2010 from the comparative period in 2009 was a result of the termination of our services to Telegence and Lavalife. Revenue increased 298% from the preceding quarter ended December 31, 2009 as our new programs began to ramp up. Our top three customers accounted for 79% of our revenues versus 57.2% in the quarter ended March 31, 2009.

Results of Operations for the Six-Months Ended March 31, 2010 and March 31, 2009

The Company reported loss from operations of $3,005,931 for the six-months ended March 31, 2010 compared to a loss from operations for the six-months ended March 31, 2009 of $7,624,913, a decrease in loss of $4,618,982. Again the significant cause in our reduction in net loss from operations during the six-month periods pertains to our stock based compensation. For the six months in 2009, we incurred $5,763,127 as opposed to $1,152,625 during the same three month period in 2010, a decrease of $4,610,502.

Our net loss for the six-months ended March 31, 2010 totaled $2,071,276 compared to $3,871,525 during the same six month period in the prior year. Our net losses for both six month periods include gain from changes in our derivative liability of $1,182,500 in 2010 and $3,902,964 in 2009.

We had decreased royalties and application costs for the six months ended March 31, 2010 as compared to the same six month period in 2009 of $155,392, a 35.55% decrease ($281,653 in 2010 compared to $437,045 in 2009). This decrease was significantly caused by a reduction in our fixed applications costs.

Our operating expenses during the six months ended March 31, 2010 were 26.62% lower than the amount of operating expenses incurred during the same six month period in 2009, not including stock based compensation. The components of operating expenses included royalties and application costs as discussed above, salaries and wages ($690,492 in 2010 as compared to $859,214in 2009), professional fees ($180,701 in 2010 as compared to $207,674 in 2009), depreciation and amortization ($265,733 in 2010 as compared to $361,634 in 2009), and significantly reduced general and administrative expenses ($94,730 in 2010 as compared to $253,305 in 2009). During the six-month period in 2010, we recognized a loss of $45,580 in the issuance of our common stock in exchange for the cancellation of $112,000 of fees due certain professional.

A significantly large component of our net income during the six months ended March 31, 2010 and 2009 was the change in the fair value of our derivative liability which amounted to $1,182,500 in 2010 and $3,902,964 in 2009.

Revenues

Revenues for the six month period ending March 31, 2010 were $134,095, resulting in a decrease of 79.% over revenues of $641,894 for the comparable period in 2009. The revenue decrease in the six month period ended March 31, 2010 from the comparative period in 2009 was a result of the termination of our services to Telegence and Lavalife.

SINGLE TOUCH SYSTEMS, INC.
Changes in assets and liabilities

At March 31, 2010, we had total assets of $2,728,622 and total liabilities of $9,325,189; comparably, at March 31, 2009, we had total assets of $9,430,700 and total liabilities of $14,356,246. Of the total assets at March 31, 2009 of $9,430,700, $8,068,377 pertains to the unamortized portion of the fair value of the warrants issued to our special advisor that was classified to prepaid expense. We have amortized the fair value of the warrant over the initial one year term of the consulting agreement. Total assets at March 31, 2009, excluding the prepaid consulting amounts to $1,362,323, which is $1,366,299 less that our total assets in March 2010 of $2,728,622. The difference is principally made of an increase in our cash balance of $359,546 and an increase in patents and patent applications costs of $1,135,633.

Of the total liabilities at March 31, 2010 of $9,325,189, $3,529,900 pertains to the derivative liability of the above indicated warrant. Of the total liabilities at March 31, 2009 of $14,356,246, $9,928,540 pertains to the derivative liability of the above indicated warrant. Total liabilities at March 31, 2010 and 2009 excluding the derivative warrant liabilities totaled $5,795,289 and $4,427,706, respectively. The increase in 2010 over 2009 is primarily due to the increase in amount we owe on related party and third party debt, increased accrued compensation and payroll taxes payable, offset somewhat by a decline of $1,013,120 in accounts payable and accrued expenses.

Liquidity and Capital Resources

During the six-month period ending March 31, 2010 cash used in operating activities totaled $2,070,998; cash used in investing activities totaled $1,145,956, primarily for the purchase of capitalized software development costs of $275,359 and for the purchase of patent and patent application costs of $830,597; cash provided by financing activities totaled $3,576,500 primarily from proceeds from the issuance of shares of our common stock and a convertible note. We had an overall net increase in cash for the 6 month period of $359,546; where the beginning balance for the period was $259,558 and the cash balance at the end of the period was $619,104.

During the six-month period ending March 31, 2009, cash used in operating activities totaled $1,043,164; cash used in investing activities totaled $484,933, primarily for purchase of capitalized software development costs of $465,151.

During the six-month period ending March 31, 2009 we received $1,355,068 in cash provided by financing activities including proceeds from convertible debt and other notes payable of $1,250,000. The resultant overall net decrease in cash for the period was $173,029; where the beginning balance for the period was $175,061, the cash balance at the end of the period was $2,032.

SINGLE TOUCH SYSTEMS, INC.

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

SINGLE TOUCH SYSTEMS, INC.
Part II OTHER INFORMATION Item 1 Legal Proceedings

On April 7, 2009, Teligence (U.S.), Inc. served the Company a complaint arising from an agreement between them as successors in interest and our wholly owned subsidiary Single Touch Interactive. The complaint was filed in the First Judicial District of the State of Nevada in and for Carson City. The case is Teligence v. Single Touch Interactive, Inc., et. al., Case No.: 0900 001271B. The plaintiff is seeking recovery from an alleged Breach of Contract to collect claimed past due amounts payable by Single Touch Interactive, Inc of approximately $350,000. In December 2009, the parties agreed to settle the dispute. Under the terms of the settlement agreement, the Company is required to pay $200,000 in four monthly installments of $50,000 commencing in January 2010. If the $200,000 is not paid as indicated, the balance increases to $300,000 plus attorney fees. As of the date of this report we have made all of the four payments as required. The matter was submitted for dismissal by the parties in March of 2010.

On December 8, 2009, the Company received notice of Arbitration RE: Fort Ashford Funds, LLC vs. Single Touch Systems & Macaluso through Judicate West case #A157734-24. The matter relates to any outstanding balance of Principal and interest due on a Loan and Security Agreement, the Company entered into on December 5, 2008 for a total loan of $1,000,000. As of the date of this report a request for deposit for arbitration fees has been received and no dates are pending. On March 29, 2010, the Company made a payment including principal and accrued interest on the outstanding balance totaling of $431,000. The balance due at March 31, 2010 totaled $400,000. Subsequent to the period ended March 31, 2010 the company made an additional payment of $400,000 towards the balance due. As of the date of this Report, the Company has repaid the $1,000,000 principal, additional fees totaling $75,000 and interest accrued. The Company has not received a release from Fort Ashford Funds, LLC as of the date of this report. If additional consideration is claimed the Company will dispute and defend against such claims.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In March and April of 2010 The Company received $1,236,000 from the sale of 3,340,538 common shares to ten individual investors and one entity.

In March 2010, the Company received $500,000 in consideration for issuing a convertible note and warrants to purchase 1,000,000 shares of the Company’s common stock. The note is assessed interest at a rate of 12% per annum and accrued interest is required to be paid quarterly commencing on June 30, 2010. Principal is convertible into shares of the Company common stock at a price of $0.37 per share. The note matures on September 30, 2010, when principal and any remaining accrued interest are fully due and payable. The warrants are exercisable into common shares commencing March 12, 2010 at a price of $0.75 per share and expire on March 12, 2012.

In May of 2010 The Company received $685,000 from the sale of 1,851,351 common shares to two individual investors.

Proceeds from these financing activities were used for the purchase of intellectual property, payment of debt obligations and general operating expenses.

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

SINGLE TOUCH SYSTEMS, INC.
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

On March 29, 2010, the Company made a payment including principal and accrued interest on the outstanding balance totaling of $431,000. The loan was in default at March 31, 2010 with a balance due totaling $400,000. Subsequent to the period ended March 31, 2010 the company made an additional payment of $400,000 towards the remaining balance due.

As of the date of this Report, the Company has repaid the $1,000,000 principal, additional fees totaling $75,000 and interest accrued. The Company has not received a release from Fort Ashford Funds, LLC as of the date of this report. If additional consideration is claimed the Company will dispute and defend against such claims.

Item 4	Submission of Matters to a Vote of Security Holders
None for the period ending March 31, 2010
Item 5	Other Information
None, for the period ending March 31, 2010

SINGLE TOUCH SYSTEMS, INC.

Item 6 Exhibits and Reports

Single Touch Systems, Inc. includes by reference the following exhibits:

3.1	Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed November 8, 2001, as exhibit 3.1 with the registrant’s Registration Statement on Form SB- 2(SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed April 11, 2002, as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2 (Post Effective Amendment No. 3) (SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed July 31, 2008, as exhibit 3.3 with the registrant’s Current Report on Form 8-K(SEC File No. 333-73004); which exhibit is incorporated herein by reference.

3.4	By-Laws of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed November 8, 2001, as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2(SEC File No. 333- 73004), as amended; which exhibit is incorporated herein by reference.

3.5	Amended and Restated By-Laws of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed February 8, 2002, as exhibit 3.3 with the registrant’s Registration Statement on Form SB-2 (Post Effective Amendment No. 2) (SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

4.1	Single Touch Interactive, Inc. $2,319,511.64 Convertible Promissory Note dated July 24, 2008 filed July 31, 2008, as exhibit 4.11 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

4.2	Form of Warrant - filed July 31, 2008, as exhibit 4.10 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

4.3	Form of Class “A” Warrant - filed July 31, 2008, as exhibit 4.8 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

4.4	Form of Class “B” Warrant - filed July 31, 2008, as exhibit 4.9 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.1	Non-exclusive Special Advisory Services Agreement with Peltz Capital Management, LLC – Warrant and Registration Rights Agreement; Inclusive - October 30, 2008 filed November 5, 2008, as exhibit 10.1 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.2	2008 Stock Option Plan for Single Touch Systems, Inc. (formerly Hosting Site Network, Inc.) - filed July 31, 2008, as exhibit 10.10 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.3	2009 Employee and Consultant Stock Plan for Single Touch Systems, Inc. - filed December 8, 2009, as exhibit 4 with the registrant’s Registration on Form S-8 (SEC File No. 333-163557); which exhibit is incorporated herein by reference.

10.4	Loan and Security Agreement by and between Single Touch Systems, Inc. and Fort Ashford Funds, LLC. dated December 5, 2008, filed December 29, 2009, as exhibit 10.2 with the registrant’s Current Report on Form 10-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.5	Change in Terms Agreement dated June 24, 2009; RE: Loan and Security Agreement by and between Single Touch Systems, Inc. and Fort Ashford Funds, LLC. dated December 5, 2008; filed August 19, 2009, as exhibit 10.12 with the registrant’s Current Report on Form 10-Q (SEC File No. 000-53744); which exhibit is incorporated herein by reference.

SINGLE TOUCH SYSTEMS, INC.
10.6	Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc. dated April 11, 2008 ; filed January 14, 2010, as exhibit 10.6 with the registrant’s Annual Report on Form 10-K (SEC File No. 000-53744); which exhibit is incorporated herein by reference.

10.7	Amendment 20071210.103.A.001 to the Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc. dated March 20, 2009; filed January 14, 2010, as exhibit 10.7 with the registrant’s Annual Report on Form 10-K (SEC File No. 000-53744); which exhibit is incorporated herein by reference.

14.1	Code of Ethics filed with the Securities and Exchange Commission on December 21, 2004 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, which exhibit is incorporated herein by reference; which exhibit is incorporated herein by reference.

21	List of Subsidiaries - filed July 31, 2008, as exhibit 21 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

Single Touch Systems, Inc. includes herewith the following exhibits:

10.8	Confidential Patent Purchase Agreement - Between Single Touch Interactive, Inc.; Microsoft

Corporation and Microsoft Corporation’s Subsidiary, Microsoft Licensing, GP, dated March 15, 2010.

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Single Touch Systems, Inc.

Date: May 13, 2010
By: /s/ Anthony Macaluso, President Anthony Macaluso, President Principal Executive Officer Principal Financial Officer