Form 10-Q
period 2010-06-30
SINGLE TOUCH SYSTEMS INC
filed 2010-08-16
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

[ ] Yes [X] No

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2010: 119,252,313 shares of common stock

	SINGLE TOUCH SYSTEMS, INC.
	Contents
		Page
		Number
PART I	FINANCIAL INFORMATION
Item 1	Interim Financial Statements
	June 30, 2010
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statement of Operations	4
	Condensed Consolidated Statement of Cash Flows	5
	Notes to the Interim Financial Statements	8
Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4	Controls and Procedures	25
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	25
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3	Defaults Upon Senior Securities	26
Item 4	(Removed and Reserved)	26
Item 5	Other Information	26
Item 6	Exhibits	27
SIGNATURES		28

SINGLE TOUCH SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2010	2009

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,983,424	$259,558
Accounts receivable - trade, net	150,683	104,423
Accounts receivable - related party	34,316	21,748
Prepaid consulting expense	-	1,152,625
Prepaid expenses - other	6,645	31,628

Total current assets	5,175,068	1,569,982

Property and equipment, net	202,132	233,718

Other assets:
Capitalized software development costs, net	395,177	434,765
Intangible assets:
Patents, net	811,386	100,985
Patent applications cost	410,577	-
Deposits and other assets	15,282	15,282

Total other assets	1,632,422	551,032

Total assets	$7,009,622	$2,354,732

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$545,626	$1,386,548
Accrued compensation	279,923	715,846
Accrued compensation – related party	-	219,468
Payroll taxes payable	276,688	-
Current obligation on patent acquisitions	175,000	-
Current portion of notes payable – related parties	-	1,502,073
Note payable – other	-	1,015,962
Convertible debentures - including accrued interest, net of discount	300,588	-
Convertible debentures – related parties,
including accrued interest, net of discounts	4,265	1,374,104

Total current liabilities	1,582,090	6,214,001
Long term liabilities
Obligation on patent acquisitions	119,482	-
Derivative warrant liability	15,372,500	4,712,400

Total liabilities	17,074,072	10,926,401

Stockholders' (Deficit):
Preferred stock,$.0001 par value, 5,000,000 shares authorized;
none outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
Issued and outstanding:
119,252,313 shares at June 30, 2010, and
64,442,417 shares at September 30, 2009	119,482	64,442
Additional paid-in capital	107,964,958	92,568,239
Accumulated deficit	(118,148,160)	(101,204,350)
Common stock subscriptions receivable	(500)	-

Total stockholders' (deficit)	(10,064,450)	(8,571,669)

Total liabilities and stockholders’ (deficit)	$7,009,622	$2,354,732

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS, INC.
Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months ended
	June 30,		June 30,
	2010	2009	2010	2009

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Wireless applications	$ 131,451	$133,866	$265,546	$775,760

Operating expenses:
Royalties and application costs	153,554	203,570	435,207	640,615
Research and development	28,759	5,279,631	76,164	5,308,012
Stock based compensation – non employees	-	3,457,876	1,152,625	9,221,002
Consulting services	60,000	62,649	208,400	248,951
Professional fees	58,996	66,025	239,697	273,699
Bad debt expense	-	-	54,084	-
Salaries and wages	284,889	44,800	837,881	779,534
Officers’ compensation	57,292	24,986	194,792	149,467
Travel expenses	49,727	33,649	116,751	114,245
Rent expense	27,674	26,906	83,023	80,717
Depreciation and amortization	208,973	194,534	474,706	556,168
General and administrative	26,565	86,347	177,544	375,370
Impairment of long-lived assets	53,999	-	53.999	-
Net loss on settlement of indebtedness	1,843,407	-	1,888,987	-

Total operating expenses	2,853,835	9,480,973	5,993,860	17,747,780

Loss from operations	(2,722,384)	(9,347,107)	(5,728,314)	(16,972,020)

Other income (expenses):
Changes in fair value of
derivative and warrant liability	(11,842,600)	5,728,665	(10,660,100)	9,631,629
Interest expense	(307,551)	(94,831)	(554,596)	(243,382)

Net (loss) before income taxes	(14,872,535)	(3,713,273)	(16,943,010)	(7,583,773)
Provision for income taxes	-	-	(800)	(1,026)

Net income (loss)	$ (14,872,535)	$(3,713,273)	$(16,943,810)	$(7,584,799)

Basic and diluted net income (loss) per share	$ (0.19)	$(0.06)	$(0.23)	$(0.13)

Weighted average shares outstanding	78,764,275	60,655,781	72,689,722	59,890,419

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows

	For the Nine Months ended
	June 30,
	2010	2009

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$ (16,943,810)	$(7,584,799)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	71,585	62,682
Impairment loss	53,999	-
Research and development	-	5,270,851
Amortization expense - software development costs	361,084	493,485
Amortization expense – patents	42,037	-
Stock based compensation - non employees	-	-
Bad debt expense	54,084	-
Loss on settlement of indebtedness	1,888,987	-
(Increase) decrease in assets
(Increase) decrease in accounts receivable	(112,911)	173,905
(Increase/decrease in employee receivables	-	(278,843)
(Increase) decrease in prepaid expenses	1,177,608	9,229,002
(Increase) decrease in deposits and other assets	-	62,439
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	(562,340)	524,637
Increase (decrease) in accrued compensation due related party	(55,500)	(13,020)
Increase (decrease) in other accrued expenses	(199,300)	306,009
Amortization of discount on convertible debentures	282,255	-
Increase (decrease) in accrued interest	131,741	128,570
Increase (decrease) in deferred income	-	(249,328)
Increase (decrease) in derivative liability	10,660,100	(9,631,629)

Net cash used in operating activities	(3,150,381)	(1,506,039)

Cash flows from investing activities:
Purchase of property and equipment	(40,000)	(19,782)
Purchase of patent and patent applications	(904,720)	-
Capitalized software development costs	(360,465)	(521,171)

Net cash used in investing activities	(1,305,215)	(540,953)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,193,004	50,150
Proceeds received from related parties	-	1,499,201
Principal reduction on related party loans	(504,000)	(646,632)
Proceeds from convertible debt and other notes payable	500,000	1,250,000
Principal reduction on notes payable	(875,222)	(200,000)
Offering costs	(134,320)	-
Finance costs	-	(35,000)

Net cash provided by financing activities	9,179,462	1,917,719

Net increase (decrease) in cash	4,723,866	(129,273)
Beginning balance – cash	259,558	175,061

Ending balance – cash	$4,983,424	$45,788

Supplemental information:
Interest expense paid	$181,244	$110,599

Income taxes paid	$800	$1,026

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

Non-cash investing and financing activities: For the nine months ended June 30, 2010

During the nine months ended June 30, 2010, the Company issued 612,500 common shares in cancellation of professional and consulting fees totaling $368,304. The shares were valued at their respective market value on date of issuance and the Company recognized a loss on the settlement of debt in the amount of $97,977.

During the nine months ended June 30, 2010, the Company issued a total of 28,993,896 common shares in cancellation of convertible debt which had matured totaling $2,319,512. The holders included the Company's President who received 13,773,992 of the total shares issued.

During the nine months ended June 30, 2010, the Company issued a total of 918,063 common shares to the Company's President's wholly owned company in cancellation of convertible debt due it totaling $73,445.

During the nine months ended June 30, 2010, the Company issued convertible promissory notes to its President and his wholly owned company evidencing the remaining balances due for loans, accrued interest and accrued compensation totaling $789,182. The Company also recorded a discount on these two notes of $789,182 for the beneficial conversion features of these notes. The $789,182 was credited to equity.

During the nine months ended June 30, 2010, the Company issued 1,607,521 shares in cancellation of notes payable and related accrued interest due third parties totaling $596,346. The shares were valued at their respective trading price on the date of issuance and the Company recognized a loss on the settlement of debt in the amount of $1,831,011.

During the nine months ended June 30, 2010, the Company recorded a $500,000 discount related to the beneficial conversion feature of the underlying convertible note (see Note 9).

During the nine months ended June 30, 2010, the Company issued 22,529,919 shares of its common stock for $10,192,004 in cash.

During the nine months ended June 30, 2010, the Company issued 150,000 shares of its common stock to a Director through the exercise of a warrant. The shares were issued for $1,000 in cash.

During the nine months ended June 30, 2010, the Company paid $134,320 and granted warrants to purchase 1,155,814 shares of the Company's common stock at $1 per share in connection with the Company's private stock offerings. The Company valued the warrants at their respective market value on the date of the respective grants totaling $558,200. In addition, the Company accrued an additional $137,500 for fees due on its June 2010 share offerings. The total offering costs of $823,145 were offset against the proceeds received from the offerings. During the nine months ended June 30, 2010, the Company charged $1,045,930 to equity relating to the amortization of discounts on related party convertible debt (see Note 8).

During the nine months ended June 30, 2010, the Company acquired patents and patent applications from an unrelated third party for a total of $831,394 including the down payment of $550,000.

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

For the nine months ended June 30, 2009

In October 2008, the Company granted a warrant to an advisor for services. The warrant allows the advisor to purchase the greater of 5,952,362 common shares or 5.2% of the outstanding common shares of the Company, calculated on a fully dilutive basis. The terms also allow for a cashless exercise. The warrant was originally valued at $13,831,504 and capitalized as a prepaid expense. It is being charged to operations over the one year term of the consulting agreement. Based upon the terms of the warrant, the Company considers it to be a derivative and is including the fair value of the warrant in its liabilities (see Note 8).

During the nine months ended June 30, 2009, the Company charged $862,786 to equity relating to the amortization of discounts on related party convertible debt (see Note 8).

During the nine months ended June 30, 2009, the Company issued 10,000 shares of its common stock through the exercise of warrants. The total exercise price amounted to $150.

In June 2009, the Company issued 3,666,667 shares of its common stock and granted warrants to purchase 1,833,334 shares of its common stock in consideration for patents and other intellectual property. The property was valued at the fair value of the shares issued and warrants granted totaling $5,470,851. Of this total, $200,000 was capitalized as patent costs and the remaining $5,270,851 was expensed as research and development fees (see Note 7).

In June 2009, the Company entered into a loan extension with Fort Ashford, As part of the consideration for the extension, the loan balance was increased by $25,000. The Company accounted for the $25,000 increase as a deferred loan fee which is being amortized over the extended life of the loan (see Note 11).

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

The Company initially developed software applications utilized by end users in downloading images, ringtones, games, and other content into their cell phones and other wireless communication devices. The Company has transitioned to a transaction based revenue model facilitating mobile commerce and advertising using software based services. The Company generates revenue from each voice call, data transmission, advertisement and mobile payment transaction its services enable.

On May 27, 2008, Interactive declared a 1-for-2 reverse split of its common stock. All references in the accompanying financial statements to the number of shares outstanding and per-share amounts have been restated to reflect this stock split.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2010, and the results of its operations and cash flows for the three months and nine-months ended June 30, 2010 and 2009. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 filed with the Commission on January 14, 2010.

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

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

JUNE 30, 2010

(UNAUDITED)

Accounts Receivable

Accounts receivable is reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2010, the Company established an allowance for doubtful accounts totaling $54,084.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. At June 30, 2010, the Company recognized an impairment loss of $53,999 pertaining to certain abandoned software development costs.

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

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to consulting services.

Stock Based Compensation

The Company accounts for stock-based compensation under ACS Topic 505-50, formerly SFAS No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three months ended June 30, 2010 and 2009, the Company recognized stock based compensation expense of $0 and $3,457,846 from the granting of a common stock warrant to an advisor. During the nine months ended June 30, 2010 and 2009, the Company recognized stock based compensation expense of $1,152,625 and $9,221,002 from the granting of a common stock warrant to an advisor.

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2010 that have been excluded from the computation of diluted net loss per share include 38,219,293 warrants, 8,675,000 options, and $1,289,182 of debt convertible into 3,484,276 shares of the Company’s common stock. Potential common shares as of June 30, 2009 that have been excluded from the computation of diluted net loss per share were 33,113,934 warrants and $2,392,957 of debt convertible into 29,911,963 shares of the Company’s common stock. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 125,408,456 and 122,412,447 for the three months ended June 30, 2010 and 2009, respectively, and weighted average common shares of 81,476,116 and 121,225,305 for the nine months ended June 30, 2010 and 2009, respectively.

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

During the three and nine months ended June 30, 2010, significantly all of the Company’s revenue was generated from contracts with eight customers. During the three and nine months ended June 30, 2009, significantly all of the Company’s revenue was generated from contracts with ten customers.

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

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

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

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605). ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The Company does not expect this ASU to have a material impact on its revenue recognition when adopted for our fiscal year beginning January 1, 2011.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.
3.	Accounts Receivable

Fees earned but not paid as of June 30, 2010, net of any revenue sharing, amounted to $184,999. Of this amount, $34,316 is due from Activate, Inc., a related party. The Company established a reserve for bad debt at June 30, 2010 totaling $54,084.

4.	Property and Equipment

The following is a summary of property and equipment at June 30, 2010:

Computer hardware	$541,791
Equipment	46,731
Office furniture	37,194

625,716
Less: accumulated depreciation	(423,584)

$202,132

Depreciation expense for the three months ended June 30, 2010 and 2009 was $22,630 and $20,894, respectively. Depreciation expense for the nine months ended June 30, 2010 and 2009 was $71,585 and $62,682, respectively.

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

5. Capitalized Software Development Costs

The following is a summary of capitalized software development costs at June 30, 2010:

Beginning balance	$434,765
Additions	360,495
Amortization	(346,084)
Charge-offs	(53,999)

Ending balance	$395,177

Amortization expense for the three months ended June 30, 2010 and 2009 was $156,126 and $105,236, respectively. Amortization expense for the nine months ended June 30, 2010 and 2009 was $346,084 and $493,485, respectively. During the nine-months ended June 30, 2010, the Company recognized an impairment loss of $53,999 on abandoned software. Amortization expense for the remaining estimated lives of these costs are as follows:

Year ending June 30,
2011	$259,371
2012	135,806

$395,177

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

In addition, non-compete agreements were provided to the Company by certain management of Streamworks and the Company provided Streamworks with registration rights covering the common shares issued pursuant to the agreement. The Company valued the intellectual property at the fair value of the common shares and warrants provided totaling $5,470,851. The property purchased has not reached technological feasibility. Therefore, the Company valued the technology at its estimated fair value of $104,418 and recognized an impairment loss during the year ended September 30, 2009 of $5,366,433. The Company is amortizing the technology’s estimated fair value of $104,418 over its seven year estimated life. The Company incurred additional legal fees associated with the patent applications during the nine months ended June 30, 2010 of $23,609. Costs associated with patent applications are not being amortized. Upon the issuance of a patent, its respective cost will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations. On March 30, 2010, the Company was issued US Patent 7,689,706 “System and Method for Streaming Media”. The costs associated with this patent of $3,116 is being amortized over the patent’s estimated useful life of 7 years. On December 14, 2009, the Company’s president assigned all of his rights in a patent and various patent applications for a total of $244,840, which represented the total legal fees he incurred relating to the property transferred. Of the $244,840 total, $42,368 is allocated to the cost of the patent and $202,472 is allocated to the various patent applications. The Company incurred additional legal fees associated with the patent applications during the nine months ended June 30, 2010 of $64,384. Costs associated with patent applications are not being amortized. Upon the issuance of a patent, its respective cost will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations. On March 15, 2010, the Company purchased six patents and three patent applications from an unrelated third party for $900,000 of which $550,000 was paid on the execution of the purchase agreement. $175,000 is due on or before March 15, 2011 and the final installment of $175,000 is due on or before March 15, 2012. As the agreement did not provide for any stated interest on the payments, the Company was required to impute interest on the payment stream The Company present valued the payments at $831,394 using an effective interest rate of 15% in its computation .Of the $831,394, $706,685 was allocated to the purchased patents and $124,709 was allocated to the patent applications. The patents are being amortized over 7 years. The value assigned to the patent applications is not being amortized. Upon the issuance of a patent, its respective cost will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations. The Company granted the Seller a license to utilize all acquired patents over their respective lives on a world-wide basis for no consideration. In addition, the Company is required to reserve for the Seller ten abbreviated dialing codes for a five year period.

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

Amortization charged to operations for the three months ended June 30, 2010 and 2009 was $30,217 and $0, respectively. Amortization charged to operations for the nine months ended June 30, 2010 and 2009 was $42,037 and $0, respectively. A summary of patent costs subject to amortization at June 30, 2010 is as follows:

Patent costs	$856,857
Less accumulated amortization	(45,471)

$811,836

A schedule of amortization expense over the estimated life of the patents is as follows:

Period Ending June 30,
2011	$122,904
2012	122,904
2013	122,904
2014	122,903
2015	122,903
Thereafter	196,869

$811,386

7. Income Taxes

As of June 30, 2010, for income tax purposes, the Company has unused operating loss carryforwards of approximately $27,300,000, which may provide future federal tax benefits of approximately $9,277,000 which expire in various years through 2030 and future state benefits of approximately $2,330,000 which expire in various years through 2020.

An allowance of $11,607,000 has been provided to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize. Timing differences between expenses deducted for income tax and deducted for financial reporting purposes are insignificant and have no material impact to the differences in the reporting of income taxes.

The provisions for income tax expense for the nine months ended June 30, 2010 and 2009 are as follows:

		2010	2009
Current
Federal		$-	$-
State		800	1,026

	Total income tax expense	$800	$1,026

8. Obligation on Patent Acquisitions

As discussed in Note 6, the Company acquired six patents and three patent applications for a payments totaling $900,000 of which $550,000 was paid. The remaining $350,000 is payable in two annual installments of $175,000 each. The patents have been pledged as collateral against the remaining balance due. As the agreement did not provided for any stated interest on the remaining two payments, the Company imputed interest at an annual rate of 15% and present valued the remaining payments to $281,394. Interest accrued and charged to operations for the three and nine months ended June 30, 2010 totaled $11,130 and $13,087, respectively. Following is the maturities of the long-term portion of the obligation:

March 31, 2012	$175,000
Less imputed interest	(55,518)
$119,482

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

9. Convertible Debt

In March 2010, the Company received $500,000 in consideration for issuing a convertible note and warrants to purchase 1,000,000 shares of the Company’s common stock. The note is assessed interest at a rate of 12% per annum and accrued interest is required to be paid quarterly commencing on June 30, 2010. Principal is convertible into shares of the Company common stock at a price of $0.37 per share. The note matures on September 30, 2010, when principal and any remaining accrued interest are fully due and payable. On August 11, 2010, the Company accepted notice of conversion from the note holder for the full principal amount of $500,000 and all accrued interest totaling $25, 167 resulting in the issuance of 1,419,370 restricted common shares.

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

Interest charged to operations relating to this note for the three months and nine months ended June 30, 2010 amounted to $15,166 and $18,333 respectively. Interest charged to operations relating to Note’s discount for the three months and nine months ended June 30, 2010 amounted to $212,508 and $282,255, respectively.

A summary of the balance due as of June 30, 2010 is as follows:
Principal balance due	$500,000
Accrued interest	18,333
Less: discount	(217,745)
$ 300,588

10. Related Parties – Loan Activities Note payable - officer

The Company’s president has assisted in funding the operations of the Company through loan advances of which a portion have been repaid. Initially, the outstanding balance, including accrued interest assessed at a rate of 8% per annum, was fully due and payable on December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due him on that date including accrued interest and accrued compensation totaling $2,319,512 was evidenced by a convertible promissory note bearing interest at an annual rate of 8%. Interest is payable monthly and the principal outstanding balance is payable on demand. If no demand is made, than the principal balance and any accrued interest is fully due and payable on July 15, 2010. Any portion of the outstanding principal loan balance is convertible into shares of the Company’s common stock at a price of $0.08 per share. On June 28, 2010, the holders elected to convert the principal balance due of $2,319,512 into 28,993,896 shares of the Company’s common stock. The holders included the Company's President who received 13,773,992 of the total shares issued.

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

Interest charged to operations relating to this note for the three months ended June 30, 2010 and 2009 amounted to $45,246 and $46,263 respectively. Interest charged to operations relating to this note for the nine months ended June 30, 2010 and 2009 amounted to $133,778 and $138,789 respectively.

For the three months ended June 30, 2010 and 2009, the Company charged $411,963 and $284,343 respectively, to equity on the amortization of the discount. For the nine months ended June 30, 2010 and 2009, the Company charged $1,009,737 and $836,306 respectively, to equity on the amortization of the discount.

On June 28, 2010, the Company issued its President a new convertible promissory note totaling $155,531, which consisted of the remaining accrued interest due him on the above indicated converted note totaling $31,950 and accrued compensation due him (net of payroll taxes) totaling $123.581. The new note accrues interest at an annual rate of 1% and the principal balance owed is convertible into shares of the Company’s common stock at a price of $0.37 per share. The President has the right to convert at anytime up to June 27, 2011, the maturity date of the note. Any remaining principal and unpaid accrued interest is fully due and payable on the maturity date. Interest charged to operations relating to this note for the three months and nine months June 30, 2010 amounted to $8.

The Company valued the conversion feature of the note at $155,531 using the Black-Scholes Option Model and was recorded as a discount against the note’s outstanding balance. The discount is amortized to interest expense over the life of the debt using the effective interest method. For the three and nine months ended June 30, 2010, the Company charged $832 to equity on the amortization of the discount.

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

Note Payable - Activate, Inc.

Activate, Inc. (“Activate”), a corporation wholly owned by the Company’s President, has advanced the Company $50,000. Under the originally terms of the loan, the advance was assessed interest at an annual rate of 8% and was fully due and payable with accrued interest in December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due Activate on that date including accrued interest totaling $73,445 was evidenced by a convertible promissory note bearing interest at an annual rate of 8%. Interest is payable monthly and the principal outstanding balance is payable on demand. If no demand is made, than the principal balance and any accrued interest is fully due and payable on July 15, 2010. Any portion of the outstanding principal loan balance is convertible into shares of the Company’s common stock at a price of $0.08 per share. On June 28, 2010, Activate converted the principal balance due it of $73,445 into 918,063 shares of the Company’s common stock.

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

Interest charged to operations relating to this note for the three months ended June 30, 2010 and 2009 amounted to $1,433 and $1,465, respectively. Interest charged to operations relating to this note for the nine months ended June 30, 2010 and 2009 amounted to $4,325 and $4,395, respectively. On June 28, 2010, the accrued interest on the converted note totaling $8,297 was incorporated into a new convertible promissory note as discussed below.

For the three months ended June 30, 2010 and 2009, the Company charged $13,558 and $9,004, respectively, to equity on the amortization of the discount. For the nine months ended June 30, 2010 and 2009, the Company charged $31,972 and $26,480, respectively, to equity on the amortization of the discount.

During the year ended September 30, 2009 Activate advanced the Company an additional net amount of $795,397. During the nine months ended June 30, 2010, the Company repaid $504,000 on these advances. The advances bear interest at a rate of 8% and the outstanding balance is fully due and payable on demand. Interest accruing on the advances and charged to operations during the three months ended June 30, 2010 and 2009 amounted to $5,685 and $0, respectively. Interest accruing on the advances and charged to operations during the nine months ended June 30, 2010 and 2009 amounted to $25,158 and $0, respectively. The balance of the outstanding advances and related accrued interest at June 28, 2010 amounted to $345,567 was converted into a new convertible promissory note as discussed below.

In June 2009, Activate purchased a $250,000 promissory note from a debtor of the Company and assumed all of his rights and interest in the note. The note bears interest at an annual rate of 10%. Interest accruing on this note and charged to operations during the three months ended June 30, 2010 and 2009 amounted to $6,164 and $7,172, respectively Interest accruing on this note and charged to operations during the nine months ended June 30, 2010 and 2009 amounted to $13,726 and $19,584, respectively. The balance of the Note at June 28, 2010 including accrued interest totaling to $279,787 was incorporated into a new promissory note as discussed below.

As indicated above, on June 28, 2010, the Company issued Activate a new convertible promissory note totaling $633,651, which accrues interest at an annual rate of 1%. The principal balance owed is convertible into shares of the Company’s common stock at a price of $0.37 per share. Activate has the right to convert at anytime up to June 27, 2011, the maturity date of the note. Any remaining principal and unpaid accrued interest is fully due and payable on the maturity date. Interest charged to operations relating to this note for the three months and nine months June 30, 2010 amounted to $34.

The Company valued the conversion feature of the note at $633,651 using the Black Scholes Option Model and was recorded as a discount against the note’s outstanding balance. The discount is amortized to interest expense over the life of the debt using the effective interest method. For the three and nine months ended June 30, 2010, the Company charged $3,389 to equity on the amortization of the discount.

Other Related Party Loans

A Company director advanced funds $199,500 to the Company. The balance of the advances began accruing interest in December 2008 at an annual rate of 8%. Interest accrued and charged to operations during the three months ended June 30, 2010 and 2009 amounted to $3,935 and $3,979, respectively. Interest accrued and charged to operations during the nine months ended June 30, 2010 and 2009 amounted to $11,893 and $13,118, respectively. The total balance owed as of June 28, 2010 including accrued interest of $224,511 was cancelled in exchange for the issuance of 606,768 shares of the Company’s common stock. The shares were valued at $916,219 based upon the trading price of the shares on the date of cancellation. The Company recognized a loss on the transaction of $691,708, which is the difference between the amount due and the market value of the shares issued.

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

The Agreement allowed for further extensions assuming the Company was not in default as of July 31, 2009. To extend the maturity date to August 31, 2009, the Company was required make additional payments to the note holder of no less than $300,000 by July 31, 2009, pay an extension fee of $25,000 due by July 31, 2009, and pay all interest that has accrued to July 31, 2009. A final extension to September 30, 2009 was available providing the Company made additional payments to the note holder of no less than $300,000 by August 31, 2009, paid an extension fee of $25,000 by August 31, 2009, and paid all interest that had accrued through August 31, 2009.

The Company made principal repayments of $200,000 during the year ended September 30, 2009 and paid loan fees totaling $75,000 that were charged to operations during that period. On March 29, 2010, the Company made a payment including principal and accrued interest totaling of $431,000. The Company paid the remaining balance due of $400,000 on May 12, 2010. Interest charged to operations during the three months ended June 30, 2010 and 2009 amounted $0 and $23,556, respectively. Interest charged to operations during the nine months ended June 30, 2010 and 2009 amounted to $27,222 and $53,778, respectively.

An unrelated third party advanced a total of $134,500 to the Company. Interest accrued and charged to operations during the three months ended June 30, 2010 and 2009 amounted to $2,653 and $2,683. Interest accrued and charged to operations during the nine months ended June 30, 2010 and 2009 amounted to $8,018 and $3,302, respectively. The total balance owed as of June 28, 2010 including accrued interest of $148,532 was cancelled in exchange for the issuance of 399,356 shares of the Company’s common stock. The shares were valued at $603,027 based upon the trading price of the shares on the date of cancellation. The Company recognized a loss on the transaction of $454,495, which is the difference between the amount due and the market value of the shares issued.

An unrelated third party advanced a total of $50,085 to the Company. Interest accrued and charged to operations during the three months ended June 30, 2010 and 2009 amounted to $988 and $0. Interest accrued and charged to operations during the nine months ended June 30, 2010 and 2009 amounted to $3,886 and $0. The total balance owed as of June 28, 2010 including accrued interest of $53,971 was cancelled in exchange for the issuance of 145,344 shares of the Company’s common stock. The shares were valued at $219,469 based upon the trading price of the shares on the date of cancellation. The Company recognized a loss on the transaction of $165,498, which is the difference between the amount due and the market value of the shares issued.

An unrelated third party advanced a total of $150,000 to the Company. Interest accrued and charged to operations during the three months ended June 30, 2010 and 2009 amounted to $2,959 and $2,992. Interest accrued and charged to operations during the nine months ended June 30, 2010 and 2009 amounted to $8,942 and $7,364. The total balance owed as of June 28, 2010 including accrued interest of $169,331 was cancelled in exchange for the issuance of 456,053 shares of the Company’s common stock. The shares were valued at $688,640 based upon the trading price of the shares on the date of cancellation. The Company recognized a loss on the transaction of $519,309, which is the difference between the amount due and the market value of the shares issued.

12. Related Party Transactions

On December 14, 2009, the Company's president assigned all of his rights in a patent and various patent applications for a total of $244,840, which represented the total legal fees he incurred relating to the property transferred.

In March 2010, a Company director exercised warrants to purchase 50,000 shares of the Company’s common stock for $500. In June 2010, the same director exercised warrants to purchase 100,000 shares of the Company’s common stock for a cash payment of $1,000.

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2010:

		Fair Value Measurements
Level 1		Level 2	Level 3	Total Fair Value

Liabilities
Obligation on patent acquisition	- $	294,482		- $	294,482
Convertible debentures	- $	300,588		- $	300,588
Convertible debentures -
Related parties	- $	4,265		- $	4,265
Derivative liability	- $	15,372,500		- $	15,372,500

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

Under the service agreement, the Company provides the application for the first four months at no cost, but is entitled to reimbursement for any direct pass through third party costs paid by the Company relating to the use of the licensed technology and related service. Thereafter the Company nets $.175 per transaction on the delivery of any mobile content to the third Party payer through the utilization of the application for a period of up to three years. As the $2,000,000 advance is not refundable, the Company is amortizing it into revenue evenly over the remaining 29 months of the license agreement pursuant to SFAS No. 50 (ASC Topic 928-10). Therefore on a monthly basis, the Company is reporting revenue relating to this license agreement the greater of the transaction fee earned or $68,966 ($2,000,000/29 months). In addition, during the first four months of the contract, the Company received the revenue generated under the service agreement as a contingency against future costs associated with the first four months of the agreement. The amount received during the four months totaled $488,952. The Company is also amortizing it into revenue on the straight-line basis pursuant to SFAS No. 50 (ASC Topic 928-10). Revenue recognized during the three months ended June 30, 2010 and 2009 under this agreement amounted to $0 and $0, respectively. Revenue recognized during the nine months ended June 30, 2010 and 2009 under this agreement amounted to $0 and $249,329, respectively.

15.	Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the nine months ended June 30, 2010, the Company issued a total of 54,809,896 shares of its common stock of which 22,527,916 shares were issued for $10,192,004 in cash, 150,000 shares were issued to a director of the Company for $1,500, 612,500 shares were issued to professional and consultants in exchange for the cancellation of $368,304 due them for past services, 1,607,521 shares were issued in cancellation of notes payable and accrued interest totaling $596,346, and 29,911,959 shares on the conversion of debt due an individual, the Company’s president and his wholly owned company totaling $2,392,957. The 612,500 shares issued to professional and consultants were valued at the trading price of the shares on their respective date of issuance and the Company recognized a loss on the issuances totaling $57,976 during the nine-month period. The 1,607,521 shares issued in cancellation of notes payable and accrued interest were valued at the trading price of the shares on their respective date of issuance and the Company recognized a loss on the issuances totaling $1,831,011 during the nine-month period.

Warrants

In connection with the above-indicated Company’s private offering of 22,527,916 shares of its common stock, the Company issued warrants to purchase 7,094,144 shares of the Company’s common stock at exercise prices ranging from $0.75 to $1.50 per share that expire in various dates commencing in November 2011 through June 2013. In connection with certain private placements, the Company granted warrants to purchase a total of 1,155,814 shares of the Company’s common stock at a price of $1 per share.

As discussed in Note 9, the Company received $500,000 in March 2010 in consideration for issuing a convertible note and warrants to purchase 1,000,000 shares of the Company’s common stock at $0.75 per share. The Warrants expire on March 12, 2012.

SINGLE TOUCH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

Options

On April 22, 2008, the Company adopted its 2008 Stock Option Plan (the “Plan”). Under the Plan, the Company reserved 8,800,000 shares of its common stock to be issued to employees, directors, consultants, and advisors. The exercise price under the Plan cannot be less than the fair market value of the shares on date of grant. In 2008, the Company granted options to employees and consultants to purchase a total of 8,675,000 shares of the Company’s common stock at price per share of $1.375 per share. The options expire three years from date of vesting, which is as follows:

Number of
Vesting Date	Options
July 28, 2008	6,000,000
July 28, 2009	1,320,000
July 28, 2010	1,355,000
8,675,000

The 6,000,000 options that vest on July 28, 2008 were granted to the Company’s president. These 8,675,000 options were valued at $544,790 using the Black-Sholes Option Model based upon an expected life of 3 years, risk free interest rate of 2.90%, and expected volatility of 94%. At the date of grant, the Company’s common stock had a market value of $.25 per share. The Company is charging the $544,790 to operations as compensation expense based upon the vesting of the respective options. The Company did not recognize any compensation expense during the three and nine months ended June 30, 2010 or 2009 relating to these options.

A summary of outstanding stock warrants and options is as follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding – September 30, 2009	37,794,334	$1.14
Granted	9,249,958	$1.08
Exercised	(150,000)	$(.01)
Cancelled	-	$-

Outstanding – June 30, 2010	46,894,292	$1.13

Of the 46,894,292 options and warrants granted at June 30, 2010, a total of 45,539,292 are currently exercisable.

16.	Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California under an agreement that expires on July 31, 2010. In addition to paying rent, the Company is also required to pay its prorata share of the property’s operating expenses.

Rent expense for the three months ended June 31 2010 and 2009 was $27,674 and $26,906, respectively. Rent expense for the nine months ended June 30 2010 and 2009 was $83,023 and $80,717, respectively.

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

17.	Subsequent Events

In July 2010, the Company issued 1,892,001 shares of its common stock and granted warrants to purchase 473,000 of its common stock in consideration for receiving $1,419,001 through various private offerings. In connection with these offerings, the Company granted warrants to the placement agent to purchase 169,528 shares of the Company’s common stock at $1 per share and paid $40,950 in commission.

On August 11, 2010, the Company accepted notice of conversion from a note holder for the full principal amount of $500,000 and all accrued interest totaling $25, 167 resulting in the issuance of 1,419,370 restricted common shares.

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

SINGLE TOUCH SYSTEMS, INC.

Plan of Operation

Single Touch Systems, Inc. is a provider of customized easy-to-use wireless solutions. Our patent pending technology simplifies adoption by reaching new data subscribers and generating new revenue streams for carriers, consumer brand companies and retailers. Single Touch's Mobile Dial Code (“MDC”) programs make mobile easy for brands, consumers and carriers. The simplicity of dialing a ‘#’ plus a 3 to 6 digit branded telephone number has resulted in high response and download conversion rates. A large percentage of MDC consumers are first time data users, demonstrating how simple it is to deliver mobile data and campaigns through these MDC programs while also opening up a new market outside of Short Message Service (“SMS”).

Our MDC programs are a developing revenue source. The Company initially developed software applications utilized by end users in downloading images, ringtones, games, and other content into their cell phones and other wireless communication devices. The Company has transitioned to a transaction based revenue model facilitating mobile commerce and advertising using our Enhanced Services Platform. The Company generates revenue from each voice call, data transmission, advertisement and mobile payment transaction that the platform enables.

Recently developed programs involve campaigns providing value added services to traditional retail customers; like notifying pharmacy customers that a prescription is ready for pick up and alerting customers to special product deals. We are also developing mobile couponing and other mobile payment services to address a broader market application of mobile data services.

Our focus of operations for the next 12-month period will be to develop our retail messaging business segment and focusing on growing operations in other product categories including retail to generate revenues. We intend to use profits from operations to maintain and grow each product category. We will continue our efforts to raise additional capital to maintain existing and generate expanded operations.

Results of Operations

Results of Operations for the Three-Months Ended June 30, 2010 and June 30, 2009

The Company reported a net loss of $14,872,535 for the three-months ended June 30, 2010 versus a net loss of $3,713,273 for the three-month period ending June 30, 2009.

The net loss for the three-month period ended June 30, 2010 included an increase in the changes in fair value of derivative and warrant liability of $11,842,600; net loss on settlement of indebtedness and notes payable of $1,843,407; salary and wages totaling $342,181 and depreciation and amortization expense of $208,973.

The net loss for the three-month period ended June 30, 2009 included stock based compensation charge of $3,457,876 relating to warrants granted to a consultant; research and development expense of $5,279,631 of which $4,583,334 pertained to a charge off on the impairment of certain patent applications acquired from Streamworks Technologies, Inc (See Note 6 to the accompanying financial statements); salary and wages totaling $44,800 and depreciation and amortization expense of $194,534. Net loss was offset by a gain in the changes in fair value of derivative and warrant liability expense of $5,728,665

Our total operating expenses during the three months in 2009 excluding our research and development costs and stock based compensation totaled $743,466. Our operating expenses in 2010 excluding loss on the settlement of debt totaled $1,010,428. The net increase of $266,492 pertains primarily to salaries paid in 2010.

We had decreased royalties and application costs for the three months ended June 30, 2010 as compared to the same three month period in 2009 of $50,016, a 24.6% decrease ($153,554 in 2010 compared to $203,570 in 2009). This decrease was significantly caused by a reduction in our fixed applications costs.

The components of operating expenses include royalties and application costs as discussed above, officers’ compensation and salaries and wages ($342,181 in 2010 as compared to $69,786 in 2009), consulting services ($60,000 in 2010 as compared to $62,649 in 2009), depreciation and amortization ($208,973 in 2010 as compared to $194,534 in 2009) and general and administrative expenses ($26,565 in 2010 as compared to $86,347 in 2009).

SINGLE TOUCH SYSTEMS, INC.

Another significant difference comparing the three months ended June 30, 2010 to the same three month period in 2009 was the change in the fair value of our derivative liability which amounted to an $11,842,600 loss in 2010 compared to $5,728,665 gain in 2009. The terms of the warrant issued to our special advisor causes us to treat the warrant as a derivative financial instrument pursuant to ASC Topic 815, formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. We value the warrant using the Black-Sholes Option Model. The fair value of the warrant liability increased at June 30, 2010 by $11,842,600, resulting in an increase in our derivative liability and the charge to operations.

Revenues

Revenues for the three month period ending June 30, 2010 were $131,451, resulting in a slight decrease from revenues of $133,866 for the comparable period in 2009. The revenue decrease in the three month period ended June 30, 2010 from the comparative period in 2009 was a result of the termination of our services to Telegence and Lavalife. Revenue increased 22.6% from the preceding quarter ended March 31, 2010 as our new programs began to ramp up. Our top three customers accounted for 86% of our revenues versus 83% in the quarter ended June 30, 2009.

Results of Operations for the Nine -Months Ended June 30, 2010 and, 2009

The Company reported a net loss of $16,943,810 for the nine-months ended June 30, 2010 compared to a loss from operations for the nine-months ended June 30, 2009 of $7,584,799, an increase in 2010 of $9,359,011. The significant cause in our increase in our net loss in 2010 compared to 2009 pertains to the change in the fair value of our warrant liability of a loss in 2010 of ($10,660,100) compared to a gain in 2009 of $9,631,629.

Our loss from operations for the nine months ended June 30, 2010 totaled $5,728,314 as compared to $16,972,020 during the same nine month period in the prior year. Of the $5,728,314 operating loss we incurred in 2010, $1,152,625 pertains to stock based compensation and $1,888,987 pertains to the loss on the settlement of debt and noted payable. Of the $16,972,020 operating loss we incurred in 2009, $5,308,012 pertains to our research and development costs and $9,221,002 pertain to stock based compensation. Our loss from operations in 2010 excluding stock based compensation and settlement of debt and notes payable amounted to $2,686,702. Our loss from operations in 2009 excluding research and development costs and stock based compensation amounted to $2,443,006.

We had decreased royalties and application costs for the nine months ended June 30, 2010 as compared to the same nine-month period in 2009 of $205,408, a 32.06% decrease ($435,207 in 2010 compared to $640,615 in 2009). This decrease was significantly caused by a reduction in our fixed applications costs.

Revenues

Revenues for the nine-month period ending June 30, 2010 were $265,546, resulting in a decrease of 65.77% over revenues of $775,760 for the comparable period in 2009. The revenue decrease in the nine-month period ended June 30, 2010 from the comparative period in 2009 was a result of the termination of our services to Telegence and Lavalife.

Changes in Assets and Liabilities

At June 30, 2010, we had total assets of $7,009,622 and total liabilities of $17,074,072; comparably, at June 30, 2009, we had total assets of $6,342,993 and total liabilities of $9,754,309. Of the total assets at June 30, 2009, $4,610,501 pertains to the unamortized portion of the fair value of the warrants issued to our special advisor that was classified to prepaid expense. We have amortized the fair value of the warrant over the initial one year term of the consulting agreement. Total assets at June 30, 2009, excluding the prepaid consulting amounts to $1,732,492, which is $5,277,130 less than our total assets in June 30, 2010 of $7,009,622. The difference is principally made of an increase in our cash balance of $4,937,636 and an increase in our patents and patent applications costs of $1,021,963.

SINGLE TOUCH SYSTEMS, INC.

Of the total liabilities at June 30, 2010 of $17,074,072, $15,372,500 pertains to the derivative liability of the above indicated warrant. Of the total liabilities at June 30, 2009 of $9,754,309, $4,199,875 pertains to the derivative liability of the above indicated warrant. Total liabilities at June 30, 2010 and 2009 excluding the derivative warrant liabilities totaled $1,701,572 and $5,554,434, respectively. The decrease in total liabilities in 2010 over 2009 is primarily due to the decrease in accounts payable and accrued expenses of $1,103,894, decrease in accrued compensation of $158,650, decrease in amount we owed on related party and third party debt of $2,441,373 and a decrease in convertible debentures of $720,115.

Liquidity and Capital Resources

During the nine-month period ending June 30, 2010 cash used in operating activities totaled $3,150,381; cash used in investing activities totaled $1,305,215, primarily for the purchase of capitalized software development costs of $360,495 and for the purchase of patent and patent application costs of $904,720; cash provided by financing activities totaled $9,179,462 primarily from net proceeds from the issuance of shares of our common stock and a convertible note. We had an overall net increase in cash for the nine month period in 2010 of $4,723,866; where the beginning balance for the period was $259,558 and the cash balance at the end of the period was $4,983,424. During the nine-month period ending June 30, 2009 cash used in operating activities totaled $1,506,039; cash used in investing activities totaled $540,953, primarily for purchase of capitalized software development costs of $521,171. During the nine-month period ending June 30, 2009 we received $1,917,719 in cash provided by financing activities including proceeds from convertible debt and other notes payable of $1,250,000. The resultant overall net decrease in cash for the period was $129,273; where the beginning balance for the period was $175,061, the cash balance at the end of the period was $45,788.

Historically, our operations have been funded through loans from our Founder/CEO Anthony Macaluso, loans from third parties, and proceeds from the issuance of our shares of common stock. We are not yet generating sufficient revenue to fully pay for our operations. We currently have sufficient cash on hand from financing activities and do not expect to experience cash flow difficulties in the next 12 month period. Although no assurances can be given, we believe that our cash flow deficit will improve as revenues and sales have increased and continue to increase from our current programs. These programs are experiencing substantially increasing demand from end users as they continue to roll out programs we have had in development and implementation with them for an extended period.

We have been able to secure significant financing during the period and have resolved our significant debt obligations with cash or equity. Although no assurances can be given, we believe that we may be able to secure additional equity and/or debt financing in the future if needed.

Our near term cash requirements are anticipated to be offset from cash reserves obtained from recent financing activities. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services.

Over the next twelve months we believe that existing capital and anticipated funds from operations will be sufficient to sustain operations and planned expansion.

Our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of development. Such risks include, but are not limited to, an evolving business model and the management of growth. To address these risks we must, among other things, diversify our customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

SINGLE TOUCH SYSTEMS, INC.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies Item 4 - Controls and Procedures Evaluation of Disclosure Controls and Procedures

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

Part II OTHER INFORMATION Item 1 Legal Proceedings

On December 8, 2009, the Company received notice of Arbitration RE: Fort Ashford Funds, LLC vs. Single Touch Systems & Macaluso through Judicate West case #A157734-24. The matter relates to any outstanding balance of Principal and interest due on a Loan and Security Agreement, the Company entered into on December 5, 2008 for a total loan of $1,000,000. As of the date of this Report, the Company has repaid the $1,000,000 principal, additional fees totaling $75,000 and interest accrued. The Company has not received a release from Fort Ashford Funds, LLC as of the date of this report. As of the date of this report the arbitration was dismissed by Fort Ashford Funds, LLC and no other proceedings are pending. On July 28, 2010, the Single Touch Interactive, Inc. (STI) received service of process for Panzarella Consulting, LLC v. Single Touch Interactive, Inc., et al. USDC Case No. 3:10-cv-00424 filed in Reno, Nevada on July 12, 2010. Panzarella Consulting, LLC alleges that between September 2008 and January 2009, it sought to convert Warrants issued by STI in 2005 to common stock in the Company. Panzarella Consulting, LLC seeks damages for the difference between the claimed exercise price and the price the Company's stock was trading for at the time of the alleged conversion of the Warrants. The Company has no record of Panzarella Consulting, LLC tendering the Warrants, required Form(s) of Subscription, or the payment that would be required to exercise the Warrants. There is no cashless exercise option in said Warrants. The Company has demanded that Panzarella Consulting, LLC provide evidence of the tender of the Warrants, Form(s) of Subscription and payment to substantiate its allegations of the attempted conversion of the Warrants, but Panzarella Consulting, LLC has refused to provide any evidence to substantiate its allegations of the attempted conversion of the Warrants. Panzarella Consulting, LLC was not formed until June 10, 2010. The Company currently considers this a nuisance suit. A motion to dismiss for lack of jurisdiction has been filed and a hearing is set for November 29, 2010.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no additional legal proceedings or claims are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

SINGLE TOUCH SYSTEMS, INC.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2010 that were not otherwise disclosed in this or our prior periodic reports or a current report on Form 8-K. As of the date of this report and pursuant to their engagement for financial services, Gar Wood Securities, LLC has received a total of 1,269,801 warrants for the purchase of one common share at a price of $1.00 per share. The warrants expire three years from the dates of grant.

As of the date of this report and pursuant to their engagement for financial services, Financial West Investment Group, Inc. has received a total of 55,541 warrants for the purchase of one common share at a price of $1.00 per share. The warrants expire three years from the dates of grant.

In March 2010, the Company received $500,000 in consideration for issuing a convertible note and warrants to purchase 1,000,000 shares of the Company’s common stock at $0.75 per share. The Warrants expire on March 12, 2012. On August 11, 2010, the Company accepted notice of conversion from the note holder for the full principal amount of $500,000 and all accrued interest totaling $25,167 resulting in the issuance of 1,419,370 restricted common shares to the individual investor.

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

Item 3	Defaults Upon Senior Securities
None, for the period ending June 30, 2010
Item 4	(Removed and Reserved)

Item 5	Other Information
None, for the period ending June 30, 2010

SINGLE TOUCH SYSTEMS, INC.

Item 6 Exhibits

Single Touch Systems, Inc. includes by reference the following exhibits:

3.1	Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed November 8, 2001, as exhibit 3.1 with the registrant’s Registration Statement on Form SB- 2(SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed April 11, 2002, as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2 (Post Effective Amendment No. 3) (SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed July 31, 2008, as exhibit 3.3 with the registrant’s Current Report on Form 8-K(SEC File No. 333-73004); which exhibit is incorporated herein by reference.

3.4	By-Laws of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed November 8, 2001, as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2(SEC File No. 333- 73004), as amended; which exhibit is incorporated herein by reference.

3.5	Amended and Restated By-Laws of Hosting Site Network, Inc., (presently known as Single Touch Systems Inc.) filed February 8, 2002, as exhibit 3.3 with the registrant’s Registration Statement on Form SB-2 (Post Effective Amendment No. 2) (SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

4.1	Single Touch Interactive, Inc. $2,319,511.64 Convertible Promissory Note dated July 24, 2008 filed July 31, 2008, as exhibit 4.11 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004), as amended; which exhibit is incorporated herein by reference.

4.2	Form of Warrant - filed July 31, 2008, as exhibit 4.10 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

4.3	Form of Class “A” Warrant - filed July 31, 2008, as exhibit 4.8 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

4.4	Form of Class “B” Warrant - filed July 31, 2008, as exhibit 4.9 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

4.5	Form of Warrant- filed July 21, 2010, as exhibit 4.1 with the registrant’s Current Report on Form 8-K (SEC File No. 000-53744); which exhibit is incorporated herein by reference.

10.1	Non-exclusive Special Advisory Services Agreement with Peltz Capital Management, LLC – Warrant and Registration Rights Agreement; Inclusive - October 30, 2008 filed November 5, 2008, as exhibit 10.1 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.2	2008 Stock Option Plan for Single Touch Systems, Inc. (formerly Hosting Site Network, Inc.) - filed July 31, 2008, as exhibit 10.10 with the registrant’s Current Report on Form 8-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.3	2009 Employee and Consultant Stock Plan for Single Touch Systems, Inc. - filed December 8, 2009, as exhibit 4 with the registrant’s Registration on Form S-8 (SEC File No. 333-163557); which exhibit is incorporated herein by reference.

10.4	Loan and Security Agreement by and between Single Touch Systems, Inc. and Fort Ashford Funds, LLC. dated December 5, 2008, filed December 29, 2008, as exhibit 10.2 with the registrant’s Current Report on Form 10-K (SEC File No. 333-73004); which exhibit is incorporated herein by reference.

10.5	Change in Terms Agreement dated June 24, 2009; RE: Loan and Security Agreement by and between Single Touch Systems, Inc. and Fort Ashford Funds, LLC. dated December 5, 2008; filed August 19, 2009, as exhibit 10.12 with the registrant’s Current Report on Form 10-Q (SEC File No. 000-53744); which exhibit is incorporated herein by reference.

SINGLE TOUCH SYSTEMS, INC.
10.6	Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc. dated April 11, 2008 ; filed January 14, 2010, as exhibit 10.6 with the registrant’s Annual Report on Form 10-K (SEC File No. 000-53744); which exhibit is incorporated herein by reference.

10.7	Amendment 20071210.103.A.001 to the Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc. dated March 20, 2009; filed January 14, 2010, as exhibit 10.7 with the registrant’s Annual Report on Form 10-K (SEC File No. 000-53744); which exhibit is incorporated herein by reference.

10.8	Confidential Patent Purchase Agreement - Between Single Touch Interactive, Inc.; Microsoft

Corporation and Microsoft Corporation’s Subsidiary, Microsoft Licensing, GP, dated March 15, 2010, filed May 14, 2010, as exhibit 10.8 with the registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-53744); which exhibit is incorporated herein by reference.

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

Date: August 16, 2010
By: /s/ Anthony Macaluso, President Anthony Macaluso, President Principal Executive Officer Principal Financial Officer