Form 10-K
period 2010-09-30
SINGLE TOUCH SYSTEMS INC
filed 2010-12-29
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K
_________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-53744

________________

SINGLE TOUCH SYSTEMS INC.
(Exact Name of Registrant as Specified in its Charter)
________________

Delaware	13-4122844
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2235 Encinitas Boulevard, Suite 210	92024
Encinitas, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(760) 438-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2010 was $$22,411,148 based on the closing sale price of such common equity on such date.

As of December 2, 2010 there were 124,042,867 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

Some of the statements contained or incorporated by reference in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby.  These statements are based on the current expectations, forecasts, and assumptions of our management and are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements.  Forward-looking statements are sometimes identified by language such as “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future” and similar expressions and may also include references to plans, strategies, objectives, and anticipated future performance as well as other statements that are not strictly historical in nature.  The risks, uncertainties, and other factors that could cause our actual results to differ materially from those expressed or implied in this Annual Report on Form 10-K include, but are not limited to, those noted under the caption “Risk Factors” beginning on page 3 of this Annual Report on Form 10-K.  Readers should carefully review this information as well the risks and other uncertainties described in other filings we may make with the Securities and Exchange Commission after the date of this Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on forward-looking statements.  They reflect opinions, assumptions, and estimates only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or circumstances, or otherwise.

PART I

Item 1.  Business

General

We were incorporated in Delaware on May 31, 2000, under our original name, Hosting Site Network, Inc.  On May 12, 2008, we changed our name to Single Touch Systems Inc.  In the periods before the acquisition described in the next sentence, we had no active business operations.  On July 24, 2008, we acquired all of the outstanding shares of Single Touch Interactive, Inc. (“Interactive”).  Interactive was incorporated in Nevada on April 2, 2002.

We maintain a website located at http://www.singletouch.net, and electronic copies of our periodic and current reports, Proxy Statements for our annual stockholder’s meetings, and any amendments to those reports, are available, free of charge, under the “Company” link on our website as soon as practicable after such material is filed with, or furnished to, the SEC.

We have developed and are deploying a scalable messaging and voice based enterprise level solution.  Our technology enables the delivery of mission-critical messaging across multiple communication channels.  With gateways that connect directly into the infrastructure of all key mobile-network operators, we guarantee delivery and receipt of massive quantities of messages in real time, to and from any application or platform.

Our solution is designed to drive return on investment for high volume clients and/or customized branded advertisers.  Our platform and tools are designed to enable large brands or anyone with substantial reach to utilize the mobile device as a new means to communicate.  Communication might be in the form of a reminder message, a coupon, an advertisement or a voice call.  Regardless of the form, our platform can drive value and cost savings for companies large and small, and the ability to drive contextually relevant advertising messages to the right audience.

Currently, over 90% of our revenues are paid to us through AT&T Services, Inc., and currently the bulk of that revenue comes from notifications sent on behalf of Walmart.  We are primarily a B2B player and/or white label service, and do not seek to have a consumer brand presence for our own name.

Background of Industry Growth and Potential

Cell phone penetration and usage are becoming almost ubiquitous, and business applications utilizing cell phones are growing rapidly.

AT&T Wireless and Verizon Wireless continue to be the dominant US wireless providers.  (AT&T Wireless and Verizon Wireless had 90 million and 92 million subscribers, respectively, at June 30, 20101).  For many consumers, cellular phones have already made the transition from a communication device to a media-consumption device.  With continuing technological advancements, people are becoming more dependent on their cell phones and less dependent on landlines.  The Centers for Disease Control and Prevention reported in May 2010 that, as of 2009, 25% of American households (and about half of Americans age 25-29) have cell phones but no landline.

Principal Products and Services

Messaging and Notifications – Our Short Message Service (SMS) gateway offers a hosted messaging platform to SMS-enable any application, website or system.  We enable the immediate capability to deliver and receive messages to and from any application, via our messaging platform.

An example of our solution running today is Walmart.  Walmart pharmacy departments send individualized text messages through our gateway, to their customers letting them know when their prescriptions are ready for pickup.  Potentially, we would be able to not only send customers a reminder but also let them know that a product is on sale, provide product information or product reviews, display inventory levels or enable a click-through connection to customer service.

Abbreviated Dial Codes – Abbreviated Dial Codes (ADCs) enable completion of a mobile call by pushing fewer digits than in a standard telephone number.  (Think of dialing 411 for information.)  We enable ADC programs for enterprises.  Solutions such as #BET, #MTV and #WMT (for Wal-Mart) are examples of such programs.  ADCs are as easy as (indeed, even easier than) making a phone call, can be used on all mobile phones and enable everyone to have access to content, coupons, reviews, connections to customer service, etc.  All of our ADCs begin with the # or * symbol.  A combination such as ## or ** could also be utilized.

We own important patents for ADC or # programs, and are considering ways to protect and/or monetize our intellectual property rights in this area.

We also focus on messaging and notifications in some cases these notifications are accessed by using an ADC.

Material Agreements

Our business agreements consist primarily of customer agreements and carrier agreements.  Customer agreements are typically agreements with companies which have sales relationships with the end users of the transacted media content or service application.  These agreements typically involve a split of the fees received between the brand owner and us or a fixed fee per transaction.  Carrier agreements are infrastructure in nature and establish the connection to the end user that enables us to deliver and collect payment for the transacted media content or service application.  Carrier agreements typically involve a split of the fees received between the carrier and us.

Our services agreement with AT&T Services, Inc., as amended, provides among other things that we shall provision, implement and maintain the ADC Registry Program to be licensed for use by AT&T for the purpose of marketing and promoting customer retail locations and other programs.  AT&T may terminate the agreement at any time on upon proper written notice as provided in the agreement.

Research and Development

During the fiscal years ended September 30, 2010 and September 30, 2009 we spent $528,166 and $784,207, respectively, on software development which was capitalized.  Software development costs amortized and charged to operations in fiscal 2010 and fiscal 2009 were $438,445 and $657,055, respectively.  In addition, in fiscal 2010 we charged off $218,776 in development costs we deemed impaired.

Our research and development activities relate primarily to general coding of software and product development.  These activities consist of both new products and support or improvements to existing products.  Certain of our

1 Derived from their respective periodic SEC reports

research and development resources are dedicated to improving our ADC programs while others are dedicated to refining our mobile notification and couponing products.

We believe that we may need to increase our current level of dedicated research and development resources by adding both hardware and engineers.

Government Regulation

We provide value added and enabling platforms for carrier based distribution of various software and media content, as well as notifications and other communications.  Applicable regulations are primarily under the Federal Communications Commission and related to the operations policies and procedures of the wireless communications carriers.  The wireless carriers are primarily responsible for regulatory compliance.  Given the growing and dynamic evolution of digital wireless products that can be offered to consumers over a wireless communication network, regulators could impose rules, requirements and standards of conduct on third party content and infrastructure providers such as us.  We are not currently aware of any pending regulations that would materially impact our operations.

Employees

We currently have 13 full time and no part-time employees including our chief executive officer, 7 persons serving as programmers and technical staff operators, 3 persons in sales and marketing, 1 persons in finance and 1 administrative assistant.  We expect to increase our future employee levels on an as needed basis in connection with our expected growth.

Item 1A.  Risk Factors

An investment in our common stock involves a high degree of risk.  You should consider the risks described below and the other information contained in this Annual Report on Form 10-K carefully before deciding to invest in our common stock.  If any of the following risks actually occur, our business, financial condition and operating results could be harmed.  As a result, the trading price of our common stock could decline, and you could lose a part or all of your investment.

RISKS RELATED TO OUR BUSINESS

We currently rely on brand owners, and especially Walmart, to use our programs to satisfy their communication needs and thereby to indirectly generate our revenues from wireless carriers.  The loss of or a change in any of these significant relationships could materially reduce our revenues.

Both are present and our future depend heavily on our relationship with Walmart.  We must retain our current business there and expand the relationship into augmented programs, both for its own sake and as a reference point for possible similar business with other retailers and brand owners.  Our relationship with Walmart is subject to risk based on factors such as performance, reliability, pricing, competition, alternate technological solutions and changes in interpersonal relationships.

We currently rely on wireless carriers, and especially AT&T, to market and distribute our products and services and to generate our revenues.  The loss of or a change in any of these significant carrier relationships could cause us to lose access to their subscribers and thus materially reduce our revenues.

Our future success is highly dependent upon maintaining successful relationships with wireless carriers.  A significant portion of our revenue has always been derived from a very limited number of carriers, and currently over 90% of our revenues are paid to us through AT&T Services, Inc.  We expect that we will continue to generate a substantial majority of our revenues through distribution relationships with a limited number of carriers for the foreseeable future.  Our failure to maintain our relationships with these carriers would materially reduce our revenues and thus harm our business, operating results and financial condition.

Typically, carrier agreements have a term of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party.  In addition, some carrier agreements, including our key agreement with AT&T Services, Inc., provide that the carrier can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms.  The agreements generally do not obligate the carriers to market or distribute any of our products or services.  In many of these agreements, we warrant that our products do not violate community standards, do not contain libelous content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and we indemnify the carrier for any breach of a third party’s intellectual property.

Many other factors outside our control could impair our ability to generate revenues through a given carrier, including the following:

●	the carrier’s preference for our competitors’ products and services rather than ours;

●	the carrier’s decision to discontinue the sale of some or all of our products and services;

●	the carrier’s decision to offer similar products and services to its subscribers without charge or at reduced prices;

●	the carrier’s decision to restrict or alter subscription or other terms for downloading our products and services;

●	a failure of the carrier’s merchandising, provisioning or billing systems;

●	the carrier’s decision to offer its own competing products and services;

●	the carrier’s decision to transition to different platforms and revenue models; and

●	consolidation among carriers.

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

We may be unable to develop and introduce in a timely way new products or services.

The planned timing and introduction of new products and services are subject to risks and uncertainties.  Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new products and services, which could result in a loss of, or delay in, revenues.

We may need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We may need to raise additional capital in the future, which may not be available on reasonable terms or at all.  The raising of additional capital may dilute our current stockholders’ ownership interests.  Our present income from operations is insufficient to achieve our business plan.  We may need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

●	pursuing growth opportunities, including more rapid expansion;

●	acquiring complementary businesses;

●	making capital improvements to improve our infrastructure;

●	hiring qualified management and key employees;

●	developing new services, programming or products;

●	responding to competitive pressures;

●	complying with regulatory requirements such as licensing and registration; and

●	maintaining compliance with applicable laws.

Any additional capital raised through the sale of equity or equity backed securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities.  The terms of those securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect.

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all.  If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our reported financial results.

We may not be able to effectively manage our growth.

Our strategy envisions growing our business.  Even if we do grow, if we fail to effectively manage our growth our financial results could be adversely affected.  Growth may place a strain on our management systems and resources.  We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources.  As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure you that we will be able to:

●	meet our capital needs;

●	expand our systems effectively or efficiently or in a timely manner;

●	allocate our human resources optimally; or

●	identify and hire qualified employees or retain valued employees.

If we are unable to manage our growth and our operations our financial results could be adversely affected.

Our management ranks are thin, and losing or failing to add key personnel could affect our ability to successfully grow our business.

Our future performance depends substantially on the continued service of our senior management and other key personnel, including personnel which we need to hire.  In particular, our success depends upon the continued efforts of our management personnel, including our President and Chief Executive Officer, Anthony Macaluso, and other members of the senior management team.  We need to identify and hire additional senior managers to perform key tasks and roles.

Our inability to adequately protect or monetize our proprietary technology could adversely affect our business.

Our proprietary technology is one of the keys to our performance and ability to remain competitive.  We rely on a combination of patent, copyright and trade secret laws to establish and protect our proprietary rights.  We also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights.

We rely on copyright laws and/or trade secret laws to protect the source code for our proprietary software.  We generally enter into agreements with our employees and consultants and limit access to and distribution of our software, documentation and other proprietary information.  The steps we take to protect our proprietary information may not prevent misappropriation of our technology, and the agreements we enter into for that purpose might not be enforceable.  A third party might obtain and use our software or other proprietary information without authorization or develop similar software independently.  It is difficult for us to police the unauthorized use of our technology, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other transmitted data.  The laws of other countries may not provide us with adequate or effective protection of our intellectual property.

In fact, we believe competitors our violating some of our patents.  We believe this is damaging our business.  Due to our limited resources, it may be risky or difficult for us to undertake legal actions to enjoin violations of our patent rights and/or compel compensation for use of those rights.  If we are required to contract with third parties who would take on some of this enforcement risk, there would be no assurance of success and, even in the event of success, the third party would require a financial return to compensate it for its enforcement efforts and contributions.

Competitors might be able to work around our patents and our other intellectual property.

Applicable rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may be burdensome to us and/or make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for our effective management because of the rules and regulations that govern publicly held companies.  The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by national securities exchanges.  The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these recent changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters.  We may have difficulty attracting and retaining directors with the requisite qualifications.  If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of common stock on any national securities exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

We are subject to competition.

We have many actual and potential competitors, almost all of whom have more financial, personnel, intellectual property and/or reputational resources than we do.  If we and our business do not grow larger, we will not be able to enjoy the economies of scale that many of our competitors do.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or detect fraud.  Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

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

Also, and in any event, Sarbanes-Oxley Act requirements regarding internal control over financial reporting are costly to implement and maintain, and such costs are relatively more burdensome for smaller companies such as us than for larger companies.

RISKS RELATED TO OUR INDUSTRY

If wireless subscribers do not continue to use their mobile handsets to access mobile content and other applications, our business growth and future revenues may be adversely affected.

We operate in a developing industry.  Our success depends on growth in the number of wireless subscribers who use their handsets to receive information and access data services and, in particular, applications of the type we develop and distribute.  New or different mobile applications developed by our current or future competitors may be preferred by subscribers to our offerings.  In addition, other mobile platforms may become widespread, and end users may choose to switch to these platforms.  If the market for our products and services does not continue to grow or we are unable to acquire new end users, our business growth and future revenues could be adversely affected.

System or network failures could reduce our sales, increase costs or result in a loss of end users of our products and services.

Mobile content delivery relies on wireless carrier networks to deliver products and services to end users.  In certain circumstances, mobile content distributors may also rely on their own servers to deliver products on demand to end users through their carriers’ networks.  In addition, certain products require access over the mobile Internet to our servers in order to enable certain features.  Any failure of, or technical problem with, carriers’, third parties’ or billing systems, delivery or information systems, or communications networks could result in the inability of end users to receive communications or download our products, prevent the completion of a billing transaction, or interfere with access to some aspects of our products.  If any of these systems fails or if there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, end users might be unable to access our offerings.  For example, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system.  Any failure of, or technical problem with, the carriers’, other third parties’ or our systems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business, or persuade retailers or brand owners that solutions utilizing our programs are not sufficiently reliable.  This, in turn, could harm our business, operating results and financial condition.

Our business depends on the growth and maintenance of wireless communications infrastructure.

Our success will depend on the continued growth and maintenance of wireless communications infrastructure in the United States and internationally.  This includes deployment and maintenance of reliable next-generation digital networks with the speed, data capacity and security necessary to provide reliable wireless communications services.  We have no control over this.  Wireless communications infrastructure may be unable to support the demands placed on it if the number of subscribers continues to increase, or if existing or future subscribers increase their bandwidth requirements.  Wireless communications have experienced a variety of outages and other delays as a result of infrastructure and equipment failures, and could face outages and delays in the future.  These outages and delays could reduce the level of wireless communications usage as well as our ability to distribute our products and services successfully.  In addition, changes by a wireless carrier to network infrastructure may interfere with downloads and may cause end users to lose functionality.  This could harm our business, operating results and financial condition.

Actual or perceived security vulnerabilities in mobile handsets or wireless networks could adversely affect our revenues.

Maintaining the security of mobile handsets and wireless networks is critical for our business.  There are individuals and groups who develop and deploy viruses, worms and other illicit code or malicious software programs that may attack wireless networks and handsets.  Security experts have identified computer “worm” programs that target handsets running on certain operating systems.  Although these worms have not been widely released and do not present an immediate risk to our business, we believe future threats could lead some end users to seek to reduce or delay future purchases of our products or reduce or delay the use of their handsets, or persuade retailers or brand owners that solutions utilizing our programs are not sufficiently reliable.  Wireless carriers and handset manufacturers may also increase their expenditures on protecting their wireless networks and mobile phone products from attack, which could delay adoption of new handset models.  Any of these activities could adversely affect our revenues and this could harm our business, operating results and financial condition.

It is possible that laws and regulations may be adopted in the United States and elsewhere that could restrict the media and wireless communications industries, including laws and regulations regarding customer privacy, taxation, content suitability, copyright, distribution and antitrust.  Such news laws and regulations, if any, might be adverse to our business interest.  Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through wireless carriers.  We anticipate that regulation of our industry will increase and that we will be required to devote legal and other resources to address this regulation.  Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the media and wireless communications industries may lessen the growth of wireless communications services and may materially reduce our ability to increase or maintain sales of our products and services.

We may experience unexpected expenses or delays in service enhancements if we are unable to license third-party technology on commercially reasonable terms.

We rely on technology that we license from third parties, and may find a need to license additional technology in the future.  These third-party technology licenses might not continue to be available to us on commercially reasonable terms or at all.  If we are unable to obtain or maintain these licenses on favorable terms, or at all, we could experience delays in completing and developing our products and services.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is not traded on any national securities exchange.

Our common stock is currently quoted on the OTC Bulletin Board and is not heavily traded, which may increase price quotation volatility and could limit the liquidity of the common stock, all of which may adversely affect the market price of the common stock and our ability to raise additional capital.

Trading in our stock over the last 12 months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the twelve-month period ended September 30, 2010 was approximately 75,000 shares.  If limited trading in our stock continues, it may be difficult for investors to sell or buy substantial quantities of shares in the public market at any given time at prevailing prices.

Applicable SEC rules governing the trading of “penny stocks” limits the trading and liquidity of the common stock which may affect the trading price of the common stock.

Our common stock is currently quoted on the OTC Bulletin Board, and trades below $5.00 per share; therefore, the common stock is considered a “penny stock” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded.  These regulations require the delivery, before any transaction involving a penny stock, of a disclosure explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction before sale.  In addition, margin regulations prevent low-priced stocks such as ours from being used as collateral for brokers’ margin loans to investors.  These regulations have the effect of limiting the trading activity of the common stock and reducing the liquidity of an investment in our common stock.

The price of our common stock has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock has been and is likely to continue to be volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results and prospects;

●	announcements of technological innovations by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	additions or departures of key personnel;

●	Introduction of new services by us or our competitors;

●	sales of our common stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

The stock market has experienced significant price and volume fluctuations, which have often been unrelated to the operating performance of these companies, and in particular the market prices of stock in smaller companies and technology companies have been highly volatile.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company.  Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

We do not expect any cash dividends to be paid on our common stock in the foreseeable future.

We have never declared or paid a cash dividend on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future.  We expect to use future earnings, if any, to fund business growth.  Consequently, stockholders’ only opportunity to achieve a return on your investment is if the price of our common stock appreciates and they sell their shares at a profit.  We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

Securities analysts may not initiate coverage or continue to cover our common stock and this may have a negative impact on its market price.

Common stock prices are often significantly influenced by the research and reports that securities analysts publish about companies and their business.  We do not have any control over these analysts.  There is no guarantee that securities analysts will cover our common stock.  If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price.  If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline.  If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

We have aggressively issued common stock and other equity-based securities in support of our business objectives and initiatives.  In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 205,000,000 shares of capital stock consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors.  As of September 30, 2010, there were 123,176,892 shares of common stock outstanding, 8,675,000 shares of common stock issuable upon exercise of outstanding stock options and 40,979,123 shares of common stock issuable upon exercise or conversion of outstanding warrants and convertible notes.  The holders of such options, warrants, and convertible securities can be expected to exercise (convert) them at a time when our common stock is trading at a price higher than the exercise (conversion) price of these outstanding options, warrants, and convertible securities.  If these options or warrants to purchase our common stock are exercised, convertible debt is converted or other equity interests are granted under our 2008 or 2009 stock plans, or under other plans or agreements adopted in the future, such equity interests will have a dilutive effect on your ownership of common stock.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.  Such securities may be issued at below-market prices or, in any event, prices that are significantly lower than the price at which you may have paid for your shares.  The future issuance of any such securities may create downward pressure on the trading price of our common stock.

We are controlled by our Chief Executive Officer/major stockholder Anthony Macaluso.

Anthony Macaluso, our Chief Executive Officer, beneficially owns approximately 38% of our outstanding common stock, on a Rule 13d-3 basis.  Such concentrated control of the Company may adversely affect the price of our common stock.  Because of his high percentage of beneficial ownership, and his positions as an officer and director, Mr. Macaluso may be able to control matters requiring the vote of stockholders, including the election of our board of directors and certain other significant corporate actions.  This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.  This control could adversely affect the voting and other rights of our stockholders and could depress the market price of our common stock.  If you acquire common stock, you may have no effective voice in the management of the Company.

Our income statements are heavily influenced by non-cash charges, which may negatively influence investors’ view of us.

Investors like companies which report income statement profits (or relatively small net losses), and do not like companies which report large losses on their income statements.  In recent years our income statements’ reported losses have been increased by large non-cash charges such as those for non-employee stock-based compensation, employee stock-based compensation, net loss on settlement of indebtedness (with below-market stock issuances), and changes in the fair value of derivative liability.  This could make it more difficult for some investors to easily understand our operations and the situation of our business, especially if they prefer to use traditional stock valuation metrics and multiples; and it could cause some investors to disregard us or to view us negatively.  This could affect the demand for our stock, and adversely affect our stock price.  It is possible that we will take actions which result in such charges on our future statements of income; but whether or not we do, the past instances of charges will continue to be reflected in the current-period-versus-past-period comparisons which are used in our SEC reports and by investors and analysts.

Even though we are not a California corporation, our common stock could still be subject to a number of key provisions of the California General Corporation Law.

Under Section 2115 of the California General Corporation Law, or CGCL, non-listed corporations not organized under California law may still be subject to a number of key provisions of the CGCL.  This determination is based on whether the corporation has specific significant business contacts with California and if more than 50% of its voting securities are held of record by persons having addresses in California.  In the immediate future, arguably a majority of the business operations, revenue and payroll will be conducted in, derived from, and paid to residents of California.  Therefore, we could be subject to certain provisions of the CGCL.  Among the more important provisions are those relating to the election and removal of directors, cumulative voting, standards of liability and indemnification of directors, distributions, dividends and repurchases of shares, shareholder meetings, approval of certain corporate transactions, dissenters’ rights, and inspection of corporate records.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our executive offices are located at 2235 Encinitas Blvd., Suite 210, Encinitas, CA 92024.  We have a month-to-month renewal lease for this space, beginning August 1, 2010, at a rate of $8,000 per month.  The facilities comprise approximately 5000 square feet consisting entirely of administrative and software development office space.

Our servers are housed at CoreSite, 900 N. Alameda Street, Los Angeles, CA 90012.  We have a revised informal month-to-month lease for the servers, certain other equipment, fixtures and furniture, an analytics platform and other software, and certain service accounts, beginning July 1, 2010, at a rate of $7,500 per month.  The lessor is Soapbox Media, Inc., which is majority-owned by Anthony Macaluso, our chief executive officer.

Item 3.  Legal Proceedings

In July 2010, our wholly owned subsidiary Single Touch Interactive, Inc. was sued for breach of contract by Panzarella Consulting, LLC in the United States District Court for Nevada.  Panzarella Consulting, LLC alleges that between September 2008 and January 2009, it sought to exercise Warrants issued by Interactive in 2005 to receive common stock in the Company, and seeks damages for the difference between the claimed exercise price and the price our stock was trading for at the time of the alleged exercise of the Warrants.  We have no record of Panzarella Consulting, LLC, during that time period, tendering the Warrants, the required Form(s) of Subscription, or the payment that would be required to exercise the Warrants.  There is no net-exercise alternative in said Warrants.  In addition, we believe Panzarella Consulting transferred the Warrants in 2007.  We filed a motion to dismiss for lack of jurisdiction and on December 16, 2010 the motion, dismissing the case, was granted.

From time to time we may be named in claims arising in the ordinary course of business.  Currently, no additional legal proceedings or claims are pending against or involve us that, in the opinion of management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board since June 20, 2002.  From June 20, 2002 until May 14, 2008 our stock was quoted under the symbol “HSNI”.  From May 15, 2008 to the present it has been quoted under the symbol “SITO”.  The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices per share of our common stock.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  When applicable, such prices give retroactive effect to a 1:2.3 reverse stock split effected on May 15, 2008 and to a 200% stock dividend (equivalent to a 3:1 forward stock split) effected on June 26, 2008.

Quarter Ended	High	Low

December 31, 2010 (to date)	1.05	0.73
September 30, 2010	1.48	0.65
June 30, 2010	1.52	0.48
March 31, 2010	0.84	0.45

December 31, 2009	0.76	0.65
September 30, 2009	0.55	0.52
June 30, 2009	1.05	1.05
March 31, 2009	2.35	2.20
December 31, 2008	3.50	3.00
September 29, 2008	3.00	2.90

Holders

As of October 12, 2010, there were 272 record holders of our common stock. This does not include the additional beneficial owners of our common stock who held their shares in street name as of that date.

Dividends

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future but rather intend to retain future earnings, if any, for reinvestment in our future business.  Any future determination to pay cash dividends will be in compliance with our contractual obligations and otherwise at the discretion of the board of directors and based upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Recent Sales of Unregistered Securities

The securities that we issued or sold within the past fiscal year and were not registered with the Securities and Exchange Commission are described below:

1.      On November 5, 2009, we issued to Mike Robert 1,500,000 shares of common stock for $450,000 in cash.  In connection with this private offering, we issued to Mike Robert warrants to purchase 1,500,000 shares at an exercise price of $1.50 per share that expire on November 4, 2011.

2.      From December 14, 2009 through January 7, 2010, we issued to Mike Robert 3,500,000 shares of common stock for $825,000 in cash.  In connection with this private offering, we issued to Mike Robert warrants to purchase 3,500,000 shares at an exercise price of $1.00 per share, half expiring on December 13, 2011 and half expiring on January 7, 2012.

3.      On January 1, 2010, in connection with the initiation of a placement agent/financial advisor engagement, we issued to Gar Wood Securities, LLC and its affiliates warrants to purchase 1,000,000 shares at an exercise price of $1.00 per share, expiring on December 31, 2012.

4.      On January 8, 2010, we issued to Zanett Opportunity Fund Ltd. and its affiliates 1,459,459 shares of common stock for $540,000 in cash.  In connection with this private offering, we issued to Zanett Opportunity Fund Ltd. and its affiliates warrants to purchase 510,811 shares at an exercise price of $1.50 per share that expire on January 11, 2012.

5.      From January 10, 2010 to May 28, 2010, we issued to 38 investors 9,735,132 shares of common stock for $3,602,000 in cash.  Also, in connection therewith, the compensation we paid to our placement agent Gar Wood Securities, LLC included issuing to it and its affiliates 100,273 common stock warrants at an exercise price of $1.00 per share, expiring on May 10, 2010.  Also, in connection therewith, the compensation we paid to our placement agent Financial West Investment Group, Inc. included issuing to it and its affiliates 55,541 common stock warrants at an exercise price of $1.00 per share, expiring on May 28, 2013.

6.      On March 12, 2010, we issued a $500,000 convertible note to Mike Robert for $500,000 cash.  In connection with this private offering, we issued to Mike Robert warrants to purchase 1,000,000 shares at an exercise price of $0.75 per share, expiring on March 12, 2012.  On August 11, 2010, Mike Robert converted the principal of and accrued interest on the note into 1,419,370 shares of common stock at the stated conversion price of $0.37 per share.

7.      On June 28, 2010, Anthony Macaluso converted $1,101,919 of the principal balance of a $2,319,512 promissory note (which Single Touch Interactive, Inc. had issued to him on July 24, 2008) into 13,773,992 shares of our common stock, at the stated conversion rate $0.08 per share.

8.      In connection with the conversion described in Paragraph 7 above, on June 28, 2010 Single Touch Interactive, Inc. issued a new $155,531 convertible promissory note to Anthony Macaluso in lieu of $123,581 of accrued compensation (net of payroll taxes) plus the $31,950 of accrued but unpaid interest on the $2,319,512 convertible promissory note.  The new note is convertible into our common stock at $0.37 per share.

9.      On June 28, 2010, Activate, Inc. converted the principal balance of its $473,445 promissory note into 918,063 shares of our common stock, at the stated conversion rate of $0.08 per share.

10.    In connection with the conversion described in Paragraph 9 above, on June 28, 2010 Single Touch Interactive, Inc. issued a new $633,651 convertible promissory note to Activate, Inc. in lieu of $345,567 of principal and accrued interest on prior loan advances, $279,787 of principal and accrued interest on a purchased promissory note, and the $8,297 of accrued but unpaid interest on the converted $73,445 convertible promissory note.  The new note is convertible into our common stock at $0.37 per share.

11.    On June 29, 2010, we issued 1,607,521 shares of common stock to four persons in exchange for cancellation of indebtedness (including accrued interest) of $596,345, representing an effective conversion rate of $0.37 per share.  One of the persons was our director James Cassina, to whom we issued 606,768 shares in exchange for cancellation of indebtedness (including accrued interest) of $224,511.

12.    On July 7, 2010, Nicole Macaluso converted $1,217,592 of the principal balance of a promissory note (which we had issued to Anthony Macaluso on July 24, 2008) into 15,219,904 shares of our common stock, at the stated conversion rate $0.08 per share.

13.    On July 16, 2010, we issued 8,225,339 shares of common stock and 2,056,334 common stock warrants (exercisable for $1.00 per share cash and expiring on July 15, 2013), to 27 accredited investors for an aggregate of $6,169,005.  Each detachable unit consisting of four shares and one warrant was sold for $3.00.  In connection therewith, the compensation we paid to our placement agent Gar Wood Securities, LLC included issuing to it and its affiliates 169,528 of such common stock warrants.

14.    On September 30, 2010, we issued 1,000,000 shares of common stock to Fort Ashford Funds, LLC in connection with a settlement agreement.

The offerings of the securities described in Paragraphs 1 through 14 above were exempt from registration under Section 3(a)(9) (in the case of conversions) or Section 4(2) of the Securities Act of 1933.

The securities that we issued or sold subsequent to the past fiscal year and were not registered with the Securities and Exchange Commission are described below:

15.    On November 1, 2010, the Company issued Peltz 91,753 shares of its common stock through a cashless exercise of 100,000 warrants.

16.    On November 11, 2010, the Company issued Peltz 92,000 shares of its common stock through a cashless exercise of 100,000 warrants.

17.    On December 2, 2010, the Company issued Peltz 182,222 shares of its common stock through a cashless exercise of 200,000 warrants.

18.    On December 9, 2010, the Company issued 3,000,000 shares of its common stock to its President. The shares cannot be sold or transferred for a period of eighteen months from date of issuance.

19.    In December 2010 our Board of Directors adopted the 2010 Stock Option Plan (“2010 Plan”) to provide common stock option grants to selected employees, non-employee directors, consultants and advisors.  The total number of shares subject to the 2010 Plan is 15,000,000. The 2010 Plan is administered by our Board of Directors; pursuant to the 2010 Plan the Board granted 9,655,000 options to employees at an exercise price of $0.90 per share expiring three years from the date of the grant.

20.    On December 9, 2010, the Company issued 723,684 shares of its common stock to Ted Cooper as a consideration for a mutual general release of claims.

The offerings of the securities described in Paragraphs 15 through 20 above were exempt from registration under Section 3(a)(9) (in the case of conversions) or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,525,000	$1.375	275,000
Equity compensation plans not approved by security holders	11,000,000	$0.080	1,387,500
Total	19,525,000	$0.645	1,662,500

In April 2008 our Board of Directors and stockholders adopted the 2008 Stock Option Plan (the “2008 Plan”) to provide participating employees, non-employee directors, consultants and advisors with an additional incentive to promote our success.  The maximum number of shares of common stock which may be issued pursuant to options and awards granted under the 2008 Plan is 8,800,000.

The 2008 Plan is currently administered by our Board of Directors but may be subsequently administered by a compensation committee designated by our Board of Directors.

The 2008 Plan authorizes the grant to 2008 Plan participants of non-qualified stock options, incentive stock options, restricted stock awards, and stock appreciation rights.  No option shall be exercisable more than 10 years after the date of grant.  Upon separation from service, no further vesting of options can occur, and vested options will expire unless exercised within a year after separation.  No option granted under the 2008 Plan is transferable by the individual or entity to whom it was granted otherwise than by will or laws of decent and distribution, and, during the lifetime of such individual, is not exercisable by any other person, but only by him.

In December 2009 our Board of Directors adopted the 2009 Employee and Consultant Stock Plan (“2009 Plan”) to provide common stock grants to selected employees, non-employee directors, consultants and advisors.  The total number of shares subject to the 2009 Plan is 2,000,000. The 2009 Plan is administered by our Board of Directors.

The 10,875,000 shares shown as underlying under “Equity compensation plans not approved by security holders” consist of shares underlying a warrant which we granted to Peltz Capital Management, LLC in October 2008 as compensation for consulting services; the warrant’s number of underlying shares and exercise price have subsequently been amended pursuant to the warrant’s terms.

A summary of recent overall activity in our stock option and compensatory warrants programs is as follows:

	Number of shares	Weighted average exercise price
Outstanding - September 30, 2007	4,750,000	$0.71
Granted	10,675,000	1.12
Exercised	—	—
Canceled	—	—
Outstanding - September 30, 2008	15,425,000	$0.99
Granted	11,000,000	0.08
Exercised	(40,000)	0.01
Canceled	—	—
Outstanding - September 30, 2009	26,385,000	$0.61
Granted	1,325,342	1.00
Exercised	(275,000)	(0.04)
Canceled	—	—
Outstanding - September 30, 2010	27,435,342	$0.64

Of these 27,435,342 options and compensatory warrants outstanding at September 30, 2010, all were exercisable on that date.

In December 2010 our Board of Directors adopted the 2010 Stock Option Plan (“2010 Plan”) to provide common stock option grants to selected employees, non-employee directors, consultants and advisors.  The total number of shares subject to the 2010 Plan is 15,000,000. The 2010 Plan is administered by our Board of Directors.

In December, pursuant to the 2010 Plan the Board granted 9,655,000 options to employees at an exercise price of $0.90 per share expiring three years from the date of the grant.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.  The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  Any statements that are not statements of historical fact are forward-looking statements.  When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements.  These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report on Form 10-K.  Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors such as those in Item 1A “Risk Factors” above.  We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Overview

For several years before July 24, 2008, we existed as a “shell company” with nominal assets.  On July 24, 2008, we acquired all of the shares of Single Touch Interactive, Inc. in exchange for our issuance of an aggregate of 42,967,554 shares of our common stock; in addition, we assumed the obligation to issue up to 48,027,433 common shares issuable upon exercise or conversion of warrants and convertible notes which had been issued by Single Touch Interactive, Inc.  The transaction was accounted for as a reverse merger (recapitalization) with Single Touch Interactive, Inc. deemed to be the accounting acquirer, and Single Touch Systems Inc. the legal acquirer.

Throughout our history our operations have been constrained by our ability to raise funds, and our liquidity has been an ongoing issue.  We have received debt and equity investments both from insiders and from private investors.  We have always had negative cash flows from operations and net operating losses, although the size of the net operating losses has been magnified by a variety of non-cash accounting charges.  We believe, however, that recent events have significantly improved our liquidity.

Currently, over 90% of our revenues are paid to us through AT&T Services, Inc., and currently the bulk of that revenue comes from notifications sent on behalf of Walmart.  We have seen continuing development of revenue beginning in the second quarter of our 2010 fiscal year and continuing into our first quarter of 2011 through our Walmart related programs we have developed with Walmart and AT&T over the past two years; as these programs and related services continue the rollout nationwide we anticipate this continuing increase of activity will indirectly cause our AT&T revenues to grow.

We have recently received approval to deploy advertisements with our notification messaging programs and are working towards implementation.  This development is significant in that our per message revenue increases significantly for each notification that includes an advertisement.  This additional revenue element subject to deployment is applicable to existing messaging.  Therefore, advertising deployment would benefit from existing traffic and continuing increases in notification messaging volume.  We see this as an important next step towards our roadmap of creating consumer and brand awareness and confidence on how to utilize our mobile media platform accessing mobile notifications, advertisements, coupons and commerce transactions all from the mobile phone.

We have developed and are deploying a scalable messaging and voice based enterprise level solution.  Our technology enables the delivery of mission-critical messaging across multiple communication channels.  With gateways that connect directly into the infrastructure of all key mobile-network operators, we guarantee delivery and receipt of massive quantities of messages in real time, to and from any application or platform.

Our solution is designed to drive return on investment for high volume clients and/or customized branded advertisers.  Our platform and tools are designed to enable large brands or anyone with substantial reach to utilize the mobile device as a new means to communicate.  Communication might be in the form of a reminder message, a coupon, an advertisement or a voice call.  Regardless of the form, our platform can drive value and cost savings for companies large and small, and the ability to drive contextually relevant advertising messages to the right audience.

Our business has focused on leveraging our solution in the areas of messaging/notifications and Abbreviated Dial Codes.

As we expand operational activities, we may continue to experience operating losses and/or negative cash flows from operations and may be required to obtain additional financing to fund operations.

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

Results of Operations

Years Ended September 30, 2010 and September 30, 2009

During the fiscal year ending September 30, 2010, we had revenues of $0.8 million and experienced a net operating loss of $4.7 million and a net loss of $12.2 million.

During the fiscal year ending September 30, 2009, we had revenues of $.08 million and experienced a net operating loss of $22.3 million and a net loss of $13.5 million.

The major difference in our net operating loss for the respective fiscal years was the $17.7 million decrease in our operating expenses to $5.5 million in fiscal 2010 as compared to $23.2 million in fiscal 2009.  The decrease in operating expenses in 2010 over 2009 was primarily driven by a $11.5 million decrease in non-employee stock-based compensation ($1.2 million versus $12.7 million) and the decrease in impairment loss of $5.4 million ( $0.2 million versus $5.6 million).  Almost all the $12.7 million of non-employee stock-based compensation in fiscal 2009 is for non-cash amortization of the original valuation of compensatory warrants we issued in October 2008 to Peltz Capital Management, LLC.  In addition, we decreased our employee salaries in 2010 as compared to 2009 by $0.4 million ($1.1 million versus $1.5 million).

Our net loss was $1.3 million lower in fiscal 2010 than in fiscal 2009 ($12.2 million versus $13.5 million).  The difference lies in two non-operating items.  In fiscal 2010 we recognized a loss on the cancellation of debt totaling $2.8 million.  Of the $2.8 million loss, $0.09 million was recognized on the issuance of 612,500 shares of our common stock for past due professional services totaling $.4 million, $1.8 million was recognized on the issuance of 3.03 million shares of our common stock in cancellation of $1.12 million of notes payable, and $0.9 million was recognized through the issuance of 1 million shares of our common stock to a note holder in complete settlement of the debt due it.  The other non-operating item that affected our net loss was the change in the fair market value of our derivative liability relating to the Peltz warrants.  The net change in value in 2010 compared to 2009 was a negative $13 million.  The Company recognized a loss of $4 million on the net change in the fair value of the derivative liability during 2010 and recognized a net gain of $9 million on the net change in the fair value of the derivative liability in 2009.  Our derivative liability pertains to our requirement to register the underlying shares associated with this warrant grant pursuant to ASC Topic 815-40, formerly EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  We value the warrant using the Black-Scholes option valuation model.  When the price of our stock goes down, the value of our derivative liability goes down, decreasing net loss (although not affecting cash).

Also, our interest expense increased $0.3 million to only $0.8 million in fiscal 2010, from $0.4 million in fiscal 2009.  The major difference in interest expense pertained to the non-cash amortization of the beneficial conversion feature (“BCF”) inherent in $0.5 million of convertible debt we issued to non-affiliates in fiscal 2010; there was no BCF amortization in fiscal 2009.  We also recognized a BCF relating to the convertible debt due to our President and a company affiliated with him, but we charge the amortization of that BCF to equity because the underlying debt is due to a related party.

Liquidity and Capital Resources

At September 30, 2010, we had total assets of $6.5 million and total liabilities of $1 million; while at September 30, 2009, we had total assets of $2.4 million (although that included $1.1 million which was the unamortized portion of the fair value of the warrants issued in October 2008 to our special advisor that was classified to prepaid expense) and total liabilities of $11 million.  The fair value of the warrant had been completely amortized by the date of the June 30, 2010 balance sheet.  Also, of our total liabilities at September 30, 2009 of $11 million, $4.7 million pertained to the derivative liability on the above indicated warrant.

Our cash balance increased by $3.8 million during the 12 months ended September 30, 2010.

From September 2009 through January 2010, we raised $1.8 million by issuing approximately 5.6 million shares of common stock and 6.25 million common stock warrants (exercisable for $1.00 or $1.50 per share cash) to Mike Robert.

In January 2010 we raised approximately $0.5 million by issuing approximately 1.5 million shares of common stock and approximately 0.5 million common stock warrants (exercisable for $1.50 per share cash) to Zanett Opportunity Fund Ltd. and its affiliates. We paid a $25,000 placement agent fee in connection therewith.

From January through May 2010, we raised approximately $3.6 million by issuing approximately 9.7 million shares of common stock to 38 accredited investors.  We compensated our placement agent, Gar Wood Securities, LLC, and its affiliates, with approximately 0.1 million common stock warrants and approximately $0.1 million cash in connection therewith. (We also had issued 1.0 million common stock warrants to that firm in January 2010 upon the inception of our relationship with it.) In addition, we compensated our placement agent Financial West Investment Group, Inc., and its affiliates, with approximately 55,000 common stock warrants and approximately $29,000 cash in connection therewith.

Also, in July 2010, we raised $6.2 million by issuing approximately 8.2 million shares of common stock and approximately 2.1 million common stock warrants (exercisable for $1.00 per share cash until July 2013) to 24 accredited investors.  The offering was structured as the sale of approximately 2.1 million detachable units (each consisting of four shares and one warrant) at $3.00 per unit.  We compensated our placement agent in the offering, Gar Wood Securities, LLC, and its affiliates, with approximately 0.2 million of the common stock warrants and approximately $0.2 million cash.

We also resolved a significant amount of outstanding debt in and shortly before fiscal 2010.

In September 2009, an individual investor converted a $0.5 million convertible note, which we had issued to him in August 2009, into common shares at a rate of $0.95 per share.

In March 2010 we issued a $0.5 million convertible note and 1.0 million common stock warrants to Mike Robert in exchange for a $0.5 million, but in August 2010 he converted the note into common shares at a rate of $0.37 per share.

In March and May 2010, we repaid the final $0.8 million (plus accrued interest) of our 2008 secured loan from Fort Ashford Funds, LLC. (In addition, we issued 1,000,000 shares of common stock to Fort Ashford Funds, LLC in September 2010 in connection with a settlement agreement.)

In June 2010, approximately $3.0 million of obligations owed to Anthony Macaluso, his affiliate, Activate, Inc., director James Cassina and others were converted into common shares.  Also in June 2010, we modified approximately $0.8 million of indebtedness to Anthony Macaluso and his affiliate Activate, Inc. by extending its due date to June 27, 2011 at a reduced interest rate of 1% per annum, and with a conversion price of $0.37 per share.

Our only outstanding indebtedness now is the approximately $0.8 million of indebtedness to Anthony Macaluso and his affiliate Activate, Inc., with a due date of June 27, 2011, an interest rate of 1% per annum, and a conversion price of $0.37 per share.

The future of our liquidity/capital resources position will hinge on how soon, if ever, our operations become profitable.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We have identified the following accounting policies that we believe are key to an understanding of ours financial statements.  These are important accounting policies that require management’s most difficult, subjective judgments.

Revenue Recognition

Under the terms of various service and licensing agreements, we receive a fee, net of revenue sharing and other costs, each time its application is utilized by the end user.  Revenue is recognized in the month the application is utilized.  We record our revenue pursuant to Accounting Standards Codification (“ASC”) Topic 605-45, formerly EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Non-monetary Consideration Issued for Services

We value all services rendered in exchange for our common stock at the quoted price of the shares issued at date of issuance or at the fair value of the services rendered, whichever is more readily determinable.  All other services provided in exchange for other non-monetary consideration are valued at either the fair value of the services received or the fair value of the consideration relinquished, whichever is more readily determinable.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ACS Topic 505-50, formerly EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and formerly EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  In accordance with ACS Topic 505, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.  Accordingly, we record the fair value of nonforfeitable common stock issued for future consulting services as prepaid services in our consolidated balance sheet.

Conventional Convertible Debt

When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  We record a BCF as a debt discount pursuant to ACS Topic 470-20, formerly EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” and formerly EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instrument(s).”  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  We amortize the discount to interest expense over the life of the debt using the effective interest method.

Software Development Costs

We account for our software development costs in accordance with ACS Topic 985-20, formerly Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under ACS Topic 985-20, we expense software development costs as incurred until we determine that the software is technologically feasible.  Once we determine that the software is technologically feasible, we amortize the costs capitalized over the expected useful life of the software, which is generally two years.

Fair Value Measurement

We adopted ACS Topic 820-10, formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, at the beginning of fiscal year 2009 to measure the fair value of certain of our financial assets and liabilities required to be measured on a recurring basis.  The adoption of Topic 820-10 did not impact our consolidated financial position or results of operations.  Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under Topic 820-10 are described below:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We have no Level 1 assets or liabilities.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

We have no Level 2 assets.  Our Level 2 liabilities consist of notes payable, convertible debentures and a derivative warrant liability.  We determine the fair value of notes payable and convertible debentures based on the effective yields of similar obligations.  We determine the fair value of our derivative warrant liability based upon the trading prices of our common stock on the date of issuance and when applicable, on the last day of the quarter.  We use the Black-Scholes Option Model in valuing the fair value of our derivative warrant liability.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  We have no Level 3 assets or liabilities.

Recent Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-22 (ASU 2010-22), “Accounting for Various Topics.”  This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”.  The adoption of this update did not have any material impact on our financial statements.

In August 2010, the FASB issued Accounting Standards Update 2010-21 (ASU 2010-21), “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.” The Company does not expect the provisions of ASU 2010-21 to have a material effect on our financial position, results of operations or cash flows.

In July 2010, the FASB issued Accounting Standards Update 2010-20 (ASU 2010-20), “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on our financial position, results of operations or cash flows.

In May 2010, the FASB issued Accounting Standards Update 2010-19 (ASU 2010-19), “Foreign Currency (Topic 830): Multiple Foreign Currency Exchange Rates.”  The amendments in this Update are effective for reported balances in an entity’s financial statements that differ from their underlying U.S. dollar denominated values under Subtopic 830-30-S99-1 occurring in the first interim or annual period ending on or after March 15, 2010.  The amendments are to be applied retrospectively.  The Company does not expect the provisions of ASU 2010-19 to have a material effect on our financial position, results of operations or cash flows.

In April 2010, the FASB issued Accounting Standards Update 2010-17, “Revenue Recognition – Milestone Method (Topic 605).”  ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities.  We do not expect this ASU to have a material impact on our revenue recognition when adopted for our 2011 fiscal year.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.”  ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASU 2010-13 will not have a material impact on our financial position, results of operations or cash flows.

In March 2010, the FASB issued Accounting Standards Update 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  We do not expect the provisions of ASU 2010-11 to have a material effect on our financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period.  Early application is not permitted. Our adoption of provisions of ASU 2010-10 did not have a material effect on our financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update 2010-09 “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events.  The adoption did not have an impact on our financial position and results of operations.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 amends FASB Accounting Standards Codification 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on our financial statements.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

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

Management, including our President acting as both Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of September 30, 2010.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Anthony Macaluso	48	Chairman, Chief Executive Officer, President, and Chief Financial Officer
James Cassina	54	Director
Laurence Dunn	49	Director
Richard Siber	49	Director
James Darcey	41	Senior Vice President

Our Board of Directors consists of four members.  None of our directors receive any cash remuneration for acting as such.  Directors may, however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

No family relationships exist between any of our present directors and officers.

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Anthony Macaluso became our President, Chief Executive Officer, Chairman, and principal shareholder upon the closing of the acquisition of Single Touch Interactive, Inc.  He founded Interactive in 2002 and since that time has had primary responsibilities for our operations and business.

James Cassina has served as a Director since February 2008 and also served as our Secretary for four months in 2008.  Mr. Cassina is a self employed business consultant and investor experienced in many aspects of the business and development of public companies including growth and expansion, mergers and acquisitions, and corporate financing, with particular recent emphasis on Canadian energy companies.  Mr. Cassina is also a director of Eagleford Energy Inc. (OTCBB:  EFRDF), an oil and gas company of which he is also President since June 2010.  Within the past five years (i.e., from 1999 to 2008), Mr. Cassina was also a director of EnerNorth Industries Inc. (AMEX:  ENY), an international oil and gas, engineering and offshore fabrication, and in India, power development company.

Laurence Dunn became a director of us upon the closing of the acquisition of Single Touch Interactive, Inc. in July 2008.  Also, he has been actively consulting for us since December 2009.  Mr. Dunn has spent the last 15 years managing traditional equity long/short hedge funds and structuring funding strategies for private companies.  Since 2006 he has been President of John Galt Institutional Research, an institutional investment research firm.  From 2004 to 2006 he was managing director of Pacific Coast Investment Partners, LP, a hedge fund specializing in activist investing.  Mr. Dunn received a business undergraduate degree from the University of Wisconsin-Madison in 1982, an MBA from California State University in 1988 and his Chartered Financial Analyst (CFA) designation in 1991.

Richard Siber became a director of ours upon the closing of the acquisition of Single Touch Interactive, Inc. in July 2008.  Mr. Siber founded Siber Consulting LLC in July 2004 and presently serves as its Chief Executive Officer.  Siber Consulting provides technical and marketing services to the wireless industry.  From 1994 through June 30, 2008 Mr. Siber was a partner in the Communications & High Tech practice at Accenture, Ltd. where he helped manage Accenture’s worldwide wireless communications activities and was involved in all aspects of Accenture’s mobile and wireless practice, including its Service Delivery Platform.  Throughout his career, Mr. Siber has provided a broad range of marketing, strategic and industry oriented consulting services to mobile operators, equipment vendors and content providers worldwide in the wireless industry.  His experience has included all wireless industry licensed and unlicensed technologies including Cellular, PCS, LMR, Paging, Narrowband and Broadband Mobile Data, WiFi, Wireless PBX, Wireless Local Loop, and Satellite.  Mr. Siber is a frequent industry speaker and has chaired, moderated or spoken at more than 250 wireless conferences and forums worldwide.  Mr. Siber has a Bachelor of Arts degree from Boston University (1983) and a Masters of Business Administration degree from Boston College (1990).

James Darcey became our Senior Vice President of Carrier Relations following the closing of the acquisition of Single Touch Interactive, Inc.  Mr. Darcey is primarily responsible for business development.  Mr. Darcey has been with Single Touch since November 2003.  Mr. Darcey graduated from the University of Arkansas at Little Rock with a bachelor’s degree in finance in 1991.  He also received a master’s degree in business administration from the University of Arkansas at Fayetteville in 1994.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on the review of copies of such reports furnished to us, during the fiscal year ended September 30, 2010, all of our officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements, with the exception of Anthony Macaluso, a director and an officer, who filed Form 4 transaction information late, Richard Siber, a director, who has not filed Form 3 information, Nicole Macaluso, a ten percent stockholder, that has not filed Form 3 information  and Medical Provider Financial Corporation IV, a ten percent stockholder, that has not filed Form 3 information.

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

Audit Committee

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

Similarly we do not have a nominating committee or a committee performing similar functions.  Presently, our entire board serves the functions of an audit committee and a nominating committee.  We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future.  The Board is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee.  Until further determination by the Board of Directors, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating committee.

Item 11.  Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2010 to:

●	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2010 and

●
all individuals who served as executive officers of ours at any time during the fiscal year ended September 30, 2010 and received annual compensation during the fiscal year ended September 30, 2010 in excess of $100,000.

SUMMARY COMPENSATION TABLE

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Anthony Macaluso Chief Executive and Financial Officer	2010 2009	275,000 275,000	0 0	0 0	0 3,140	275,000 278,140

James S. Darcey Senior Vice President-Carrier Relations	2010 2009	180,000 180,000	0 0	0 0	0 12,560	180,000 192,560
__________________

Employment Agreements and Benefits

None of our officers or employees have written employment agreements.  All of our officers and employees are employees at will.  Other than health insurance, we do not currently provide any employee benefit or retirement programs.  Our officers’ salaries are determined by the Board of Directors.  Officers and employees may receive bonuses from time to time in the form of cash or equity at the sole discretion of the board of directors.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.  Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with, the resignation, retirement or other termination of a named executive officer or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Equity Compensation

The following table reflects information for our executive officers named in the Summary Compensation Table, effective September 30, 2010.  In each case, the indicated stock option was granted under the 2008 Stock Option Plan on July 28, 2008 and vested three years before the indicated expiration date.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price($)	Option expiration date
Anthony Macaluso	6,000,000 50,000 50,000	— — —	1.375 1.375 1.375	7/28/2011 7/28/2012 7/28/2013

James Darcey	200,000 200,000	— —	1.375 1.375	7/28/2012 7/28/2013

The following table reflects information for equity compensation plans and arrangements for any and all directors, officers, employees and/or consultants through September 30, 2010.  Warrants initially granted by Interactive are excluded.

Director Compensation

There are currently no regular cash compensation arrangements in place for members of the Board of Directors acting as such.  Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

The following table sets forth compensation received by our directors in fiscal year 2010.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Anthony Macaluso(2)	0	0	3,140	0	3,140
James Cassina	0	0	3,140	0	3,140
Laurence Dunn	0	0	3,140	0	3,140
Richard Siber	0	0	3,140	0	3,140

(1)
In fiscal 2008, we granted to each respective director (as such) 100,000 options to purchase common stock at price per share of $1.375. 50,000 of these options vested on July 28, 2009 and 50,000 of these options vested on July 28, 2010. In fiscal 2010, $3,140 was recognized as compensation to each respective director on the July 2010 vesting of the second 50,000 of the options.

(2)	This table includes only his compensation which was expressly for service as a director. Mr. Macaluso received other compensation as an executive officer—see the Summary Compensation Table above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 2, 2010, the beneficial ownership of Single Touch Systems Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the company as a group.  Except as otherwise indicated, all shares are owned directly.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address is c/o Single Touch Systems Inc., 2235 Encinitas Blvd., Suite 210, Encinitas, CA 92024.  Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after December 2, 2010 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

	Shares	Percentage
Anthony Macaluso (1)	50,495,268	38.2%
Laurence Dunn (2)	1,412,500	1.1%
Richard Siber (3)	125,000	*
James Cassina (4)	4,954,409	4.0%
Medical Provider Financial Corporation IV (5)	12,700,000	10.3%
Peltz Capital Management, LLC (6)	11,000,000	8.2%
Nicole Macaluso (1) (7)	27,017,989	21.2%
Mike Robert (8)	15,795,070	12.1%
Daniel and Jill Harrington (1)(9)	8,000,000	6.7%
James Darcey (10)	552,000	*

Officers and Directors as a Group (5 persons) (11)	57,214,177	42.9%
*Less than 1%.

(1)
Includes 3,050,000 shares underlying stock options, 1,250,000 shares underlying warrants and 409,100 shares underlying a convertible note.  Also includes 1,708,203 shares underlying a convertible note owned by Activate, Inc., a corporation of which Mr. Macaluso is the sole owner.  Also includes 1,961,285 shares owned by Activate, Inc.  Also includes 3,829,309 shares owned by Dan Ayala, which Mr. Macaluso has the right to vote pursuant to a proxy.  Also includes 22,717,989 shares owned directly or as custodian by Nicole Macaluso, which Mr. Macaluso has the right to vote pursuant to a proxy.  Mr. Macaluso owns 7,569,382 shares outright in his own name.  Mr. Macaluso disclaims beneficial ownership of the shares owned by Dan Ayala and of the shares owned by Nicole Macaluso.
Also includes 8,000,000 shares subject to an Agreement for Satisfaction of Judgment between Mr. Macaluso and Daniel and Jill Harrington dated September 9, 2010, as amended.  Under this Agreement, 8,000,000 shares were transferred of record from Mr. Macaluso to the Harringtons.  Mr. Macaluso has a right to reclaim the shares upon satisfaction of a judgment (relating to a private real estate dispute) and certain related amounts he owes to the Harringtons.  The Company interprets this arrangement as being essentially an assignment for security (under which the Harringtons are entitled to effect sales), and considers that Mr. Macaluso (as well as the Harringtons) has beneficial ownership in the shares so long as he would be able to, within 60 days, reclaim them.

(2)	Includes 100,000 shares underlying stock options and 1,212,500 shares underlying warrants.
(3)	Includes 100,000 shares underlying stock options.
(4)
Includes 100,000 shares underlying stock options and 1,040,000 shares underlying warrants.  Also includes 800,000 shares underlying warrants owned by Core Energy Enterprises, Inc., a corporation in which Mr. Cassina is the controlling shareholder.  Includes 391,305 shares owned by Spring Capital Corp., a corporation in which Mr. Cassina is the controlling shareholder.  Includes 458,805 shares owned by Core Energy Enterprises, Inc., a corporation in which Mr. Cassina is the controlling shareholder.  Mr. Cassina owns 2,164,299 shares outright in his own name.

(5)
The address for Medical Provider Financial Corporation IV is 2100 South State College Boulevard, Anaheim, CA 92806.  Thomas Seaman is now acting as receiver for Medical Provider Financial Corporation IV.

(6)	The address for Peltz Capital Management, LLC is 280 Park Avenue, New York, NY 10017. Includes 11,000,000 shares underlying warrants.
(7)
The address for Ms. Macaluso is P. O. Box 1318, Rancho Santa Fe, CA 92067.  Includes 3,050,000 shares underlying stock options and 1,250,000 shares underlying warrants.  Ms. Macaluso owns 22,467,989 shares outright in her own name and 250,000 shares as custodian for children.  Other than the shares listed in the table next to her name, Ms. Macaluso disclaims beneficial ownership of the shares beneficially owned by Anthony Macaluso.

(8)
The address for Mr. Robert is 4831 Mt. Longs Drive, San Diego, CA 92117.  Includes 7,250,000 shares underlying warrants issued by us and 550,000 shares underlying contractual rights to purchase granted by third parties.  Mr. Robert owns 7,995,070 shares outright and in the name of his retirement account.

(9)	The address for Mr. and Ms. Harrington is P. O. Box 1931, Rancho Santa Fe, CA 92067.
(10)	Includes 400,000 shares underlying stock options.
(11)	Includes Messrs. Macaluso, Dunn, Siber, Cassina and Darcey.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Macaluso 2008 Debt Conversion

On February 28, 2008, Single Touch Interactive, Inc. issued 2,500,000 shares (as adjusted for a reverse stock split) of its common stock to Anthony Macaluso in consideration for the cancellation of $375,000 of indebtedness.

Cassina 2008 Investment

In 2008, James Cassina and his affiliated company Core Energy Enterprises, Inc., together with 21 other accredited investors, participated in our private placement of $3,300,000 of convertible promissory notes.  Mr. Cassina and Core Energy Enterprises, Inc. invested a total of $1,150,000, on the same terms as the other investors.  Later in 2008, upon the completion of the reverse merger, the notes were automatically converted into our common stock, Class A Warrants and Class B Warrants.  Mr. Cassina and Core Energy Enterprises, Inc. received a total of 920,000 shares of common stock, 920,000 Class A Warrants and 920,000 Class B Warrants in this conversion.

Macaluso 2008 Compensation

On July 15, 2008, Single Touch Interactive, Inc. entered into an employment agreement with Anthony Macaluso, covering his services through December 31, 2008.  Under the agreement, Anthony Macaluso received $275,000 in salary during the ensuing portion of 2008 and received (on July 24, 2008) 1,500,000 shares of common stock as compensation for services.

Macaluso 2008 Indebtedness Consolidation and Restatement

Before the reverse merger of July 24, 2008, Anthony Macaluso made certain loan advances to Single Touch Interactive, Inc.  Initially, the outstanding balance bore interest at a rate of 8% per annum and was to become due and payable in December 2010.  On July 24, 2008, we and he entered into a modification of the debt arising from such loan advances, accrued interest and $893,750 of accrued compensation, evidencing it by a convertible promissory note with a principal amount of $2,319,512, bearing interest at an annual rate of 8%, with interest payable monthly.  The principal balance was payable on demand, and if no demand was made the note was to mature on July 15, 2010.  The note was convertible at the holder’s option into shares of our common stock at $0.08 per share.

Before the reverse merger of July 24, 2008, Activate Sports, LLC, which is an affiliate of Anthony Macaluso, made certain loan advances to Single Touch Interactive, Inc.  Initially, the outstanding balance bore interest at a rate of 8% per annum and was to become due and payable in December 2010.  On July 24, 2008, we and Activate Sports, LLC entered into a modification of the debt arising from such loan advances and accrued interest, evidencing it by a convertible promissory note with a principal amount of $561,558, bearing interest at an annual rate of 8%, with interest payable monthly.  The principal balance was payable on demand, and if no demand was made the note was to mature on July 15, 2010.  The note was convertible at the holder’s option into shares of our common stock at $0.08 per share.

Before the reverse merger of July 24, 2008, Activate, Inc., which is an affiliate of Anthony Macaluso, made certain loan advances to Single Touch Interactive, Inc.  Initially, the outstanding balance bore interest at a rate of 8% per annum and was to become due and payable in December 2010.  On July 24, 2008, we and Activate, Inc. entered into a modification of the debt arising from such loan advances and accrued interest, evidencing it by a convertible promissory note with a principal amount of $73,445, bearing interest at an annual rate of 8%, with interest payable monthly.  The principal balance was payable on demand, and if no demand was made the note was to mature on July 15, 2010.  The note was convertible at the holder’s option into shares of our common stock at $0.08 per share.

On September 16, 2008, Activate Sports, LLC exercised its right to convert the full principal balance due it by the Company of $561,558 into 7,019,475 shares of common stock.

Dunn Warrants for Consulting 2007/2008

In July 2007 and June 2008 Single Touch Interactive, Inc. issued common stock warrants to Laurence Dunn, who later became a Director, as consideration for consulting services as a strategic advisor performing corporate planning, strategic consulting projects, mergers and acquisition advice, introduction to institutional groups, financial engineering services and related services.  The warrants were for the purchase of 500,000 shares of common stock at a price of $0.02 per share and for the purchase of 1,000,000 shares of common stock at an exercise price of $0.01 per share, respectively.  Mr. Dunn has transferred 52,500 of the $0.02 warrants and exercised 235,000 of the $0.01 warrants.  The remaining 447,500 $0.02 warrants and 765,000 $0.01 warrants are still outstanding.

Siber Consulting

Single Touch engages Richard Siber, a director, on a cash basis for technical and marketing consulting services through Siber Consulting.  Mr. Siber beneficially received a total of $80,000 in cash compensation for the year ended September 30, 2008.

StreamWorks 2009 Intellectual Property Transaction (Macaluso/Activate)

On June 2, 2009, we entered into an Intellectual Property Rights Purchase and Transfer Agreement with StreamWorks Technologies, Inc., a Delaware corporation (“StreamWorks”), pursuant to which we acquired a portfolio of 2 US patents and 14 patent applications related primarily to the management, streaming and routing of electronic media.  In consideration for the portfolio, StreamWorks received 3,666,667 common shares of the Company and warrants to purchase 1,833,334 shares of our common stock at an exercise price of $2.30 per share for a period of two years.  In addition, StreamWorks executives Floyd Bowen and Charles Jennings entered into non-compete agreements in our favor not to compete with us in the field of mobile Abbreviated Dial Codes or mobile Streaming Dynamic Advertising for three years.  Shortly before this transaction, Activate, Inc., an affiliate of Anthony Macaluso, sold 1,200,000 shares of our common stock, which it owned, to three major investors in StreamWorks for $1,200,000.

On March 30, 2010, an additional US patent, for “System and Method for Streaming Media,” was issued to us, based on a patent application in this portfolio.

Dunn 2009-2010 Consulting

We have engaged our director Laurence Dunn as a consultant on financial matters, at a rate of $15,000 per month, since December 1, 2009.

Macaluso 2009 Intellectual Property Transaction

On December 14, 2009, Anthony Macaluso assigned to us, as required by the Agreement and Plan of Merger and Reorganization dated March 20, 2008, under which we acquired Interactive in a reverse merger, all of his rights in a US patent and approximately 20 patent applications, generally related to providing information over cell phones.  Upon the assignment, we reimbursed him $244,840 for the total legal fees he had incurred relating to the property transferred.

Since then, two US patents and one foreign patent have been issued on these patent applications.

2010 Macaluso/Activate Consolidation and Restatement - 2009 Debt

In fiscal 2009, Activate, Inc., which is an affiliate of Anthony Macaluso, made loan advances of $894,500 to us, at 8% interest per annum.  We repaid $99,081 in fiscal 2009 and $504,000 in fiscal 2010.

In June 2009, Activate, Inc. purchased from a third party a $250,000 promissory note, bearing 10% interest per annum, which we had issued.

On June 28, 2010, we issued Activate, Inc. a new convertible promissory note with a principal amount of $633,651, which represented $291,397 of outstanding loan advances, plus the $54,170 of accrued but unpaid interest on the loan advances, plus the $250,000 principal amount of the purchased promissory note, plus the $29,787 of accrued but unpaid interest on the purchased $250,000 promissory note, plus the $8,297 of accrued but unpaid interest on the converted $73,445 convertible promissory note.  The new note matures on June 27, 2011, accrues interest at an annual rate of 1% and is convertible at the holder’s option into our common stock at $0.37 per share.

Macaluso 2010 Debt Conversion

On or shortly after June 28, 2010, Anthony Macaluso and his ex-wife Nicole Macaluso converted a convertible promissory note’s principal balance of $2,319,512 into 28,993,896 shares of our common stock.  Anthony Macaluso received 13,773,992 of these shares issued.

On June 28, 2010, we issued Anthony Macaluso a new convertible promissory note with a principal amount of $155,531, which represented $123,581 of accrued compensation (net of payroll taxes) plus the $31,950 accrued but unpaid interest due him on the converted $2,319,512 convertible promissory note.  The new note matures on June 27, 2011, accrues interest at an annual rate of 1% and is convertible at the holder’s option into our common stock at $0.37 per share.

On June 28, 2010, Activate, Inc. converted a convertible note’s principal balance of $73,445 into 918,063 shares of our common stock.

Cassina 2010 Debt Conversion

From time to time our director James Cassina advanced funds to us, and from time to time we have repaid some of the principal amount of and accrued interest on such advances.  The net advances began accruing interest in December 2008 at an annual rate of 8%.  On June 29, 2010, we issued 606,768 shares of common stock to him in satisfaction of the total balance of $224,511 (which included accrued interest of $25,011), for an effective conversion rate of $0.37 per share.

Ongoing Macaluso Related-Party Arrangements

Anthony Macaluso is currently a majority shareholder of Soapbox Mobile, Inc., which provided the use of servers, certain other equipment, fixtures and furniture, an analytic platform and other software, and certain service accounts to us from February 2008 through June 2010 at a monthly rate of $4,000 and has been providing them to us since July 1, 2010 at a monthly rate of $7,500.

Activate, Inc., an affiliate of Anthony Macaluso, has licensed a wireless application to Single Touch Interactive, Inc., in return for a 3% royalty.  The 3% amounted to $7,597 in our fiscal year 2008, $2,093 in our fiscal year 2009, and under $1,000 in our fiscal year 2010.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2010 and 2009 were: $51,250 and $52,250, respectively.

Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending September 30, 2010 and 2009.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2010 and 2009.

All Other Fees

No other fees were billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending September 30, 2010 and 2009.

Audit Committee Pre-Approval Policies

Our officers performing such functions of an audit committee have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2010.  Audit-related fees, tax fees, and all other fees, if any, were approved by officers performing such functions of an audit committee.

Work Performed by Others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in Item 8 of Form 10-K:

(a)(2) Financial Statement Schedules:

None.

(a)(3) Exhibits.
____________

Index to Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems Inc., Single Touch Acquisition Corp. and Single Touch Interactive, Inc. (1)
2.2
Addendum dated May 29, 2008 to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems Inc., Single Touch Acquisition Corp. and Single Touch Interactive, Inc. (2)

2.3
Second Addendum dated June 10, 2008 to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems Inc., Single Touch Acquisition Corp. and Single Touch Interactive, Inc. (3)

2.4
Third Addendum dated June 27, 2008 to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems Inc., Single Touch Acquisition Corp. and Single Touch Interactive, Inc. (4)

2.5
Fourth Addendum dated July 22, 2008 to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems Inc., Single Touch Acquisition Corp. and Single Touch Interactive, Inc. (5)

2.6
Fifth Addendum dated July 24, 2008 to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems Inc., Single Touch Acquisition Corp. and Single Touch Interactive, Inc. (6)

3.1	Certificate of Incorporation of Hosting Site Network, Inc. (currently known as Single Touch Systems Inc.) (7)
3.2	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc. (currently known as Single Touch Systems Inc.) (8)
3.3	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc. (currently known as Single Touch Systems Inc.) (9)
3.4	Amended and Restated Bylaws of Hosting Site Network, Inc. (currently known as Single Touch Systems Inc.) (10)
10.1	Revenue Sharing and Software License Agreement between Single Touch Interactive, Inc. and Activate, Inc., dated 2004. (11)

Exhibit No.	Description
10.2
Form of Single Touch Interactive, Inc. Warrant ($1.00 exercise price (post-adjustment), expires July 11, 2015).  A total of 5,000,000 Warrants (post-adjustment) on this form were issued to two persons in 2005.  (12)

10.2.1
Single Touch Interactive, Inc. Warrant, as amended and re-issued ($0.70 exercise price (post-adjustment), subject to Board resetting; expires July 11, 2015).  1,250,000 Warrants (post-adjustment) on this form were re-issued to Jordan Schur on June 12, 2007. (13)

10.3
Form of Single Touch Interactive, Inc. Warrant ($1.76 exercise price (post-adjustment), expires 5 years from issuance).  A total of 774,000 Warrants (post-adjustment) were issued on this form to 20 persons in 2006 and 2007. (14)

10.4
Form of Single Touch Interactive, Inc. Warrant ($0.02 exercise price (post-adjustment), expires July 2012).  A total of 2,000,000 Warrants (post-adjustment) were issued on this form to 2 persons in 2007. (15)

10.5
Form of Single Touch Interactive, Inc.  Warrant ($0.01 exercise price (post-adjustment), expires June 22, 2011).  A total of 1,000,000 Warrants (post-adjustment) were issued on this form to 2 persons in 2008. (16)

10.6	Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc. dated April 11, 2008 (17)
10.6.1	Amendment 20071210.103.A.001 to the Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc., dated March 20, 2009. (18)
10.6.2	Amendment 20071210.103.A.002 to Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc., dated October 25, 2010. (19)
10.7+	2008 Stock Option Plan for Single Touch Systems Inc. (formerly Hosting Site Network, Inc.) (20)
10.7.1+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2008 Stock Option Plan (21)
10.8
Form of Single Touch Interactive, Inc.  Warrant to Purchase Common Stock ($0.88 exercise price (post-adjustment), expires June 22, 2011).  A total of 2,322,000 Warrants (post-adjustment) on this form were issued to 20 persons on June 23, 2008 (22)

10.9
Form of Class A Warrant for the Purchase of Shares of Common Stock ($1.60 exercise price, expires January 23, 2010).  A total of 2,640,000 Warrants on this form were issued to 23 persons on July 24, 2008.  We later extended the scheduled expiration date to July 23, 2011.  (23)

10.10
Form of Class B Warrant for the Purchase of Shares of Common Stock ($2.05 exercise price, expires July 23, 2011).  A total of 2,640,000 Warrants on this form were issued to 23 persons on July 24, 2008.  (24)

10.11	Non-Exclusive Special Advisory Services Agreement between Peltz Capital Management, LLC and us, dated October 30, 2008. (25)
10.11.1	(Form of) Warrant issued by us in favor of Peltz Capital Management, LLC, dated October 30, 2008 (25)
10.11.2	(Form of) Registration Rights Agreement between Peltz Capital Management, LLC and us, dated October 30, 2008 (25)
10.12	Intellectual Property Rights Purchase and Transfer Agreement, between StreamWorks Technologies, Inc. and us, dated June 2, 2009 (26)
10.12.1	Form of Non-Compete Agreement in favor of us. Charles Jennings and Floyd Bowen entered into agreements with us on this form on June 22, 2009. (27)
10.12.2	Form of Warrant ($2.30 exercise price, expires June 8, 2011). 1,833,334 Warrants on this form were issued to StreamWorks Technologies, Inc. on June 8, 2009. (28)
10.13	Convertible Promissory Note ($500,000) issued by us in favor of Ted Cooper, dated August 17, 2009 (29)
10.14	Common Stock Purchase Agreement, between Mike Robert and us, dated September 22, 2009 (30)
10.14.1	Form of Warrant ($1.50 exercise price, expires September 23, 2011). 1,250,000 Warrants on this form were issued to Mike Robert on September 23, 2009. (31)

Exhibit No.	Description
10.15	Common Stock Purchase Agreement, between Mike Robert and us, dated November 4, 2009 (32)
10.15.1	Form of Warrant ($1.50 exercise price, expires November 4, 2011). 1,500,000 Warrants on this form were issued to Mike Robert on November 4, 2009. (33)
10.16+	2009 Employee and Consultant Stock Plan (34)
10.16.1+	Form of stock grant acknowledgement letter under 2009 Employee and Consultant Stock Plan (35)
10.17	Non-Exclusive Placement Agency Agreement with Financial West Investment Group, Inc., dated November 30, 2009. (36)
10.18	Common Stock Purchase Agreement, between Mike Robert and us, dated December 13, 2009 (37)
10.18.1	Form of Warrant ($1.00 exercise price, expires December 13, 2011). 1,750,000 Warrants on this form were issued to Mike Robert on December 13, 2009. (38)
10.19	Engagement letter agreement with Gar Wood Securities, LLC, dated January 1, 2010. (39)
10.19.1
Form of Warrant to Purchase Common Stock ($1.00 exercise price, expires December 31, 2012).  A total of 1,000,000 Warrants on this form were issued in favor of Gar Wood Securities, LLC and its affiliates on January 1, 2010. (40)

10.20	Common Stock Purchase Agreement, between Mike Robert and us, dated January 7, 2010 (41)
10.20.1	Form of Warrant ($1.00 exercise price, expires January 7, 2012). 1,750,000 Warrants on this form were issued to Mike Robert on January 7, 2010. (42)
10.21
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with Zanett Opportunity Fund Ltd. and its affiliates, dated January 8, 2010, calling for the issuance of a total of 1,459,459 shares of common stock and 510,811 Warrants. (43)

10.21.1	Form of Warrant ($1.50 exercise price, expires January 11, 2012). A total of 510,811 Warrants on this form were issued to Zanett Opportunity Fund Ltd. and its affiliates on January 11, 2010. (44)
10.22
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with 38 persons between January and May 2010 calling for the issuance of 9,735,132 shares of common stock. (45)

10.22.1
Form of Warrant to Purchase Common Stock (1.00 exercise price, expires 3 years from issuance).  A total of 100,273 Warrants were issued to our placement agent Gar Wood Securities, LLC and its affiliates on this form on May 10, 2010. (46)

10.22.2
Form of Warrant to Purchase Common Stock (1.00 exercise price, expires 3 years from issuance).  A total of 55,541 Warrants were issued to our placement agent Financial West Investment Group, Inc. and its affiliates on this form on May 28, 2010. (47)

10.23	Convertible Promissory Note ($500,000) issued by us in favor of Mike Robert, dated March 12, 2010. (48)
10.24	Warrant to purchase 1,000,000 shares ($0.75 exercise price, expires March 12, 2012), issued by us to Mike Robert, dated March 12, 2010. (49)
10.25	Confidential Patent Purchase Agreement among Microsoft Corporation, Microsoft Licensing, GP and Single Touch Interactive, Inc., dated March 15, 2010. (50)
10.26+	Single Touch Interactive, Inc. Convertible Promissory Note for $151,367 in favor of Anthony Macaluso, dated June 28, 2010. (51)
10.27+	Single Touch Interactive, Inc. Convertible Promissory Note for $632,035 in favor of Activate, Inc., dated June 28, 2010. (52)
10.28
Form of Settlement, Release and Discharge.  We entered into respective agreements on this form with 4 persons on June 29, 2010 calling for the issuance of a total 1,607,521 shares of common stock.  One of persons was James Cassina (606,768 shares). (53)

10.29
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with 27 persons in July 2010 calling for the issuance of units comprising a total of 8,225,339 shares of common stock and 2,056,334 Warrants. (54)

Exhibit No.	Description
10.29.1
Form of Warrant to Purchase Common Stock ($1.00 exercise price, expires July 15, 2013).  A total of 2,056,334 Warrants on this form were issued to 27 persons on July 16, 2010.  Also, in connection therewith, the compensation we paid to our placement agent Gar Wood Securities, LLC included issuing to it and its affiliates 169,528 Warrants on this form.  (55)

10.30	Settlement Agreement and Mutual General Release, among Fort Ashford Funds, LLC, Frank Kavanaugh, Single Touch Interactive, Inc., Anthony Macaluso and us, dated September 30, 2010. (56)
10.31*	Settlement Agreement and Mutual General Release, among Ted Cooper and Single Touch Systems, Inc., dated December 14, 2010.
10.32*	2010 Stock Option Plan
10.33*	Settlement and Release Agreement, among Peltz Capital Management, LLC, Anthony Macaluso and Single Touch Systems, Inc., effective September 29, 2010.
21	List of Subsidiaries. (57)
23.1*	Consent of Weaver & Martin LLC, independent registered public accounting firm.
24.1	Power of Attorney (included in the signature page).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed March 21, 2008.
(2)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed June 3, 2008.
(3)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed June 20, 2008.
(4)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed July 14, 2008.
(5)	Incorporated by reference to Exhibit 2.5 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(6)	Incorporated by reference to Exhibit 2.6 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(7)	Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2, filed November 8, 2001.
(8)	Incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 3 to the registrant’s Registration Statement on Form SB-2, filed April 11, 2002.
(9)	Incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(10)	Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 2 to the registrant’s Registration Statement on Form SB-2, filed February 8, 2002.
(11)	Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(12)	Incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(13)	Incorporated by reference to Exhibit 10.2.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(14)	Incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(15)	Incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(16)	Incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

(17)	Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.
(18)	Incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.
(19)	Incorporated by reference to Exhibit 10.6.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(20)	Incorporated by reference to Exhibit 10. 10 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(21)	Incorporated by reference to Exhibit 10.7.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(22)	Incorporated by reference to Exhibit 4.10 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(23)	Incorporated by reference to Exhibit 4.8 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(24)	Incorporated by reference to Exhibit 4.9 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(25)
Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008.  The form of Warrant is attached thereto as Exhibit A and the form of Registration Rights Agreement is attached thereto as Exhibit B.  Both the warrant and the Registration Rights Agreement were executed on October 30, 2008.

(26)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed June 8, 2009.
(27)	Incorporated by reference to Exhibit 10.12.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(28)	Incorporated by reference to Exhibit 10.12.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(29)	Incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(30)	Incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(31)	Incorporated by reference to Exhibit 10.14.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(32)	Incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(33)	Incorporated by reference to Exhibit 10.15.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(34)	Incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form S-8 (SEC File No. 333-163557), filed December 8, 2009.
(35)	Incorporated by reference to Exhibit 10.16.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(36)	Incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(37)	Incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(38)	Incorporated by reference to Exhibit 10.18.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(39)	Incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(40)	Incorporated by reference to Exhibit 10.19.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(41)	Incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(42)	Incorporated by reference to Exhibit 10.20.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(43)	Incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(44)	Incorporated by reference to Exhibit 10.21.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(45)	Incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

(46)	Incorporated by reference to Exhibit 10.22.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(47)	Incorporated by reference to Exhibit 10.22.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(48)	Incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(49)	Incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(50)	Incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q, filed May 14, 2010.
(51)	Incorporated by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(52)	Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(53)	Incorporated by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(54)	Incorporated by reference to Exhibit 10.29 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(55)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed July 21, 2010.
(56)	Incorporated by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(57)	Incorporated by reference to Exhibit 21 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGLE TOUCH SYSTEMS INC.

	By:	/s/ Anthony Macaluso
Anthony Macaluso
Chief Executive Officer and President
Date: December 29, 2010

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Anthony Macaluso as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Anthony Macaluso	Director, Principal Executive Officer,	December 29, 2010
Anthony Macaluso	Principal Financial Officer, and
Principal Accounting Officer

/s/ Laurence Dunn	Director	December 29, 2010
Laurence Dunn

/s/ Richard Siber	Director	December 29, 2010
Richard Siber

	Director	December 29, 2010
James Cassina

Index to Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems Inc., Single Touch Acquisition Corp. and Single Touch Interactive, Inc. (1)
2.2
Addendum dated May 29, 2008 to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems Inc., Single Touch Acquisition Corp. and Single Touch Interactive, Inc. (2)

2.3
Second Addendum dated June 10, 2008 to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems Inc., Single Touch Acquisition Corp. and Single Touch Interactive, Inc. (3)

2.4
Third Addendum dated June 27, 2008 to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems Inc., Single Touch Acquisition Corp. and Single Touch Interactive, Inc. (4)

2.5
Fourth Addendum dated July 22, 2008 to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems Inc., Single Touch Acquisition Corp. and Single Touch Interactive, Inc. (5)

2.6
Fifth Addendum dated July 24, 2008 to Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems Inc., Single Touch Acquisition Corp. and Single Touch Interactive, Inc. (6)

3.1	Certificate of Incorporation of Hosting Site Network, Inc. (currently known as Single Touch Systems Inc.) (7)
3.2	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc. (currently known as Single Touch Systems Inc.) (8)
3.3	Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc. (currently known as Single Touch Systems Inc.) (9)
3.4	Amended and Restated Bylaws of Hosting Site Network, Inc. (currently known as Single Touch Systems Inc.) (10)
10.1	Revenue Sharing and Software License Agreement between Single Touch Interactive, Inc. and Activate, Inc., dated 2004. (11)
10.2
Form of Single Touch Interactive, Inc. Warrant ($1.00 exercise price (post-adjustment), expires July 11, 2015).  A total of 5,000,000 Warrants (post-adjustment) on this form were issued to two persons in 2005.  (12)

10.2.1
Single Touch Interactive, Inc. Warrant, as amended and re-issued ($0.70 exercise price (post-adjustment), subject to Board resetting; expires July 11, 2015).  1,250,000 Warrants (post-adjustment) on this form were re-issued to Jordan Schur on June 12, 2007. (13)

10.3
Form of Single Touch Interactive, Inc. Warrant ($1.76 exercise price (post-adjustment), expires 5 years from issuance).  A total of 774,000 Warrants (post-adjustment) were issued on this form to 20 persons in 2006 and 2007. (14)

10.4
Form of Single Touch Interactive, Inc. Warrant ($0.02 exercise price (post-adjustment), expires July 2012).  A total of 2,000,000 Warrants (post-adjustment) were issued on this form to 2 persons in 2007. (15)

10.5
Form of Single Touch Interactive, Inc.  Warrant ($0.01 exercise price (post-adjustment), expires June 22, 2011).  A total of 1,000,000 Warrants (post-adjustment) were issued on this form to 2 persons in 2008. (16)

10.6	Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc. dated April 11, 2008 (17)
10.6.1	Amendment 20071210.103.A.001 to the Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc., dated March 20, 2009. (18)
10.6.2	Amendment 20071210.103.A.002 to Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc., dated October 25, 2010. (19)

Exhibit No.	Description
10.7+	2008 Stock Option Plan for Single Touch Systems Inc. (formerly Hosting Site Network, Inc.) (20)
10.7.1+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2008 Stock Option Plan (21)
10.8
Form of Single Touch Interactive, Inc.  Warrant to Purchase Common Stock ($0.88 exercise price (post-adjustment), expires June 22, 2011).  A total of 2,322,000 Warrants (post-adjustment) on this form were issued to 20 persons on June 23, 2008 (22)

10.9
Form of Class A Warrant for the Purchase of Shares of Common Stock ($1.60 exercise price, expires January 23, 2010).  A total of 2,640,000 Warrants on this form were issued to 23 persons on July 24, 2008.  We later extended the scheduled expiration date to July 23, 2011.  (23)

10.10
Form of Class B Warrant for the Purchase of Shares of Common Stock ($2.05 exercise price, expires July 23, 2011).  A total of 2,640,000 Warrants on this form were issued to 23 persons on July 24, 2008.  (24)

10.11	Non-Exclusive Special Advisory Services Agreement between Peltz Capital Management, LLC and us, dated October 30, 2008. (25)
10.11.1	(Form of) Warrant issued by us in favor of Peltz Capital Management, LLC, dated October 30, 2008 (25)
10.11.2	(Form of) Registration Rights Agreement between Peltz Capital Management, LLC and us, dated October 30, 2008 (25)
10.12	Intellectual Property Rights Purchase and Transfer Agreement, between StreamWorks Technologies, Inc. and us, dated June 2, 2009 (26)
10.12.1	Form of Non-Compete Agreement in favor of us. Charles Jennings and Floyd Bowen entered into agreements with us on this form on June 22, 2009. (27)
10.12.2	Form of Warrant ($2.30 exercise price, expires June 8, 2011). 1,833,334 Warrants on this form were issued to StreamWorks Technologies, Inc. on June 8, 2009. (28)
10.13	Convertible Promissory Note ($500,000) issued by us in favor of Ted Cooper, dated August 17, 2009 (29)
10.14	Common Stock Purchase Agreement, between Mike Robert and us, dated September 22, 2009 (30)
10.14.1	Form of Warrant ($1.50 exercise price, expires September 23, 2011). 1,250,000 Warrants on this form were issued to Mike Robert on September 23, 2009. (31)
10.15	Common Stock Purchase Agreement, between Mike Robert and us, dated November 4, 2009 (32)
10.15.1	Form of Warrant ($1.50 exercise price, expires November 4, 2011). 1,500,000 Warrants on this form were issued to Mike Robert on November 4, 2009. (33)
10.16+	2009 Employee and Consultant Stock Plan (34)
10.16.1+	Form of stock grant acknowledgement letter under 2009 Employee and Consultant Stock Plan (35)
10.17	Non-Exclusive Placement Agency Agreement with Financial West Investment Group, Inc., dated November 30, 2009. (36)
10.18	Common Stock Purchase Agreement, between Mike Robert and us, dated December 13, 2009 (37)
10.18.1	Form of Warrant ($1.00 exercise price, expires December 13, 2011). 1,750,000 Warrants on this form were issued to Mike Robert on December 13, 2009. (38)
10.19	Engagement letter agreement with Gar Wood Securities, LLC, dated January 1, 2010. (39)
10.19.1
Form of Warrant to Purchase Common Stock ($1.00 exercise price, expires December 31, 2012).  A total of 1,000,000 Warrants on this form were issued in favor of Gar Wood Securities, LLC and its affiliates on January 1, 2010. (40)

10.20	Common Stock Purchase Agreement, between Mike Robert and us, dated January 7, 2010 (41)
10.20.1	Form of Warrant ($1.00 exercise price, expires January 7, 2012). 1,750,000 Warrants on this form were issued to Mike Robert on January 7, 2010. (42)

Exhibit No.	Description
10.21
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with Zanett Opportunity Fund Ltd. and its affiliates, dated January 8, 2010, calling for the issuance of a total of 1,459,459 shares of common stock and 510,811 Warrants. (43)

10.21.1	Form of Warrant ($1.50 exercise price, expires January 11, 2012). A total of 510,811 Warrants on this form were issued to Zanett Opportunity Fund Ltd. and its affiliates on January 11, 2010. (44)
10.22
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with 38 persons between January and May 2010 calling for the issuance of 9,735,132 shares of common stock. (45)

10.22.1
Form of Warrant to Purchase Common Stock (1.00 exercise price, expires 3 years from issuance).  A total of 100,273 Warrants were issued to our placement agent Gar Wood Securities, LLC and its affiliates on this form on May 10, 2010. (46)

10.22.2
Form of Warrant to Purchase Common Stock (1.00 exercise price, expires 3 years from issuance).  A total of 55,541 Warrants were issued to our placement agent Financial West Investment Group, Inc. and its affiliates on this form on May 28, 2010. (47)

10.23	Convertible Promissory Note ($500,000) issued by us in favor of Mike Robert, dated March 12, 2010. (48)
10.24	Warrant to purchase 1,000,000 shares ($0.75 exercise price, expires March 12, 2012), issued by us to Mike Robert, dated March 12, 2010. (49)
10.25	Confidential Patent Purchase Agreement among Microsoft Corporation, Microsoft Licensing, GP and Single Touch Interactive, Inc., dated March 15, 2010. (50)
10.26+	Single Touch Interactive, Inc. Convertible Promissory Note for $151,367 in favor of Anthony Macaluso, dated June 28, 2010. (51)
10.27+	Single Touch Interactive, Inc. Convertible Promissory Note for $632,035 in favor of Activate, Inc., dated June 28, 2010. (52)
10.28
Form of Settlement, Release and Discharge.  We entered into respective agreements on this form with 4 persons on June 29, 2010 calling for the issuance of a total 1,607,521 shares of common stock.  One of persons was James Cassina (606,768 shares). (53)

10.29
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with 27 persons in July 2010 calling for the issuance of units comprising a total of 8,225,339 shares of common stock and 2,056,334 Warrants. (54)

10.29.1
Form of Warrant to Purchase Common Stock ($1.00 exercise price, expires July 15, 2013).  A total of 2,056,334 Warrants on this form were issued to 27 persons on July 16, 2010.  Also, in connection therewith, the compensation we paid to our placement agent Gar Wood Securities, LLC included issuing to it and its affiliates 169,528 Warrants on this form.  (55)

10.30	Settlement Agreement and Mutual General Release, among Fort Ashford Funds, LLC, Frank Kavanaugh, Single Touch Interactive, Inc., Anthony Macaluso and us, dated September 30, 2010. (56)
10.31*	Settlement Agreement and Mutual General Release, among Ted Cooper and Single Touch Systems, Inc., dated December 14, 2010.
10.32*	2010 Stock Option Plan.
10.33*	Settlement and Release Agreement, among Peltz Capital Management, LLC, Anthony Macaluso and Single Touch Systems, Inc., effective September 29, 2010.
21	List of Subsidiaries. (57)
23.1*	Consent of Weaver & Martin LLC, independent registered public accounting firm.
24.1	Power of Attorney (included in the signature page).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

*	Filed herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed March 21, 2008.
(2)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed June 3, 2008.
(3)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed June 20, 2008.
(4)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed July 14, 2008.
(5)	Incorporated by reference to Exhibit 2.5 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(6)	Incorporated by reference to Exhibit 2.6 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(7)	Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2, filed November 8, 2001.
(8)	Incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 3 to the registrant’s Registration Statement on Form SB-2, filed April 11, 2002.
(9)	Incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(10)	Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 2 to the registrant’s Registration Statement on Form SB-2, filed February 8, 2002.
(11)	Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(12)	Incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(13)	Incorporated by reference to Exhibit 10.2.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(14)	Incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(15)	Incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(16)	Incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(17)	Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.
(18)	Incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.
(19)	Incorporated by reference to Exhibit 10.6.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(20)	Incorporated by reference to Exhibit 10. 10 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(21)	Incorporated by reference to Exhibit 10.7.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(22)	Incorporated by reference to Exhibit 4.10 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(23)	Incorporated by reference to Exhibit 4.8 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(24)	Incorporated by reference to Exhibit 4.9 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(25)
Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008.  The form of Warrant is attached thereto as Exhibit A and the form of Registration Rights Agreement is attached thereto as Exhibit B.  Both the warrant and the Registration Rights Agreement were executed on October 30, 2008.

(26)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed June 8, 2009.
(27)	Incorporated by reference to Exhibit 10.12.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(28)	Incorporated by reference to Exhibit 10.12.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(29)	Incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

(30)	Incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(31)	Incorporated by reference to Exhibit 10.14.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(32)	Incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(33)	Incorporated by reference to Exhibit 10.15.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(34)	Incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form S-8 (SEC File No. 333-163557), filed December 8, 2009.
(35)	Incorporated by reference to Exhibit 10.16.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(36)	Incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(37)	Incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(38)	Incorporated by reference to Exhibit 10.18.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(39)	Incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(40)	Incorporated by reference to Exhibit 10.19.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(41)	Incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(42)	Incorporated by reference to Exhibit 10.20.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(43)	Incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(44)	Incorporated by reference to Exhibit 10.21.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(45)	Incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(46)	Incorporated by reference to Exhibit 10.22.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(47)	Incorporated by reference to Exhibit 10.22.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(48)	Incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(49)	Incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(50)	Incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q, filed May 14, 2010.
(51)	Incorporated by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(52)	Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(53)	Incorporated by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(54)	Incorporated by reference to Exhibit 10.29 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(55)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed July 21, 2010.
(56)	Incorporated by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(57)	Incorporated by reference to Exhibit 21 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Single Touch Systems
Encinitas, California

We have audited the accompanying consolidated balance sheets of Single Touch Systems ("the Company") as of September 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Single Touch Systems as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Weaver & Martin, LLC
Weaver & Martin, LLC
Kansas City, Missouri
December 29, 2010

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009

Assets
Current assets
Cash and cash equivalents	$4,040,169	$259,558
Accounts receivable - trade	514,327	104,423
Accounts receivable - related party	36,762	21,748
Prepaid consulting expense	-	1,152,625
Prepaid expenses - other	212,034	31,628

	4,803,292	1,569,982
Total current assets
Property and equipment, net	203,091	233,718

Other assets
Capitalized software development costs, net	305,710	434,765
Intangible assets:
Patents	779,846	100,985
Patent applications cost	428,729
Deferred offering costs	-	-
Deposits and other assets	15,282	15,282

Total other assets	1,529,567	551,032

Total assets	$6,535,950	$2,354,732

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED BALANCE SHEETS - continued

	September 30,
	2010	2009

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$461,364	$1,386,548
Accrued compensation	77,950	715,846
Accrued compensation - related party	-	219,468
Current obligation on patent acquisitions	175,000	-
Current portion of notes payable - related parties	-	1,502,073
Note payable - other	-	1,015,962
Convertible debentures - related parties, including accrued interest,
net of discounts of $575,857	197,280	1,374,104
Convertible debentures and accrued interest, net of discount	-	-
Deferred income	-	-

Total current liabilities	911,594	6,214,001

Long-term liabilities
Obligation on patent acquisitions	141,865
Derivative warrant liability	-	4,712,400

Total liabilities	1,053,459	10,926,401

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value, 5,000,000 shares authorized;
none outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized,
123,676,892 shares issued and outstanding as of September 30, 2010
and 64,442,417 shares issued and outstanding as of September 30, 2009	123,677	64,442
Additional paid-in capital	118,768,416	92,568,239
Accumulated deficit	(113,409,102)	(101,204,350)
Common stock subscriptions receivable	(500)	-

Total stockholders' equity (deficit)	5,482,491	(8,571,669)

Total liabilities and stockholders' equity (deficit)	$6,535,950	$2,354,732

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	September 30,
	2010	2009

Revenue
Wireless applications	$792,564	$813,019

Operating Expenses
Royalties and application costs	651,028	787,315
Research and development	84,240	127,355
Stock based compensation - non employees	1,185,281	12,694,578
Advisory and consulting services	264,407	336,812
Professional fees	404,381	372,683
Salaries and wages	1,126,770	1,476,647
Officers' compensation	295,250	377,352
Travel expenses	197,613	149,374
Impairment loss	218,776	5,667,898
Depreciation and amortization	611,897	761,716
General and administrative	458,828	411,410
Total operating expenses	5,498,471	23,163,140

Loss from operations	(4,705,907)	(22,350,121)

Other Income (Expenses)
Net gain (loss) on settlement of indebtedness	(2,738,985)	166,153
Changes in fair value of derivative and warrant liability	(3,946,275)	9,119,103
Interest expense	(812,785)	(494,950)

Net (loss) before income taxes	(12,203,952)	(13,559,815)

Provision for income taxes	(800)	(1,026)

Net income (loss)	$(12,204,752)	$(13,560,841)

Basic and diluted loss per share	$(0.14)	$(0.22)

Weighted average shares outstanding	85,055,249	60,767,234

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities
Net loss	$(12,204,752)	$(13,560,841)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	99,875	101,228
Impairment loss	218,776	5,667,898
Gain on settlement of debt	2,773,437	-
Amortization expense - software development costs	438,445	657,055
Amortization expense - patents	73,578	3,433
Amortization expense - discount of convertible debt	500,000	26,316
Amortization expense - financing fees		50,988
Stock based compensation	1,237,720	12,761,774
(Increase) decrease in assets
(Increase) decrease in accounts receivable	(424,918)	234,271
(Increase) decrease in employee receivables
(Increase) decrease in prepaid expenses	(180,405)	24,838
(Increase) decrease in deposits and other assets
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	(581,332)	261,665
Increase (decrease) in accrued compensation	(526,825)	590,825
Increase (decrease) in accrued compensation
due related party	(206,956)	206,448
Increase (decrease) in accrued expenses	-	(7,544)
Increase (decrease) in accrued interest	162,553	266,265
Increase (decrease) in deferred income		(249,328)
Decrease (increase) in derivative liability	3,946,275	(9,119,103)

Net cash used in operating activities	(4,674,529)	(2,083,812)

Cash Flows from Investing Activities
Acquisition of patents and patent applications	(899,774)	-
Purchase of property and equipment	(69,248)	(19,782)
Capitalized software development costs	(528,166)	(784,207)

Net cash used in investing activities	$(1,497,188)	$(803,989)

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Year Ended
	September 30,
	2010	2009

Proceeds from issuance of common stock	$11,612,005	$551,050
Expenditures relating to private offerings	(312,770)
Proceeds received from related parties	-	1,981,962
Repayments on related party advances	(521,685)	(860,714)
Proceeds from issuance of debt to others	500,000	1,500,000
Repayments on debt to others	(875,222)	(200,000)
Payment relating to modification of terms on warrant agreement	(450,000)	-

Net cash provided by financing activities	9,952,328	2,972,298

Net increase (decrease) in cash	3,780,611	84,497

Beginning balance - cash	259,558	175,061

Ending balance - cash	$4,040,169	$259,558

Supplemental Information:

Interest expense paid	$313,268	$162,713

Income taxes paid	$-	$-

Non-cash investing and financing activities:

For the year ended September 30, 2010

During the year ended September 30, 2010, the Company issued 612,500 common shares in cancellation of professional and consulting fees totaling $373,854. The shares were valued at their respective market value on date of issuance and the Company recognized a loss on the settlement of debt in the amount of $92,426.

During the year ended September 30, 2010, the Company issued a total of 29,911,959 common shares to the Company's President and his wholly owned company in cancellation of convertible debt totaling $2,392,957.

During the year ended September 30, 2010,, the Company issued convertible promissory notes to its President and his wholly owned company evidencing the remaining balances due for loans, accrued interest and accrued compensation totaling $789,182. The Company also recorded a discount on these two notes of $789,182 for the beneficial conversion features of these notes.
The $789,182 was credited to equity.

During the year ended September 30, 2010,, the Company issued 1,607,521 shares in cancellation of notes payable and related accrued interest due third to parties totaling $596,346. The shares were valued at their respective trading price on date of issuance and the Company recognized a loss on the settlement of debt in the amount of $1,831,011.

During the year ended September 30, 2010, the Company recorded a $500,000 discount related to the beneficial conversion feature of the underlying convertible note.

During the year ended September 30, 2010,, the Company received $11,611,005 through various private offerings in consideration for issuing a total of 24,419,927 shares of its common stock and the grant of warrants to purchase 7,367,144 sharers of its common stock (See Note 15).

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Non-cash investing and financing activities - continued:

In connection with the above private offerings, the Company paid $312,770 in costs and granted warrants to purchase 1,325,342 shares of the Company's common stock at $1 per share. The
Company valued the warrants at their respective market value on the date of the respective grant totaling $558,200. The total offering costs of $870,970 were offset against the proceeds received from the offerings.

During the year ended September 30, 2010, the company issued 150,000 shares of its common stock to a Director through the exercise of an option. The shares were issued for $1,000 in cash and a subscription receivable for $500.

During the year ended September 30, ,2010, the Company charged $1,255,034 to equity relating to the amortization of discounts on related party convertible debt (See Note 10).

During the year ended September 30, ,2010,0, the Company acquired patents and patent applications from an unrelated third party for a total of $831,394 including the down payment of $550,000.

During the year ended September 30, 2010, the Company issued a 1,000,000 shares of stock as part consideration in the settlement with a note holder. The 1,000,000 shares were valued at their respective market value on date of issuing totaling $850,000, which is included in loss on settlement of indebtedness as reflected on the accompanying Statement of Operations.

During the year ended September 30, 2010, the Company recognize $85,094 as compensation for the vesting of 1,355,000 options granted to employees and consultants (See Note 15).

During the year ended September 30, 2010, the Company issued 113,198 shares of its common stock through the cashless exercise of 125,000 warrants (See Note 15).

In October 2008, the Company granted a warrant to an Advisor for services. The warrant allows the Advisor to purchase the greater of 5,952,362 common shares or 5.2% of the outstanding common shares of the company, calculated on a fully dilutive basis. The terms of the warrant also allow for a cashless exercise. The warrant was originally valued at $13,831,504 and capitalized as a prepaid expense. It is being charged to operations over the one year term of the consulting agreement. Under the original terms of the warrant, the Company considered it to be a derivative and the fair value of the warrant was treated as a liabiliy. On September 29, 2010, the terms of the warrant were modified. Under the modified terms, the warrant was considered an equity instrument and the liability at the modification date amounting to $8,658,675 was reclassified to addiitonal paid-in capital. In connection with the modified warrant terms, the Company paid $450,000 to the warrant holders and is obligated at Septemeber 30, 2010 to reimburse the warrant holder for legal fees totalling $30,000. (See Note 15).

During the year ended September 30, 2009, the Company charged $1,162,038 to equity relating to the amortization of discounts on related party convertible debt (See Note 10)

During the year ended September 30, 2009, the Company issued 90,000 shares of its common stock through the exercise of warrants. The total exercise price amounted to $1,050.

In June 2009, the Company issued 3,666,667 shares of its common stock and granted warrants to purchase 1,833,334 shares of its common stock in consideration for patents and other intellectual property. The property was valued at the fair value of the shares issued and warrants granted totaling $5,470,851. As of September 30, 2009 it was determined that the fair value of the patents amounted to $104,418, The remaining balance of $5,366,433 was deemed impaired and charged to operations.

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

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
STATEMENT OF STOCKHOLDERS' (DEFICIT)
FROM OCTOBER 1, 2008 THROUGH SEPTEMBER 30, 2010

			Additional		Common
	Common Stock		Paid-in	Accumulated	Shares
Liabilities and Stockholders' Equity (Deficit)	Shares	Amount	Capital	Deficit	Subscribed	Total

Balance - October 1, 2008	59,505,540	$59,505	$87,099,272	$(87,643,509)	$-	$(484,732)
Shares issued for cash	648,810	649	549,351	-	-	550,000
Shares issued in exercise of warrants	90,000	90	960	-	-	1,050
Shares issued in cancellation of convertible debt
and accrued interest	531,400	531	504,298	-	-	504,829
Acquisition of intellectual property	3,666,667	3,667	5,467,184	-	-	5,470,851
Recognition of beneficial conversion feature on
issuance of convertible debt	-	-	26,316	-	-	26,316
Compensation recognized on vesting of option grants	-	-	82,896	-	-	82,896
Amortization of beneficial conversion feature on
related party debt	-	-	(1,162,038)	-	-	(1,162,038)
Net loss for the year ended September 30, 2009	-	-	-	(13,560,841)		(13,560,841)
Balance - September 30, 2009	64,442,417	64,442	92,568,239	(101,204,350)	-	(8,571,669)
Shares issued for cash	24,519,927	24,520	11,587,485	-	-	11,612,005
Compensation to placement agents on warrant grants	-	-	558,200	-	-	558,200
Offering costs - cash	-	-	(312,770)	-	-	(312,770)
Offering costs - compensation recognized on	-	-		-	-	-
warrant granted to placement agents	-	-	(558,200)	-	-	(558,200)
Reclass of warrant liability due to permanent equity pursuant to	-	-		-	-	-
Stockholders' Equity (Deficit)	-	-	8,658,675	-	-	8,658,675
Shares issued in cashless exercise of warrants	113,198	113	(113)	-	-	-
Shares issued in cancellation of convertible debt	-	-		-	-	-
and accrued interest	32,938,850	32,939	5,312,541	-	-	5,345,480
Shares issued in cancelation of payables for professional services	612,500	613	465,667	-	-	466,280
Recognition of beneficial conversion feature on	-	-		-	-	-
issuance of convertible debt	-	-	1,289,181	-	-	1,289,181
Compensation recognized on vesting of option grants	-	-	85,094	-	-	85,094
Amortization of beneficial conversion feature on	-	-		-	-	-
related party debt			(1,255,033)	-	-	(1,255,033)
Shares issued pursuant to settlement agreement	1,000,000	1,000	849,000	-	-	850,000
Shares issued pursuant to subscription receivable	50,000	50	450	-	(500)	-
Payment under terms of modified warrant agreement		-	(480,000)	-	-	(480,000)
Net loss for the year ended September 30, 2010	-	-		(12,204,752)	-	(12,204,752)
					-	-
	123,676,892	$123,677	$118,768,416	$(113,409,102)	$(500)	$5,482,491

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of September 30, 2010, the Company established an allowance for doubtful accounts totaling $13,463.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  During the year ended September 30, 2010, the Company recognized impairment losses totaling $218,776 pertaining to certain abandoned software development costs. At September 30, 2009, the Company recorded an impairment loss for certain software development costs totaling $301,465 and an impairment loss on acquired patents totaling $5,366,433 (See Note 6).

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

Stock Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50, formerly SFAS No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.”  These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the year September 30, 2010, the Company recognized stock based compensation expense of $1,152,626 from the granting of a common stock warrant to an advisor and $85,094 on the vesting of options to purchase 1.355,000 shares of the Company’s common stock (See Note 15). During the year ended September 30, 2009, the Company recognized stock based compensation expense of $12,678,878 from the granting of a common stock warrant to the same advisor (See Note 15) and $82,896 from the vesting of options granted to certain employees, directors and consultants in 2008. Of the $12,761,774 in stock-based compensation, a total of $12,694,578 was attributed to consulting expense, $12,560 was included in officers’ compensation and $54,636 was included in salaries and wages.

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed

SINGLE TOUCH SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30,2010 that have been excluded from the computation of diluted net loss per share include 38,516,831 warrants, 8,675,000 options, and $673,626 of debt convertible into 1,820,610  shares of the Company’s common stock. Potential common shares as of September 30, 2009 that have been excluded from the computation of diluted net loss per share include 29,119,334 warrants, 8,675,000 options, and $2,415,660 of debt convertible into 30,195,747 shares of the Company’s common stock.

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

During the year ended September 30, 2010, significantly all of the Company’s revenue was generated from contracts with eight customers. During the year ended September 30, 2009, significantly all of the Company’s revenue was generated from contracts with ten customers.

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

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740”Income Taxes” (formerly Statement of Financial Accounting Standards 109). The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

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

3. Accounts Receivable

Fees earned but not paid as of September 30, 2010 and 2009, net of any revenue sharing, amounted to $551,089 and $126,171, respectively. Of the amounts due, $36,762 and $21,478 are due at September 30, 2010 and 2009, respectively, from a related party (see Note 12 - Related Party Transactions).

4. Property and Equipment

The following is a summary of property and equipment:

	September 30,
	2010	2009
Computer hardware	$571,039	$501,791
Equipment	46,731	46,731
Office furniture	37,194	37,194
	654,964	585,716
Less accumulated depreciation	(451,873)	(351,998)
	$203,091	$233,718

Depreciation expense for the year ended September 30, 2010 and 2009 was $99,875 and $101,228, respectively.

5. Capitalized Software Development Costs

The following is a summary of capitalized software development:

	September 30,
	2010	2009
Beginning balance	$434,765	$609,078
Additions	528,166	784,207
Amortizations	(438,445)	(657,055)
Charge offs	(218,776)	(301,465)
Ending balance	$305,710	$434,765

Amortization expense for the remaining estimated lives of these costs are as follows:

Year Ending September 30,
2011	$208,966
2012	96,744
$305,710

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

In addition, non-compete agreements were provided to the Company by certain management of Streamworks and the Company provided Streamworks with registration rights covering the common shares issued pursuant to the agreement.

The Company valued the intellectual property at the fair value of the common shares and warrants provided totaling $5,470,851. The property purchased has not reached technological feasibility. Therefore, the Company valued the technology at its estimated fair value of $104,418 and recognized an impairment loss during the year ended September 30, 2009 of $5,366,433. The Company is amortizing the technology’s estimated fair value of $104,418 over its seven year estimated life. The Company incurred additional legal fees associated with the patent applications during the year ended September 30, 2010 of $37,163. Costs associated with patent applications are not being amortized. Upon the issuance of a patent, its respective cost will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations.  On March 30, 2010, the Company was issued US Patent 7,689,706 “System and Method for Streaming Media”. The costs associated with this patent of $3,116 is being amortized over the patent’s estimated useful life of 7 years.

On December 14, 2009, the Company’s president assigned all of his rights in a patent and various patent applications for a total of $244,840, which represented the total legal fees he incurred relating to the property transferred. Of the $244,840 total, $42,638 is allocated to the cost of the patent and $202,472 is allocated to the various patent applications.  The Company incurred additional legal fees associated with the patent applications during the year ended September 30, 2010 of $64,384. Costs associated with patent applications are not being amortized. Upon the issuance of a patent, its respective cost will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations.

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

Amortization charged to operations for the year ended September 30, 2010 and 2009 totaled $73,578 and $3,433, respectively.

A schedule of amortization expense over the estimated life of the patents is as follows:

Patent costs	$856,857
Less accumulated amortization	(77,011)
$779,846

A schedule of amortization expense over the estimated life of the patents is as follows:

Year Ending September 30,
2011	$122,904
2012	122,904
2013	122,904
2014	122,904
2015	122,904
Thereafter	165,327
$779,847

7. Income Taxes

As of September 30, 2010, for income tax purposes, the Company has unused operating loss carryforwards of approximately $24,000,000, which may provide future federal tax benefits of approximately $8,100,000 which expire in various years through 2030 and future state benefits of approximately $2,100,000 which expire in various years through 2020.

An allowance of $10,200,000 has been provided to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize. Timing differences between expenses deducted for income tax and deducted for financial reporting purposes are insignificant and have no material impact to the differences in the reporting of income taxes.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

The provisions for income tax expense for the year ended September 30, 2010 and 2009 are as follows:

	2010	2009
Current
Federal	$-	$-
State	800	1,026
Total income tax expense	$800	$1,026

8. Obligation on Patent Acquisitions

As discussed in Note 6, the Company acquired six patents and three patent applications for a payments totaling $900,000 of which $550,000 was paid. The remaining $350,000 is payable in two annual installments of $175,000 each. The patents have been pledged as collateral against the remaining balance due. As the agreement did not provided for any stated interest on the remaining two payments, the Company imputed interest at an annual rate of 15% and present valued the remaining payments to $281,394. Interest accrued and charged to operations for the year ended September 30, 2010 and 2009 totaled $35,135 and $0, respectively. Following is the maturities of the long-term portion of the obligation:

March 31, 2012	$175,000
Less imputed interest	(33,135)
$141,865

9. Convertible Debt

In March 2010, the Company received $500,000 in consideration for issuing a convertible note and warrants to purchase 1,000,000 shares of the Company’s common stock.  The note is assessed interest at a rate of 12% per annum and accrued interest is required to be paid quarterly commencing on June 30, 2010. Principal is convertible into shares of the Company’s common stock at a price of $0.37 per share. On August 10, 2010, the principal and accrued interest totaling $525,166 was converted into 1,419,370 shares of the Company’s common stock.

The warrants are exercisable into common shares commencing March 12, 2010 at a price of $0.75 per share and expire on March 12, 2012.

As required, the Company valued the warrants and conversion feature of the note. The value of these instruments totaled $500,000, which was recorded as a discount against the note’s outstanding balance. The discount is amortized to interest expense over the life of the debt using the effective interest method. During the year ended September 30, 2010,  the full amount of the $500,000 discount was fully charged to interest expense as the note was converted during the year.

Interest charged to operations relating to this note for the year ended September 30, 2010 and 2009 was amounted to $25,166 and $0 respectively.

10. Related Parties – Loan Activities

Note payable - officer

The Company’s president has assisted in funding the operations of the Company through loan advances of which a portion have been repaid.  Initially, the outstanding balance, including accrued interest assessed at a rate of 8% per annum, was fully due and payable on December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due him on that date including accrued interest and accrued compensation totaling $2,319,512 was evidenced by a convertible promissory note bearing interest at an annual rate of 8%. Interest is payable monthly and the principal outstanding balance is payable on demand. If no demand is made, than the principal balance and any accrued interest is fully due and payable on July 15, 2010. Any portion of the outstanding principal loan balance is convertible into shares of the Company’s common stock at a price of $0.08 per share. On June 28, 2010, the Company’s president elected to convert the principal balance due of $2,319,512 into 28,993,896 shares of the Company’s common stock.

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

Interest charged to operations relating to this note for the year ended September 30, 2010 and 2009 amounted to $133,867 and $180,861 respectively.

For the year ended September 30, 2010 and 2009, the Company charged $1,009,373 and $1,126,373 respectively, to equity on the amortization of the discount.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

On June 28, 2010, the Company issued its President a new convertible promissory note totaling $155,531, which consisted of the remaining accrued interest due him on the above indicated converted note totaling $31,950 and accrued compensation due him  (net of payroll taxes) totaling $123,581.  The new note accrues interest at an annual rate of 1% and the principal balance owed is convertible into shares of the Company’s common stock at a price of $0.37 per share. The President has the right to convert at anytime up to June 27, 2011, the maturity date of the note. Any remaining principal and unpaid accrued interest is fully due and payable on the maturity date. During the year ended September 30, 2010, $14,900 was repaid to the President on this note. Interest charged to operations relating to this note for the year ended September 30, 2010 amounted to $8.

The Company valued the conversion feature of the note at $155,531 using the Black-Scholes Option Model and was recorded as a discount against the note’s outstanding balance. The discount is amortized to equity over the life of the debt using the effective interest method.  For the year ended September 30, 2010, the Company charged $50,916 to equity on the amortization of the discount.

Note Payable - Activate, Inc.

Activate, Inc. (“Activate”), a corporation wholly owned by the Company’s President, has advanced the Company $50,000. Under the originally terms of the loan, the advance was assessed interest at an annual rate of 8% and was fully due and payable with accrued interest in December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due to Activate on that date, including accrued interest, totaling $73,445 was evidenced by a convertible promissory note bearing interest at an annual rate of 8%. Interest is payable monthly and the principal outstanding balance is payable on demand. If no demand is made, than the principal balance and any accrued interest is fully due and payable on July 15, 2010. Any portion of the outstanding principal loan balance is convertible into shares of the Company’s common stock at a price of $0.08 per share.  On June 28, 2010, Activate converted the principal balance due it of $73,445 into 918,063 shares of the Company’s common stock.

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

On June 28, 2010, the accrued interest on the converted note totaling $8,297 was incorporated into a new convertible promissory note as discussed below. Interest charged to operations relating to this note for the year months ended September 30, 2010 and 2009 amounted to $4,292 and $5,875, respectively.

For the year ended September 30, 2010 and 2009, the Company charged $31,972 and $35,666, respectively, to equity on the amortization of the discount.

During the year ended September 30, 2009 Activate advanced the Company an additional net amount of $795,397. During the year ended September 30, 2010, the Company repaid $504,000 on these advances. The advances bear interest at a rate of 8% and the outstanding balance is fully due and payable on demand.  Interest accruing on the advances and charged to operations during the year ended September 30, 2010 and 2009 amounted to $30,511 and $23,638, respectively.  The balance of the outstanding advances and related accrued interest at June 28, 2010 amounted to $345,567 was converted into a new convertible promissory note as discussed below.

In June 2009, Activate purchased a $250,000 promissory note from a debtor of the Company and assumed all of his rights and interest in the note.  The note bears interest at an annual rate of 10%. Interest accruing on this note and charged to operations during the year ended September 30, 2010 and 2009 amounted to $19,822 and $9,965, respectively. The balance of the Note at June 28, 2010 including accrued interest totaling to $279,787 was incorporated into a new promissory note as discussed below.

As indicated above, on June 28, 2010, the Company issued Activate a new convertible promissory note totaling $633,651, which accrues interest at an annual rate of 1%. The principal balance owed is convertible into shares of the Company’s common stock at a price of $0.37 per share.  Activate has the right to convert at anytime up to June 27, 2011, the maturity date of the note.  Any remaining principal and unpaid accrued interest is fully due and payable on the maturity date. During the year ended September 30, 2010, $2,785 was repaid to the Activate on this note. Interest charged to operations relating to this note for the year ended September 30, 2010 amounted to $1,631.

The Company valued the conversion feature of the note at $633,651 using the Black Scholes Option Model and was recorded as a discount against the note’s outstanding balance. The discount is amortized to equity over the life of the debt using the effective interest method.  For the year ended September 30, 2010, the Company charged $162,408 to equity on the amortization of the discount.

Other Related Party Loans

A Company director advanced funds $199,500 to the Company. The balance of the advances began accruing interest in December 2008 at an annual rate of 8%. Interest accrued and charged to operations during the year ended September 30, 2010 and 2009 amounted to $11,893 and $13,118, respectively. The total balance owed as of June 28, 2010 including accrued interest of $224,511 was cancelled in exchange for the issuance of 606,768 shares of the Company’s common stock. The shares were valued at $916,219 based upon the trading price of the shares on the date of cancellation. The Company recognized a loss on the transaction of $691,708, which is the difference between the amount due and the market value of the shares issued.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

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

The Company made principal repayments of $200,000 during the year ended September 30, 2009 and paid loan fees totaling $75,000 that were charged to operations during that period.  On March 29, 2010, the Company made a payment including principal and accrued interest totaling of $431,000.  The Company paid the remaining balance due of $400,000 on May 12, 2010. Interest charged to operations during the year ended September 30, 2010 and 2009 amounted $27,222 and $100,222, respectively.  In complete settlement and release of this obligation, on September 30, 2010, the Company issued the note holder 1,000,000 shares of its common stock. The shares were valued at the respective market value of $850,000, which was charged to operations and included in loss on settlement of indebtedness.

An unrelated third party advanced a total of $134,500 to the Company. Interest accrued and charged to operations during the year ended September 30, 2010 and 2009 amounted to $8,018 and $6,014, respectively. The total balance owed as of June 28, 2010 including accrued interest of $148,532 was cancelled in exchange for the issuance of 399,356 shares of the Company’s common stock. The shares were valued at $603,027 based upon the trading price of the shares on the date of cancellation. The Company recognized a loss on the transaction of $454,495, which is the difference between the amount due and the market value of the shares issued.

An unrelated third party advanced a total of $50,085 to the Company. Interest accrued and charged to operations during the year ended September 30, 2010 and 2009 amounted to $3,886 and $0. The total balance owed as of June 28, 2010 including accrued interest of $53,971 was cancelled in exchange for the issuance of 145,344 shares of the Company’s common stock. The shares were valued at $219,469 based upon the trading price of the shares on the date of cancellation. The Company recognized a loss on the transaction of $165,498, which is the difference between the amount due and the market value of the shares issued.

An unrelated third party advanced a total of $150,000 to the Company. Interest accrued and charged to operations during the year ended September 30, 2010 and 2009 amounted to $8,942 and $10,389. The total balance owed as of June 28, 2010 including accrued interest of $169,331 was cancelled in exchange for the issuance of 456,053 shares of the Company’s common stock. The shares were valued at $688,640 based upon the trading price of the shares on the date of cancellation. The Company recognized a loss on the transaction of $519,309, which is the difference between the amount due and the market value of the shares issued.

12. Other Related Party Transactions

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

As discussed in Note 16, the Company leases certain computer and other assets from Soapbox Mobile, Inc. The Company’s President is a majority shareholder of Soapbox Mobile, Inc.

13. Fair Value

The Company’s financial instruments consist principally of notes payable, convertible debentures and a derivative warrant liability.   Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of notes payable

SINGLE TOUCH SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2010:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Obligation on patent
acquisitions	-	$316,865	-	$316,865
Convertible debentures -
Related parties	-	$197,280	-	$197,280

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

Under the service agreement, the Company provides the application for the first four months at no cost, but is entitled to reimbursement for any direct pass through third party costs paid by the Company relating to the use of the licensed technology and related service. Thereafter the Company nets $.175 per transaction on the delivery of any mobile content to the third Party payer through the utilization of the application for a period of up to three years. As the $2,000,000 advance is not refundable, the Company is amortizing it into revenue evenly over the remaining 29 months of the license agreement pursuant to SFAS No. 50 (ASC Topic 928-10). Therefore on a monthly basis, the Company is reporting revenue relating to this license agreement the greater of the transaction fee earned or $68,966 ($2,000,000/29 months). In addition, during the first four months of the contract, the Company received the revenue generated under the service agreement as a contingency against future costs associated with the first four months of the agreement. The amount received during the four months totaled $488,952. The Company is also amortizing it into revenue on the straight-line basis pursuant to SFAS No. 50 (ASC Topic 928-10). Revenue recognized during the year ended September 30, 2010 and 2009 under this agreement amounted to $0 and $249,329, respectively.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

15. Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the year ended September 30, 2010, the Company issued a total of 59,234,475 shares of its common stock of which 24,419,927 shares were issued for $11,611,005 in cash, 150,000 shares were issued to a director of the Company for cash of $1,000 and a $500 subscription receivable, 612,500 shares were issued to professional and consultants in exchange for the cancellation of $373,304 due them for past services, 3,026,891 shares were issued in cancellation of notes payable and accrued interest totaling $1,121,513, 29,911,959 shares were issued on the conversion of debt due the Company’s president and his wholly owned company totaling $2,392,957 and 113,198 shares were issued to an advisor in a cashless exercise of 125.,000 warrants ,and 1,000,000 shares were issued to a note holder under the terms of a settlement and release agreement. The 612,500 shares issued to professional and consultants were valued at the trading price of the shares on their respective date of issuance and the Company recognized a loss on the issuances totaling $57,975 during year. The 1,607,520 shares issued in cancellation of notes payable and accrued interest were valued at the trading price of the shares on their respective date of issuance and the Company recognized a loss on the issuances totaling $1,831,011 during year. The 1,000,000 shares issued under the settlement agreement were valued at the trading price of the shares on their respective date of issuance and the Company recognized a loss on the issuances totaling $850,000 during year.

During the year ended September 30, 2009, the Company issued a total of 4,936,877 shares of its common stock of which 648,810 shares were issued for $550,000 in cash, 3,666,667 shares in consideration for receiving patents and other intellectual properties (see Note 6), 90,000 shares through exercises of 90,000 warrants, and 531,400 shares of its common stock in consideration for the cancellation of $504,829 of convertible debt. The Company received $1,050 through the issuance of the 90,000 common shares in connection with the exercise of the warrants.

Warrants

In connection with the above-indicated Company’s private offering of 24,419,927 shares of its common stock during the year ended September 30, 2010, the Company issued warrants to purchase 7,367,145 shares of the Company’s common stock at exercise prices ranging from $0.75 to $1.50 per share that expire in various dates commencing in November 2011 through July 2013. In connection with certain private placements, the Company granted warrants to purchase a total of 1,325,342 shares of the Company’s common stock at a price of $1 per share. As discussed in Note 9, the Company received $500,000 in March 2010 in consideration for issuing a convertible note and warrants to purchase 1,000,000 shares of the Company’s common stock at $0.75 per share. Such warrants expire on March 12, 2012.

On October 30, 2008, the Company entered into a Non-exclusive Special Advisory Services Agreement with Peltz Capital Management, LLC, a Delaware limited liability company (“Peltz”). The Agreement ended on October 31, 2009. In consideration for the services rendered, the Company granted Peltz a warrant pursuant to the Warrant and a Registration Rights Agreement (“Warrant Agreement”) for the purchase of the greater of Five Million Nine Hundred Fifty Two Thousand Three Hundred Sixty Two (5,952,362) shares of common stock of the Company or 5.2% of the total outstanding common stock of the Company, computed on a fully dilutive basis. Initially, the warrant exercise price was $2.10 per share and expires five years from the date of grant. The Warrant Agreement contains various penalty and non-dilution clauses which if triggered could reduce the exercise price of the warrants and/or require the company to issue additional warrants. The Warrant Agreement contains cashless exercise provisions and the Registration Rights Agreement provides some contingent registration rights as described in the agreement. As of September 30, 2009, the number of common shares to be issued under the Warrant Agreement totaled 11,000,000 with an adjusted exercise price of $0.80 per share.

The initial 5,952,362 warrants were valued at $13,831,503 using the Black-Sholes Option Model based upon an expected life of 5 years, risk free interest rate of 2.84%, and expected volatility of 94%. At the date of grant, the Company’s common stock had a trading price of $3.00 per share. The Company charged the $13,831,503 to operations as compensation expense over the initial twelve months of the agreement. Consulting expense charged to operations during the year ended September 30, 2010 and 2009 totaled $1,152,626 and $12,678,878, respectively.

The Company has accounted for the terms of the Warrant Agreement pursuant to ASC Topic 815-40 “Contracts in Entity’s Own Equity” and initially recorded the $13,831,503 as a derivative liability. As September 30, 2009, the Company valued the  liability at $4,712,400 using the Black-Sholes Option Model based upon an expected life of 4.09 years, risk free interest rate of 2.31%, expected volatility of approximately 133%, and a per share market price of the Company’s underlying stock of $0.54. The $9,119,103 decrease in the derivative liability was credited to operations in the year ended September 30, 2009.

During the year ended September 30, 2010, the Company issued 113,198 shares of its common stock to Peltz through a cashless exercise of 125,000 warrants. On September 29, 2010, the terms of the Warrant Agreement were modified. Under the terms of the modified agreement, the conversion price was reduced to $0.08 per share and the Company paid Peltz $450,000 and is required to reimburse Peltz $30,000 for legal fees it incurred in modification agreement. The Company accrued the $30,000 as of September 30, 2010 and the obligation is included in accrued expenses. The modified terms require the Company to file a registration statement with the Securities Exchange Commission registering 3,875,000 shares. Once the registration statement becomes effective, 7,000,000 of the remaining 10,875,000 warrants will be assigned back to the Company. The Registration statement is to be effective no

SINGLE TOUCH SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

later than March 23, 2011. The modified terms also include significant penalties if the registration ceases to remain effective until all 3,875,000 shares are sold or if the Company or its officers impact Peltz’ ability to exercise and sell the 3,875,000 shares.  Due to the modified terms of the warrant, the Company no longer considers the warrant to be a derivative instrument and the liability at September 29, 2010 of $8,658,675 was reclassed as permanent equity to additional paid-in capital.

In February 2009, warrants for 10,000 shares of the Company’s common stock were exercised at a total purchase price of $150.

In June 2009, the Company granted warrants in connection with the purchase of intellectual property to purchase 1,833,334 shares of common stock at purchase price $2.30 per share. The warrants expire on June 2, 2011. The Company valued the warrants at $887,517 using the Black-Sholes Option Model based upon an expected life of 2 years, risk free interest rate of 0.96%, expected volatility of approximately 101%, and a per share market price of the Company’s underlying stock of $1.25. The $887,517 was included in the cost of the property acquired (See Note 6).

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
8,675,000

The 6,000,000 options that vest on July 28, 2008 were granted to the Company’s president. These 8,675,000 options were valued at $544,790 using the Black-Sholes Option Model based upon an expected life of 3 years, risk free interest rate of 2.90%, and expected volatility of 94%. At the date of grant, the Company’s common stock had a market value of $.25 per share. The Company is charged the $544,790 to operations as compensation expense based upon the vesting of the respective options. For the year ended September 30, 2010 and 2009, compensation charged to operations totaled $85,094 and $86,094, respectively.

A summary of outstanding stock warrants and options is as follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding – September 30, 2008	25,051,000	$1.20
Granted	12,833,334	$1.01
Exercised	(90,000)	$(.01)
Cancelled	-	$-
Outstanding – September 30, 2009	37,794,334	$1.08
Granted	9,692,487	$.93
Exercised	(275,000)	$(.04)
Cancelled	-	$-
Outstanding – September 30, 2010	47,211,821	$1.04

All of the 47,211,821 options and warrants are currently exercisable.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009

16. Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California under an agreement that expires on July 31, 2010. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses. Rent expense for the year ended September 30 2010 and 2009 was $101,472 and $108,135, respectively.

The Company leases from Soapbox Mobile, Inc. the use of servers, certain other equipment, fixtures and furniture, an analytic platform and other software, and certain service accounts to us from February 2008 through June 2010 at a monthly rate of $4,000 and has been providing them to us since July 1, 2010 at a monthly rate of $7,500. Rent expense for the year ended September 30 2010 and 2009 was $58,500 and $48.000, respectively. During the three months ended September 30, 2010, the Company prepaid $45,000 towards the lease. The $45,000 is included in prepaid expense on the Company’s balance sheet. The Company’s President is a majority shareholder of Soapbox Mobile, Inc.

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

17. Subsequent Events

On November 1, 2010, the Company issued Peltz 91,753 shares of its common stock through a cashless exercise of 100,000 warrants.

On November 11, 2010, the Company issued Peltz 92,000 shares of its common stock through a cashless exercise of 100,000 warrants.

On December 2, 2010, the Company issued Peltz 182,222 shares of its common stock through a cashless exercise of 200,000 warrants.

On December 9, 2010, the Company issued 3,000,000 shares of its common stock to its President. The shares cannot be sold or transferred for a period of eighteen months from date of issuance.

In December 2010 our Board of Directors adopted the 2010 Stock Option Plan (“2010 Plan”) to provide common stock option grants to selected employees, non-employee directors, consultants and advisors.  The total number of shares subject to the 2010 Plan is 15,000,000. The 2010 Plan is administered by our Board of Directors; pursuant to the 2010 Plan the Board granted 9,655,000 options to employees at an exercise price of $0.90 per share expiring three years from the date of the grant.

On December 9, 2010, the Company issued 723,684 shares of its common stock to Ted Cooper as a consideration for a mutual general release of claims.