Form 10-Q
period 2010-12-31
SINGLE TOUCH SYSTEMS INC
filed 2011-02-10
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number:  000-53744

Single Touch Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	13-4122844
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2235 Encinitas Blvd., Suite 210
Encinitas, California 92024
(Address of principal executive offices)

(760) 438-0100
(Registrants telephone number, including area code)

_____________________________________________________________
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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☒ No

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2010:     127,766,551 shares of common stock

Single Touch Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements December 31, 2010

SINGLE TOUCH SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,256,540	$4,040,169
Accounts receivable - trade	685,739	514,327
Accounts receivable - related party	38,652	36,762
Prepaid expenses - other	181,913	212,034

Total current assets	4,162,844	4,803,292

Property and equipment, net	272,692	203,091

Other assets
Capitalized software development costs, net	389,079	305,710
Intangible assets:
Patents, net	750,568	779,846
Patent applications cost	489,796	428,729
Deposits and other assets	16,486	15,282

Total other assets	1,645,929	1,529,567

Total assets	$6,081,465	$6,535,950

Liabilities and stockholders'equity
Current liabilities
Accounts payable and accrued expenses	$592,280	$461,364
Accrued compensation	88,355	77,950
Accrued compensation - related party	17,187	-
Current obligation on patent acquisitions	175,000	175,000
Convertible debentures - related parties, including accrued interest, net of discounts	411,201	197,280

Total current liabilities	1,284,023	911,594

Long-term liabilities
Obligation on patent acquisitions	153,117	141,865

Total liabilities	1,437,140	1,053,459

Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
Issued and outstanding:
127,766,551 shares issued and outstanding as of December 31, 2010 and
123,676,892 shares issued and outstanding as of September 30, 2010	127,767	123,677
Additional paid-in capital	122,825,483	118,768,416
Accumulated deficit	(118,308,425)	(113,409,102)
Common stock subscriptions receivable	(500)	(500)

Total stockholders' equity	4,644,325	5,482,491

Total liabilities and stockholders' equity	$6,081,465	$6,535,950

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenue
Wireless applications	$1,011,738	$26,902

Operating Expenses
Royalties and application costs	506,455	150,168
Research and development	23,339	10,554
Stock based compensation - non employees	-	1,152,625
Advisory and consulting services	181,000	45,400
Professional fees	226,716	82,935
Salaries and wages	1,209,003	159,860
Officers' compensation	2,785,395	68,750
Travel expenses	45,044	25,293
Rent expense	29,703	27,674
Depreciation and amortization	137,287	117,854
General and administrative	101,382	46,645
Total operating expenses	5,245,324	1,887,758

Loss from operations	(4,233,586)	(1,860,856)

Other Income (Expenses)
Changes in fair value of derivative and warrant liability	-	(798,600)
Loss on settlement of indebtedness	(651,315)	(16,830)
Interest expense	(13,622)	(77,604)

Net (loss) before income taxes	(4,898,523)	(2,753,890)

Provision for income taxes	(800)	(800)

Net income (loss)	$(4,899,323)	$(2,754,690)

Basic and diluted loss per share	$(0.04)	$(0.04)

Weighted average shares outstanding	124,734,617	65,808,395

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2010	2009
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(4,899,323)	$(2,754,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	22,250	24,705
Amortization expense - software development costs	56,759	89,221
Amortization expense - patents	29,278	3,928
Loss on settlement of indebtedness	651,315	16,830
Stock based compensation	3,603,708	-
(Increase) decrease in assets
(Increase) decrease in accounts receivable	(173,302)	10,703
(Increase) decrease in employee receivables	-	1,153,821
(Increase) decrease in prepaid expenses	30,121	-
(Increase) decrease in deposits and other assets	(1,204)	-
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	161,459	(68,593)
Increase (decrease) in payroll taxes payable	-	302,496
Increase (decrease) in accrued compensation	-	(364,857)
Increase (decrease) in accrued compensation due related party	-	74,942
Increase (decrease) in accrued expenses	(2,952)	9,343
Increase (decrease) in accrued interest	2,370	12,166
Increase (decrease) in patent obligations	11,252	-
Increase (decrease) in derivative liability	-	798,600

Net cash used in operating activities	(508,269)	(691,385)

Cash Flows from Investing Activities
Purchase of property and equipment	(91,850)	-
Purchase of patent and patent applications	(61,067)	(243,629)
Capitalized software development costs	(140,128)	(137,538)

Net cash used in investing activities	$(293,045)	$(381,167)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$-	$875,000
Proceeds received from related parties	17,685	-
Repayments on related party advances	-	(30,000)

Net cash provided by financing activities	17,685	845,000

Net increase (decrease) in cash	(783,629)	(227,552)

Beginning balance - cash	4,040,169	259,558

Ending balance - cash	$3,256,540	$32,006

Supplemental Information:
Interest expense paid	$-	$65,370
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-cash investing and financing activities:

For the three months ended December 31, 2010

During the three months ended December 31, 2010, the Company issued 365,975 shares of its common stock through the cashless exercise of 400,000 warrants.

During the three months ended December 31, 2010, the Company issued 723,684 shares of its common stock through a settlement with a former Note holder as to the number of shares he was entitled to in the original conversion of his note. The Company recognized a loss of $651,315 on the issuance of the 723,684 shares.

During the three months ended December 31, 2010, the Company issued 3,000,000 shares of its common stock to its President as compensation. The shares were valued at $2,700,000 and charged to operations and is included in officer's compensation..

During the three months ended December 31, 2010, the Company charged $193,866 to equity relating to the amortization of discounts on related party convertible debt (See Note 9).

In December 2010, the Company granted its employees options to purchase 9,655,000 shares of its common stock at  $$0.90 per share. The options were granted pursuant to the Company’s 2010 Stock Plan. The options expire 3 years from date of grant.

For the three months ended December 31, 2009

During the three months ended December 31, 2009, the Company issued 80,000 shares in cancellation of legal and accounting fees due totaling $32,000. The shares were valued at their respective market value on date of issuance and the Company recognized a loss on the settlement of debt in the amount of $16,830.

During the three months ended December 31, 2009, the Company charged $305,278 to equity relating to the amortization of discounts on related party convertible debt (See Note 9).

The accompanying notes are an integral part of these financial statements

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2010, and the results of its operations and cash flows for the three months ended December 31, 2010 and 2009. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 filed with the Commission on December 29, 2010.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

2.     Summary of Significant Accounting Policies

Reclassification

Certain reclassifications have been made to conform the  2010 amounts to  2011 classifications for comparative purposes.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Single Touch Systems Inc. and its wholly owned subsidiaries, Single Touch Interactive, Inc, and HSN, Inc. (an inactive company formed in New Jersey on August 21, 2001). Intercompany transactions and balances have been eliminated in consolidation.

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
December 31, 2010
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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2010, the Company’s provision for bad debt amounted to $13,463.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  At December 31, 2010, the Company determined that none of its long-term assets were impaired.

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

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
 (Unaudited)

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

Stock Based Compensation

The Company accounts for stock-based compensation under ACS Topic 505-50, formerly SFAS No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.”  These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three months ended December 31, 2010, the Company recognized stock based compensation expense of $3,603,708 of which $2,700,000 pertains to the value assigned to 3,000,000 common shares issued to the Company’s president and $903,708 pertains to the value assigned to the 9,655,000 options granted to its employees.

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2010 that have been excluded from the computation of diluted net loss per share include 39,336,820 warrants, 18,330,000 options, and $789,182 of debt convertible into 2,132,924 shares of the Company’s common stock.  Potential common shares as of December 31, 2009 that have been excluded from the computation of diluted net loss per share include 32,369,334 warrants, 8,675,000 options, and $2,417,432 of debt convertible into 30,217,902 shares of the Company’s common stock.

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

During the three months ended December 31, 2010, significantly all of the Company’s revenue was generated from contracts with one customer. During the three months ended December 31, 2009, significantly all of the Company’s revenue was generated from contracts with seven customers.

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
December 31, 2010
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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06,  Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends FASB ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications under this ASU are effective over a period of two fiscal years, for interim and annual reporting periods beginning after December 15, 2009 and after December 15, 2010. The first adoption date updates under ASU No. 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements. The adoption of the second date of updates is not expected to have a material impact on the Company’s condensed consolidated financial statements.

3.     Accounts Receivable

Fees earned but not paid as of December 31, 2010, net of any revenue sharing, amounted to $724,391. Of this amount $38,651 is due from Activate, Inc., a related party.

4.     Property and Equipment

The following is a summary of property and equipment at December 31, 2010:

Computer hardware	$662,890
Equipment	46,731
Office furniture	37,194
746,815
Less: accumulated depreciation	(474,123)
$272,692

Depreciation expense for the three months ended December 31, 2010 and 2009 was $22,250 and $24,705, respectively.

5.     Capitalized Software Development Costs

The following is a summary of capitalized software development costs at December 31, 2010:

Beginning balance	$305,710
Additions	140,128
Amortization	(56,759)
Charge-offs	-
Ending balance	$389,079

Amortization expense for the three months ended December 31, 2010 and 2009 was $56,759 and $89,221, respectively.

Amortization expense for the remaining estimated lives of these costs are as follows:

Year ending June 30,
2011	$303,062
2012	86,017
$389,079

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
 (Unaudited)

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

On March 15, 2010, the Company purchased six patents and three patent applications from an unrelated third party for $900,000 of which $550,000 was paid on the execution of the purchase agreement. $175,000 is due on or before March 15, 2011 and the final installment of $175,000 is due on or before March 15, 2012. As the agreement did not provide for any stated interest on the payments, the Company was required to impute interest on the payment stream The Company present valued the payments at $831,394 using an effective interest rate of 15% in its computation .Of the $831,394, $706,685 was allocated to the purchased patents and $124,709 was allocated to the patent applications. The patents are being amortized over 7 years. The value assigned to the patent applications is not being amortized. Upon the issuance of a patent, its respective cost will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations.  The Company granted the Seller a license to utilize all acquired patents over their respective lives on a world-wide basis for no consideration. In addition, the Company is required to reserve for the Seller ten abbreviated dialing codes for a five year period. Amortization charged to operations for the three months ended December 31, 2010 and 2009 were $29,278 and $3,928, respectively, A summary of patent costs subject to amortization at December 31, 2010 is as follows:

Patent costs	$856,857
Less accumulated amortization	(106,289)
$750,568

A schedule of amortization expense over the estimated life of the patents is as follows:

Period Ending June 30,
2011	$122,904
2012	122,904
2013	122,904
2014	122,904
2015	122,904
Thereafter	136,048
$750,568

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
 (Unaudited)

7.     Income Taxes

As of December 31, 2010, for income tax purposes, the Company has unused operating loss carryforwards of approximately $24,600,000, which may provide future federal tax benefits of approximately $8,364,000 which expire in various years through 2030 and future state benefits of approximately $2,175,000 which expire in various years through 2021.

An allowance of $ $10,539,000 has been provided to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize. Timing differences between expenses deducted for income tax and deducted for financial reporting purposes are insignificant and have no material impact to the differences in the reporting of income taxes.

The provisions for income tax expense for the three months ended December 31, 2010 and 2009 are as follows:

	2010	2009
Current
Federal	$-	$-
State	800	800
Total income tax expense	$800	$800

8.     Obligation on Patent Acquisitions

As discussed in Note 6, the Company acquired six patents and three patent applications for a payments totaling $900,000 of which $550,000 was paid. The remaining $350,000 is payable in two annual installments of $175,000 each. The patents have been pledged as collateral against the remaining balance due. As the agreement did not provided for any stated interest on the remaining two payments, the Company imputed interest at an annual rate of 15% and present valued the remaining payments to $281,394. Interest accrued and charged to operations for the three months ended December 30, 2010 and 2009 totaled $11,252 and $0, respectively. Following is the maturities of the long-term portion of the obligation:

March 31, 2012	$175,000
Less imputed interest	(21,883)
$153,117

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

The Company accounted for the modification of the debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and APB Opinion 26 (ASC Topic 470-50), and recognized a gain on the modification of $2,319,512 that was charged to equity.  The convertible debt was recorded net of a discount that includes a beneficial conversion feature (“BCF”) amounting to $2,319,512. The discount is amortized to equity over the life of the debt using the effective interest method. Interest charged to operations relating to this note for the three months ended December 31, 2009 amounted to $20,401. For the three months ended December 31, 2009, the Company charged $295,908  to equity on the amortization of the discount.

On June 28, 2010, the Company issued its President a new convertible promissory note totaling $155,531, which consisted of the remaining accrued interest due him on the above indicated converted note totaling $31,950 and accrued compensation due him  (net of payroll taxes) totaling $123,581.  The new note accrues interest at an annual rate of 1% and the principal balance owed is convertible into shares of the Company’s common stock at a price of $0.37 per share. The President has the right to convert at anytime up to June 27, 2011, the maturity date of the note. Any remaining principal and unpaid accrued interest is fully due and payable on the maturity date. Interest charged to operations relating to this note for the three months ended December 31, 2010 amounted to $773.

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
 (Unaudited)

The Company valued the conversion feature of the note at $155,531 using the Black-Scholes Option Model and was recorded as a discount against the note’s outstanding balance. The discount is amortized to equity over the life of the debt using the effective interest method.  For the three months ended December 31, 2010, the Company charged $35,249 to equity on the amortization of the discount.

A summary of the balance due the Company’s president as of December 31, 2010 is as follows:

Principal balance due	$155,531
Accrued interest	781
Less: discount	(69,366)
$86,946

Note Payable - Activate, Inc.

Activate, Inc. (“Activate”), a corporation wholly owned by the Company’s President, has advanced the Company $50,000. Under the originally terms of the loan, the advance was assessed interest at an annual rate of 8% and was fully due and payable with accrued interest in December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due to Activate on that date, including accrued interest, totaling $73,445 was evidenced by a convertible promissory note bearing interest at an annual rate of 8%. Interest was payable monthly and the principal outstanding balance was payable on or before July 15, 2010. Any portion of the outstanding principal loan balance is convertible into shares of the Company’s common stock at a price of $0.08 per share.  On June 28, 2010, Activate converted the principal balance due it of $73,445 into 918,063 shares of the Company’s common stock. Interest charged to operations relating to this note for the three months ended December 31, 2009 amounted to $1,411.

The Company accounted for the modification of the debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and APB Opinion 26 (ASC Topic 470-50), and recognized a gain on the modification of $73,445 that was charged to equity.  The convertible debt was recorded net of a discount that includes BCF amounting to $73,445. The discount is amortized to equity over the life of the debt using the effective interest method. For the three months ended December 31, 2009, the Company charged $9,370 to equity on the amortization of the discount.

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

As indicated above, on June 28, 2010, the Company issued Activate a new convertible promissory note totaling $633,651, which accrues interest at an annual rate of 1%. The principal balance owed is convertible into shares of the Company’s common stock at a price of $0.37 per share.  Activate has the right to convert at anytime up to June 27, 2011, the maturity date of the note.  Any remaining principal and unpaid accrued interest is fully due and payable on the maturity date. Interest charged to operations relating to this note for the three months ended December 31, 2010 amounted to $1,597.

The Company valued the conversion feature of the note at $633,651 using the Black Scholes Option Model and was recorded as a discount against the note’s outstanding balance. The discount is amortized to equity over the life of the debt using the effective interest method.  For the three months ended December 31, 2010, the Company charged $158,617 to equity on the amortization of the discount.

A summary of the balance due to Activate as of December 31, 2010 is as follows:

Principal balance due	$633,651
Accrued interest	3,229
Less: discount	(312,625)
$324,255

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
 (Unaudited)

Other Related Party Loans

A Company director advanced funds totaling $199,500 to the Company. The balance of the advances began accruing interest in December 2008 at an annual rate of 8%. Interest accrued and charged to operations during the year ended September 30, 2010 and 2009 amounted to $11,893 and $13,118, respectively. The total balance owed as of June 28, 2010 including accrued interest of $224,511 was cancelled in exchange for the issuance of 606,768 shares of the Company’s common stock. Interest charged to operations during the three months ended December 31, 2009 amounted to $7,745.

10.   Notes Payable - Other

On December 5, 2008, the Company entered into a Loan and Security Agreement with a third party for a total loan of $1,000,000. Proceeds from the loan were net of loan fees incurred by lender. The loan bears interest at an annual rate of 10% per annum and accrued interest is payable 90 days after the loan proceeds are received. All related party debt is subordinate to this loan. The loan has been guaranteed by the Company’s President, and is secured by the Company’s assets.   The loan and accrued interest was fully paid during the year ended September 30, 2010. Accrued interest charged to operations for the three months ended December 31, 2009 amounted to $43,556.

An unrelated third party advanced a total of $134,500 to the Company. The total balance owed as of June 28, 2010 including accrued interest of $148,532 was cancelled in exchange for the issuance of 399,356 shares of the Company’s common stock. Interest accrued and charged to operations during the three months ended September 30, 2009 amounted to $2,712.

An unrelated third party advanced a total of $50,085 to the Company. The total balance owed as of June 28, 2010 including accrued interest of $53,971 was cancelled in exchange for the issuance of 145,344 shares of the Company’s common stock. Interest accrued and charged to operations during the three months ended September 30, 2009 amounted to $1,010.

An unrelated third party advanced a total of $150,000 to the Company. The total balance owed as of June 28, 2010 including accrued interest of $169,331 was cancelled in exchange for the issuance of 456,053 shares of the Company’s common stock. Interest accrued and charged to operations during the three months ended September 30, 2009 amounted to $3,024.

11.   Related Party Transactions

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

The Company leases from Soapbox Mobile, Inc. the use of servers, certain other equipment, fixtures and furniture, an analytic platform and other software, and certain service accounts to us from February 2008 through June 2010 at a monthly rate of $4,000 and has been providing them to us since July 1, 2010 at a monthly rate of $7,500. The Company’s President is a majority shareholder of Soapbox Mobile, Inc. Rent expense pertaining to this lease for the three months ended September 30 2010 and 2009 was $22,500 and $12.000, respectively.

On December 14, 2009, the Company's president assigned all of his rights in a patent and various patent applications for a total of $244,840, which represented the total legal fees he incurred relating to the property transferred.

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
 (Unaudited)

12.   Fair Value

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2010:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Obligation
on patent acquisitions	-	$328,117	-	$328,117
Convertible debentures -
Related parties	-	$411,201	-	$411,201

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
 (Unaudited)

13.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the three months ended December 31, 2010,  the Company issued 4,089,659 of its common stock of which 365,975 shares were issued in the cashless exercises of 400,000 warrants, 3,000,000 shares were issued to the Company’s president as compensation valued at $2,700.000 that was charged to operations and included in officers’ compensation, and  issued 723,684 shares of its common through a settlement with a former note holder as to the number of shares he was entitled to in the original conversion of his note. The Company recognized a loss of $651,315 on the issuance of the 723,684 shares

During the three months ended December 31, 2009, the Company issued 3,330,000 shares of its common stock of which 3,250,000 shares were issued for $875,000 in cash, 50,000 shares were issued to the Company’s legal counsel in exchange for the cancellation of $20,000 due him for past services, and 30,000 shares were issued to the Company’s outside accountant in exchange for canceling $12,000 due him for past services.

Warrants

As indicated, the Company issued 365,975 shares of its common stock in the cashless exercises of 400,000 warrants.

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
8,675,000

The 6,000,000 options that vest on July 28, 2008 were granted to the Company’s president. These 8,675,000 options were valued at $544,790 using the Black-Sholes Option Model based upon an expected life of 3 years, risk free interest rate of 2.90%, and expected volatility of 94%. At the date of grant, the Company’s common stock had a trading price of $.25 per share. The Company is charging the $544,790 to operations as compensation expense based upon the vesting of the respective options. The Company did not recognize any compensation expense during the three months ended December 31, 2010 or 2009 relating to these options.

In December 2010 our Board of Directors adopted the 2010 Stock Option Plan (“2010 Plan”) to provide common stock option grants to selected employees, non-employee directors, consultants and advisors.  The total number of shares subject to the 2010 Plan is 15,000,000. The 2010 Plan is administered by our Board of Directors; pursuant to the 2010 Plan the Board granted 9,655,000 options to employees at an exercise price of $0.90 per share expiring three years from the date of the grant. The 9,655,000 options were valued at $903,708 under the Black-Scholes Option Model using a trading price of $0.90 per share, risk free interest rate of 1.99% and volatility of 137%.

A summary of outstanding stock warrants and options is as follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding – September 30, 2010	47,411,820	$.96
Granted	9,655,000	$.90
Exercised	(400,000)	$(.08)
Cancelled	-	$-
Outstanding – December 31, 2010	56,666,820	$.95

All of the 56,666,820 options and warrants granted are fully exercisable at December 31, 2010.

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
 (Unaudited)

14.   Commitments and Contingency

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

15.   Subsequent Events

None.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended September 30, 2010.

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

Single Touch Systems, Inc.

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

Goodwill and intangible assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of ASC 350, Intangibles, Goodwill and Other Assets . The Company is required to review goodwill at least annually for impairment or, more frequently if events and circumstances indicate goodwill might be impaired. The Company performs its annual review at the end of each fiscal year. The Company is required to recognize an impairment loss to the extent that its goodwill carrying amount exceeds fair value. Evaluating any impairment to goodwill involves significant management estimates.

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

Single Touch Systems, Inc.

Overview

Single Touch Systems, Inc. is a provider of customized easy-to-use wireless solutions.  Our patented and patent pending technology simplifies adoption by reaching new data subscribers and generating new revenue streams for carriers, consumer brand companies and retailers.

We have developed and are deploying our scalable messaging and voice based enterprise level solutions.  Our technology enables the delivery of mission-critical messaging across multiple communication channels.  With gateways that connect directly into the infrastructure of all key mobile-network operators, we guarantee delivery and receipt of massive quantities of messages in real time, to and from any application or platform.

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

Currently, over 90% of our revenues are paid to us through AT&T Services, Inc., and currently the bulk of that revenue comes from notifications sent on behalf of Walmart.  We have seen continuing development of revenue beginning in the second quarter of our 2010 fiscal year and continuing throughout our first quarter of 2011 from our Walmart related programs we have developed with Walmart and AT&T over the past two years; as these programs and related services continue the rollout nationwide we anticipate this continuing increase of activity will cause our AT&T revenues to grow. We have also noted a pattern of increasing messaging activity over time from locations who have implemented our programs, as locations and users get familiar with the available services offered.

Specifically, we have seen revenue for the three month period ending December 31, 2010 increase to $1,011,738 which far overshadows nominal revenues of $26,902 for the comparable period in 2009 and exceeds the entire year revenue for wireless applications of 792,564 for the prior fiscal year ended September 30, 2010.

In addition to the current programs, we have received approval to deploy advertisements with our notification messaging programs and are working towards implementation.  This development is significant in that our per message revenue increases significantly for each notification that includes an advertisement.  This additional revenue element subject to deployment is applicable to existing messaging.  Therefore, advertising deployment would benefit from existing traffic and continuing increases in notification messaging volume.  We see this as an important next step towards our roadmap of creating consumer and brand awareness and confidence on how to utilize our mobile media platform accessing mobile notifications, advertisements, coupons and commerce transactions all from the mobile phone.

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

Our operating history makes predictions of future operating results difficult to ascertain. Our revenue development is recent and concentrated with a single customer. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of development. Such risks include, but are not limited to, an evolving business model and the management of growth.  To address these risks we must, among other things, diversify our customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Single Touch Systems, Inc.

Results of Operations

Results of Operations for the Three-Months Ended December 31, 2010 and December 31, 2009

The Company reports a net loss of $4,899,323 for the three-months ended December 31, 2010 versus a net loss of $2,754,690 for the three-month period ending December 31, 2009.

The net loss for the three-month period ended December 31, 2010 includes Royalties and Application costs of $506,455; Salary and Wages of $3,994,398which includes stock based compensation of $3,603,708; and depreciation and amortization expense of $137,287. Revenues for the period were $1,011,738 up 92% from the fourth Quarter of 2010. The majority of our income in 2010 was through our contract with AT&T Services, Inc., and currently the bulk of that revenue comes from notifications sent on behalf of Walmart.

The net loss for the three-month period ended December 31, 2009 includes stock based compensation to non-employees of $1,152,625; changes in fair value of derivative and warrant liability expense of $798,600; and salary and wages totaling $228,610. Revenues for the period were $26,902.

Our largest expense during the three months ended December 31, 2010 and 2009 was the previously indicated stock based compensation of $3,603,708 and $1,152,625. During the three months ended December 31, 2010, the Company issued 3,000,000 shares of its common stock to its President and granted its employees options to purchase 9,655,000 shares of its common stock at $0.90 per share. The Company valued the issued shares at $2,700,000 and the option grants at $903,708. Stock based compensation in 2010 amounted to approximately 74% of the total operating expenses in 2010. The stock based compensation in the same period in 2009 of $1,152,625 amounted to approximately 61% of total operating expenses in 2009. Our operating expenses during the three months ended December 31, 2010, exclusive of stock based compensation, were $1,641,616 significantly higher than the amount of operating expenses incurred during the same three month period in 2009 by $933,385. The majority of the increase was due to higher royalties and application costs in 2010 of $506,455 as compared to $150,168 in 2009, cash based salaries and wages of $390,690 in 2010 as compared to $228,610 in 2009, advisory and consulting services of $181,000 in 2010 as compared to $45,400 in 2009, depreciation and amortization $137,287 in 2010 as compared to $117,854 in 2009, and general and administrative expenses $101,382 in 2010 as compared to $46,645 in 2009. The increase in operating costs in 2010 was caused by increased customer activity in 2010.

Another large expense during the three months ended December 31, 2010 was a $651,315 loss on settlement of indebtedness. The Company issued 723,684 shares of its common stock through a settlement with a former Note holder caused by a dispute as to the number of shares he believed he was entitled to through the original conversion of his note.

Revenues

Revenues for the three month period ending December 31, 2010 were $1,011,738, resulting in an increase of approximately 3760% over revenues of $26,902 for the comparable period in 2009. The revenue increase in the three month period ended December 31, 2010 from the comparative period in 2009 was a result of significantly increased revenues with AT&T Services, Inc., from notifications sent on behalf of Walmart.

Changes in assets and liabilities

At December 31, 2010, we had total assets of $6,081,465 and total liabilities of $1,437,140; comparably, at December 31, 2009, we had total assets of $1,269,819 and total liabilities of $11,977,626.  The total liability in 2009 of $11,977,626 included a derivative liability of $5,511,000 on stock warrants granted to a consultant. The liability was removed in September 2010 as the Company no longer considered the warrant grant as a derivative under the modified terms.

Single Touch Systems, Inc.

Liquidity and Capital Resources

During the three-month period ending December 31, 2010 cash used in operating activities totaled $508,269; cash used in investing activities totaled $293,045, of which $140,128 comprised the capitalized internal costs of our software development, and $61,067 in capitalized legal fees incurred in the process of applying for various patents on our technology. We had an overall net decrease in cash for the period of $783,629; where the beginning balance for the period was $4,040,169, the cash balance at the end of the period was $3,256,540.

During the three-month period ending December 31, 2009 cash used in operating activities totaled $691,385; cash used in investing activities totaled $381,167, of which $243,629 comprised the capitalized internal costs of our software development, and $137,538 in capitalized legal fees incurred in the process of applying for various patents on our technology; and, cash provided by financing activities from proceeds from the issuance of shares of our common stock totaled $875,000. During the same three-month period, the Company repaid $30,000 to Activate Inc. We had an overall net decrease in cash for the period of $227,552; where the beginning balance for the period was $259,558, the cash balance at the end of the period was $32,006.

Over the next twelve months we believe that existing capital and anticipated funds from operations will be sufficient to sustain our current level of operations although additional capital may be required to support continued growth and expansion of our line of services. There can be no assurance of when, if ever, our operations become profitable.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The securities that we issued or sold during the three months ended December 31, 2010 and were not registered with the Securities and Exchange Commission are described below:

1.   On November 1, 2010, the Company issued Peltz 91,753 shares of its common stock through a cashless exercise of 100,000 warrants.

2.  On November 11, 2010, the Company issued Peltz 92,000 shares of its common stock through a cashless exercise of 100,000 warrants.

3.  On December 2, 2010, the Company issued Peltz 182,222 shares of its common stock through a cashless exercise of 200,000 warrants.

4.  On December 9, 2010, the Company issued 3,000,000 shares of its common stock to its President. The shares cannot be sold or transferred for a period of eighteen months from date of issuance.

5.   In December 2010 our Board of Directors adopted the 2010 Stock Option Plan (“2010 Plan”) to provide common stock option grants to selected employees, non-employee directors, consultants and advisors.  The total number of shares subject to the 2010 Plan is 15,000,000. The 2010 Plan is administered by our Board of Directors; pursuant to the 2010 Plan the Board granted 9,655,000 options to employees at an exercise price of $0.90 per share expiring three years from the date of the grant.

6.   On December 9, 2010, the Company issued 723,684 shares of its common stock to Ted Cooper as a consideration for a mutual general release of claims.

The offerings of the securities described in Paragraphs 1 through 6 above were exempt from registration under Section 3(a)(9) (in the case of conversions) or Section 4(2) of the Securities Act of 1933.

The securities that we issued or sold subsequent to the three months ended December 31, 2010 and were not registered with the Securities and Exchange Commission are described below:

7.  On January 11, 2011, the Company issued Peltz 180,000 shares of its common stock through a cashless exercise of 200,000 warrants.

The offering of the securities described in Paragraphs 7 above was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

Item 3 - Defaults Upon Senior Securities

None, for the period ending December 31, 2010.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None, for the period ending December 31, 2010.

Single Touch Systems, Inc.

Item 6 - Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization dated March 20, 2008 among Single Touch Systems Inc., Single Touch Acquisition Corp. and Single Touch Interactive, Inc. (1)
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

10.6	Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc. dated April 11, 2008 (17)
10.6.1	Amendment 20071210.103.A.001 to the Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc., dated March 20, 2009. (18)
10.6.2	Amendment 20071210.103.A.002 to Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc., dated October 25, 2010. (19)
10.7+	2008 Stock Option Plan for Single Touch Systems Inc. (formerly Hosting Site Network, Inc.) (20)
10.7.1+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2008 Stock Option Plan(21)

Single Touch Systems, Inc.

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
10.22
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with 38 persons between January and May 2010 calling for the issuance of 9,735,132 shares of common stock. (45)

10.22.1
Form of Warrant to Purchase Common Stock (1.00 exercise price, expires 3 years from issuance).  A total of 100,273 Warrants were issued to our placement agent Gar Wood Securities, LLC and its affiliates on this form on May 10, 2010. (46)

10.22.2
Form of Warrant to Purchase Common Stock (1.00 exercise price, expires 3 years from issuance).  A total of 55,541 Warrants were issued to our placement agent Financial West Investment Group, Inc. and its affiliates on this form on May 28, 2010.(47)

Single Touch Systems, Inc.

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

10.30	Settlement Agreement and Mutual General Release, among Fort Ashford Funds, LLC, Frank Kavanaugh, Single Touch Interactive, Inc., Anthony Macaluso and us, dated September 30, 2010. (56)
10.31	Settlement Agreement and Mutual General Release, among Ted Cooper and Single Touch Systems, Inc., dated December 14, 2010. (58)
10.32	2010 Stock Option Plan (59)
10.33	Settlement and Release Agreement, among Peltz Capital Management, LLC, Anthony Macaluso and Single Touch Systems, Inc., effective September 29, 2010. (60)
21	List of Subsidiaries. (57)

24.1	Power of Attorney (included in the signature page).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed March 21, 2008.
(2)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed June 3, 2008.
(3)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed June 20, 2008.
(4)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed July 14, 2008.
(5)	Incorporated by reference to Exhibit 2.5 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(6)	Incorporated by reference to Exhibit 2.6 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(7)	Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2, filed November 8, 2001.
(8)	Incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 3 to the registrant’s Registration Statement on Form SB-2, filed April 11, 2002.
(9)	Incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(10)	Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 2 to the registrant’s Registration Statement on Form SB-2, filed February 8, 2002.
(11)	Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(12)	Incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

Single Touch Systems, Inc.

(13)	Incorporated by reference to Exhibit 10.2.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(14)	Incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(15)	Incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(16)	Incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(17)	Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.
(18)	Incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.
(19)	Incorporated by reference to Exhibit 10.6.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(20)	Incorporated by reference to Exhibit 10. 10 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(21)	Incorporated by reference to Exhibit 10.7.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(22)	Incorporated by reference to Exhibit 4.10 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(23)	Incorporated by reference to Exhibit 4.8 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(24)	Incorporated by reference to Exhibit 4.9 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(25)
Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008.  The form of Warrant is attached thereto as Exhibit A and the form of Registration Rights Agreement is attached thereto as Exhibit B.  Both the warrant and the Registration Rights Agreement were executed on October 30, 2008.

(26)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed June 8, 2009.
(27)	Incorporated by reference to Exhibit 10.12.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(28)	Incorporated by reference to Exhibit 10.12.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(29)	Incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(30)	Incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(31)	Incorporated by reference to Exhibit 10.14.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(32)	Incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(33)	Incorporated by reference to Exhibit 10.15.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(34)	Incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form S-8 (SEC File No. 333-163557), filed December 8, 2009.
(35)	Incorporated by reference to Exhibit 10.16.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(36)	Incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(37)	Incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(38)	Incorporated by reference to Exhibit 10.18.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(39)	Incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(40)	Incorporated by reference to Exhibit 10.19.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(41)	Incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

Single Touch Systems, Inc.

(42)	Incorporated by reference to Exhibit 10.20.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(43)	Incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(44)	Incorporated by reference to Exhibit 10.21.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(45)	Incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(46)	Incorporated by reference to Exhibit 10.22.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(47)	Incorporated by reference to Exhibit 10.22.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(48)	Incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(49)	Incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(50)	Incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q, filed May 14, 2010.
(51)	Incorporated by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(52)	Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(53)	Incorporated by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(54)	Incorporated by reference to Exhibit 10.29 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(55)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed July 21, 2010.
(56)	Incorporated by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
(57)	Incorporated by reference to Exhibit 21 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
(58)	Incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010.
(59)	Incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010.
(60)	Incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Single Touch Systems, Inc.

Date: February 10, 2011	By:	/s/ Anthony Macaluso, President
Anthony Macaluso, President
Principal Executive Officer
Principal Financial Officer