Form 10-Q
period 2011-03-31
SINGLE TOUCH SYSTEMS INC
filed 2011-05-16
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2011

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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2011:     128,222,670 shares of common stock

PART I – FINANCIAL INFORMATION

Item 1 – Interim Financial Statements March 31, 2011

SINGLE TOUCH SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,273,568	$4,040,169
Accounts receivable - trade	693,879	514,327
Accounts receivable - related party	38,651	36,762
Prepaid expenses - other	142,891	212,034

Total current assets	3,148,989	4,803,292

Property and equipment, net	248,405	203,091

Other assets
Capitalized software development costs, net	412,602	305,710
Intangible assets:
Patents, net	768,752	779,846
Patent applications cost	486,630	428,729
Deposits and other assets	16,486	15,282

Total other assets	1,684,470	1,529,567

Total assets	$5,081,864	$6,535,950

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - continued

	March 31,	September 30,
	2011	2010
	(Unaudited)

Liabilities and stockholders'equity
Current liabilities
Accounts payable and accrued expenses	$512,728	$461,364
Accrued compensation	99,260	77,950
Accrued compensation - related party	11,458	-
Current obligation on patent acquisitions	152,031	175,000
Convertible debentures - related parties, including accrued interest, net of discounts	364,198	197,280

Total current liabilities	1,139,675	911,594

Long-term liabilities
Obligation on patent acquisitions	-	141,865

Total liabilities	1,139,675	1,053,459

Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized;
none outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
128,222,670 shares issued and outstanding as of March 31, 2011
and 123,676,892 shares issued and outstanding as of September 30, 2010	128,223	123,677
Additional paid-in capital	122,554,679	118,768,416
Accumulated deficit	(118,740,213)	(113,409,102)
Common stock subscriptions receivable	(500)	(500)

Total stockholders' equity	3,942,189	5,482,491

Total liabilities and stockholders' equity	$5,081,864	$6,535,950

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Wireless applications	$1,031,585	$107,193	$2,045,433	$134,095
Royalties and application costs	(450,790)	(131,485)	(959,355)	(281,653)
	580,795	(24,292)	1,086,078	(147,558)

Operating Expenses
Research and development	9,533	36,851	32,872	47,405
Stock based compensation - non employees	-	-	-	1,152,625
Compensation expense	326,839	461,882	4,321,237	690,492
Depreciation and amortization	157,294	147,879	294,580	265,733
General and administrative	506,497	428,591	1,090,343	656,538
Total operating expenses	1,000,163	1,075,203	5,739,032	2,812,793

Loss from operations	(419,368)	(1,099,495)	(4,652,954)	(2,960,351)

Other Income (Expenses)
Changes in fair value of derivative and warrant liability	-	1,981,100	-	1,182,500
Loss on settlement of indebtedness	-	(28,750)	(651,315)	(45,580)
Interest expense	(12,420)	(169,441)	(26,042)	(247,045)

Net income (loss) before income taxes	(431,788)	683,414	(5,330,311)	(2,070,476)

Provision for income taxes	-	-	(800)	(800)

Net income (loss)	$(431,788)	$683,414	$(5,331,111)	$(2,071,276)

Basic and diluted loss per share	$(0.00)	$0.01	$(0.04)	$(0.03)

Weighted average shares outstanding	128,071,629	73,581,918	126,388,312	69,652,445

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(5,331,111)	$(2,071,276)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of discount on on convertible debt	-	69,747
Depreciation expense	46,537	48,955
Amortization expense - software development costs	185,327	204,958
Amortization expense - patents	62,716	11,821
Provision for bad debts	-	54,084
Loss on settlement of indebtedness	651,315	45,580
Stock based compensation	3,603,708	1,152,625
(Increase) decrease in assets
(Increase) decrease in accounts receivable	(181,442)	(38,228)
(Increase) decrease in prepaid expenses	69,143	14,255
(Increase) decrease in deposits and other assets	(1,204)	-
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	(3,810)	(514,573)
Increase (decrease) in payroll taxes payable	-	347,291
Increase (decrease) in accrued compensation	21,311	(310,752)
Increase (decrease) in accrued compensation due related party	11,458	-
Increase (decrease) in accrued expenses	(1,344)	60,000
Increase (decrease) in accrued interest	14,184	24,515
Increase (decrease) in deferred income	-	12,500
Increase (decrease) in derivative liability	-	(1,182,500)

Net cash used in operating activities	(853,212)	(2,070,998)

Cash Flows from Investing Activities
Purchase of property and equipment	(91,850)	(40,000)
Purchase of patent and patent applications	(23,005)	(830,597)
Capitalized software development costs	(292,219)	(275,359)

Net cash used in investing activities	$(407,074)	$(1,145,956)

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	For the Six Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$1,000	$3,980,500
Fees paid pursuant to a warrant settlement	(30,000)	-
Proceeds received from related parties	17,685	-
Repayments on related party loans	(320,000)	(504,000)
Principal reduction on notes payable	(175,000)	(400,000)
Proceeds from issuance of convertible debt	-	500,000

Net cash provided by (used in) financing activities	(506,315)	3,576,500

Net increase (decrease) in cash	(1,766,601)	359,546

Beginning balance - cash	4,040,169	259,558

Ending balance - cash	$2,273,568	$619,104

Supplemental Information:

Interest expense paid	$-	$215,195

Income taxes paid	$800	$800

Non-cash investing and financing activities:

During the six months ended March 31, 2011, the Company issued 722,094 shares of its common stock through the cashless exercise of 800,000 warrants.

During the six months ended March 31, 2011, the Company issued 723,684 shares of its common stock through a settlement with a former Note holder as to the number of shares he was entitled to in the original conversion of his note. The Company recognized a loss of $651,315 on the issuance of the 723,684 shares.

During the six months ended March 31, 2011, the Company issued 3,000,000 shares of its common stock to its President as compensation. The shares were valued at $2,700,000 and charged to operations as compensation expense.

Non-cash investing and financing activities (continued):

During the six months ended March 31, 2011, the Company charged $465,214 to equity relating to the amortization of discounts on related party convertible debt (See Note 9).

During the six months ended March 31, 2010, the Company issued 290,000 shares in cancellation of legal and accounting fees due totaling $122,000. The shares were valued at their respective market value on date of issuance and the Company recognized a loss on the settlement of debt in the amount of $45,580.

During the six months ended March 31, 2010 the company recorded $500,000 discount related to the
Beneficial Conversion Feature of the underlying convertible note.

During the six months ended March 31, 2010, the company issued 12,394,589 shares of its common stock for $3,980,500 in cash and a subscription receivable for $55,500 that was received in April 2010.

During the six months ended March 31, 2010 the company issued 50,000 shares of its common to a Director through the exercise of an option. The shares were issued pursuant to a subscription receivable in the amount of $500.

During the six months ended March 31, 2010, the Company charged $616,702 to equity relating to the amortization of discounts on related party convertible debt (See Note 9).

Single Touch Systems Inc.

Single Touch Systems Inc.

Notes To Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

1.    Organization, History and Business

Single Touch Systems Inc. (“the Company”) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc.  On May 12, 2008, the Company changed its name to Single Touch Systems Inc.

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

On May 27, 2008, Interactive effected a 1-for-2 reverse split of its common stock.  All references in the accompanying financial statements to the number of shares outstanding and per-share amounts have been restated to reflect this stock split.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of  March 31, 2011, and the results of its operations and cash flows for the three months and six months ended March 31, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 filed with the Commission on December 29, 2010.

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

Revenue is derived from licensing of the Company’s wireless applications to various telecommunication companies. Under the terms of the various licensing agreements, the Company receives a fee, net of revenue sharing and other costs, each time its application is utilized by the end user. Revenue is recognized in the month the application is utilized. The Company records its revenue pursuant to Accounting Standards Codification (“ASC”) Topic 605-45-45, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Advanced licensing fees received with minimum guarantees where the actual period in which the fees are earned can not be determined are recognized in income on the straight line basis over the term of the license in accordance with ASC Topic 928-605-25, “Financial Reporting in the Record and Music Industry.”

In addition, the Company also generates income through the development of software for third parties on a contractual basis.  Revenue is recognized upon delivery of the software.

Accounts Receivable

Accounts receivable is reported at the customers’ outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

Single Touch Systems Inc.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2011, the Company’s provision for bad debt amounted to $13,463.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  At March 31, 2011, the Company determined that none of its long-term assets were impaired.

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

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to employee, professional, and consulting services.

Stock Based Compensation

The Company accounts for stock-based compensation under ACS Topic 505-50, formerly SFAS No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.”  These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost

Single Touch Systems Inc.

is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three months ended and six months ended March 31, 2011, the Company recognized stock based compensation expense of $0 and $3,603,708, respectively, which is included in compensation expense. The $3,603,708 relates to the issuance of 3,000,000 shares of the Company’s common stock to its president in December 2010 valued at $2,700,000 and from the granting of options to employees and consultants to purchase 9,655,000 of the Company’s common stock in December 2010, valued at $903,708. During the three months and six months ended March 31, 2010, the Company recognized stock based compensation expense of $0 and $1,152,625, respectively. The $1,152,625 relates to the granting of a common stock warrant to an advisor.

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. Potential common shares as of March 31, 2011 that have been excluded from the computation of diluted net loss per share include 37,836,820 warrants, 18,330,000 options, and $469,182 of debt convertible into 1,268,060 shares of the Company’s common stock.  Potential common shares as of March 31, 2010 that have been excluded from the computation of diluted net loss per share include 35,580,145 warrants, 8,675,000 options, and $2,892,957 of debt convertible into 31,263,314 shares of the Company’s common stock.

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

During the three and six months ended March 31, 2011, approximately 93% of the Company’s revenue was generated from contracts with one customer. During the three months and six months ended March 31, 2010, approximately 40% of the Company’s revenue was generated from the same customer.  The Company had a total of 15 customers during the six months ended March 31, 2011 as compared to 17 customers during the six month period ended March 31, 2010.

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

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740,”Income Taxes” (formerly SFAS No. 109). The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and   liabilities.

Single Touch Systems Inc.

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings” in Update No. 2010-20.  ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual period ending after June 15, 2011.    The Company does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3.    Accounts Receivable

Fees earned but not paid as of March  31, 2011, net of any revenue sharing and provision for bad debt, amounted to $732,530. Of this amount $38,651 is due from Activate, Inc., a related party.

4.    Property and Equipment

The following is a summary of property and equipment at March 31, 2011:

Computer hardware	$662,890
Equipment	46,731
Office furniture	37,194
746,815
Less: accumulated depreciation	(498,410)
$248,405

Depreciation expense for the three months ended March 31, 2011 and 2010 was $24,287 and $24,250, respectively. Depreciation expense for the six months ended March 31, 2011 and 2010 was $46,537 and $48,955, respectively.

5.    Capitalized Software Development Costs

The following is a summary of capitalized software development costs at March 31, 2011:

Beginning balance – Oct 1, 2010	$305,710
Additions	292,219
Amortization	(185,327)
Charge-offs	-
Ending balance	$412,602

Amortization expense for the three months ended March 31, 2011 and 2010 was $99,568 and $82,736 respectively.  Amortization expense for the six months ended March 31, 2011 and 2010  was $185,327 and $204,958, respectively.

Amortization expense for the remaining estimated lives of these costs are as follows:

Period ending March 31,
2012	$227,414
2013	185,188
$412,602

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

The Company valued the intellectual property at the fair value of the common shares and warrants provided totaling $5,470,851. The property purchased had not reached technological feasibility. Therefore, the Company valued the technology at its estimated fair value of $104,418 and recognized an impairment loss during the year ended September 30, 2009 of $5,366,433. The Company is amortizing the technology’s estimated fair value of $104,418 over

Single Touch Systems Inc.

its seven year estimated life. The Company incurred additional legal fees associated with the patent applications during the year ended September 30, 2010 of $37,163. Costs associated with patent applications are not being amortized. Upon the issuance of a patent, its respective cost will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations.  On March 30, 2010, the Company was issued US Patent 7,689,706 “System and Method for Streaming Media”. The costs associated with this patent of $25,225 are being amortized over the patent’s estimated useful life of 7 years.

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

On March 15, 2010, the Company purchased six patents and three patent applications from an unrelated third party for $900,000 of which $550,000 was paid on the execution of the purchase agreement. $175,000 was due on or before March 15, 2011  and was paid timely. The final installment of $175,000 is due on or before March 15, 2012. As the agreement did not provide for any stated interest on the payments, the Company was required to impute interest on the payment stream. The Company present valued the payments at $831,394 using an effective interest rate of 15% in its computation. Of the $831,394, $706,685 was allocated to the purchased patents and $124,709 was allocated to the patent applications. The patents are being amortized over 7 years. The value assigned to the patent applications is not being amortized. Upon the issuance of a patent, its respective cost will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations.  The Company granted the Seller a license to utilize all acquired patents over their respective lives on a world-wide basis for no consideration. In addition, the Company is required to reserve for the Seller ten abbreviated dialing codes for a five year period.

In January 2011, the Company was issued US Patent 7,865,181 “Searching for mobile content” and US Patent 7,865,182 “Over the air provisioning of mobile device settings”. The costs associated with these patents totaling $29,254 are being amortized over the patent’s estimated useful life of 7 years.

Amortization charged to operations for the three months ended March 31, 2011 and 2010 was $33,430 and $7,893, respectively, Amortization charged to operations for the six months ended March 31, 2011 and 2010 was $62,708 and $11,821, respectively. A summary of patent costs subject to amortization at March 31, 2011 is as follows:

Patent costs	$908,479
Less accumulated amortization	(139,727)
$768,752

A schedule of amortization expense over the estimated life of the patents is as follows:

Period Ending March 31,
2012	$127,918
2013	127,918
2014	127,918
2015	127,918
2016	127,918
Thereafter	129,162
$768,752

7.    Income Taxes

As of March 31, 2011, for income tax purposes, the Company has unused operating loss carryforwards of approximately $29,500,000, which may provide future federal tax benefits of approximately $10,049,000 which expire in various years through 2030 and future state tax benefits of approximately $456,000 which expire in various years through 2021.

An allowance of  $10,505,000 has been provided to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize. Timing differences between expenses deducted for income tax and deducted for financial reporting purposes are insignificant and have no material impact on the differences in the reporting of income taxes.

The provisions for income tax expense for the six months ended March 31, 2011 and 2010 are as follows:

Single Touch Systems Inc.

	2011	2010
Current
Federal	$-	$-
State	800	800
Total income tax expense	$800	$800

 8.    Obligation on Patent Acquisitions

As discussed in Note 6, the Company acquired six patents and three patent applications for a payments totaling $900,000 of which $725,000 was paid. The remaining $175,000 is payable in March 2012. The patents have been pledged as collateral against the remaining balance due. As the agreement did not provide for any stated interest, the Company imputed interest at an annual rate of 15%. The present value of the remaining payment at March 31, 2011 amounted to $152,031. Interest accrued and charged to operations for the three months ended March 31, 2011 and 2010 totaled $12,338 and $0, respectively. Interest accrued and charged to operations for the six months ended March 31, 2011 and 2010 totaled $22,024 and $0, respectively, Following is the maturities of the long-term portion of the obligation:

March 31, 2012	$175,000
Less imputed interest	(22,969)
$152,031

9.    Related Parties – Loan Activities

Note payable - officer

The Company’s president has assisted in funding the operations of the Company through loan advances of which a portion have been repaid.  On July 24, 2008, the Company modified the terms of the debt and the balance due him on that date including accrued interest and accrued compensation totaling $2,319,512 was evidenced by a convertible promissory note bearing interest at an annual rate of 8%. Interest is payable monthly and the principal outstanding balance is payable on demand. If no demand is made, than the principal balance and any accrued interest is fully due and payable on July 15, 2010. Any portion of the outstanding principal loan balance is convertible into shares of the Company’s common stock at a price of $0.08 per share. On June 28, 2010, the Company’s president and his assignee elected to convert the principal balance due of $2,319,512 into 28,993,896 shares of the Company’s common stock.

The Company accounted for the modification of the debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and APB Opinion 26 (ASC Topic 470-50), and recognized a gain on the modification of $2,319,512 that was charged to equity.  The convertible debt was recorded net of a discount that includes a beneficial conversion feature (“BCF”) amounting to $2,319,512. The discount is amortized to equity over the life of the debt using the effective interest method. Interest charged to operations relating to this note for the three months and six months ended March 31, 2010 amounted to $45,755 and $92,526, respectively. For the three months and six months ended March 31, 2010, the Company charged $301,866 and $597,774, respectively, to equity on the amortization of the discount.

On June 28, 2010, the Company issued its President a new convertible promissory note totaling $155,531, which consisted of the remaining accrued interest due him on the above indicated converted note totaling $31,950 and accrued compensation due him  (net of payroll taxes) totaling $123,581.  The new note accrues interest at an annual rate of 1% and the principal balance owed is convertible into shares of the Company’s common stock at a price of $0.37 per share. The President has the right to convert at anytime up to June 27, 2011, the maturity date of the note. Any remaining principal and unpaid accrued interest is fully due and payable on the maturity date. Interest charged to operations relating to this note for the three months and six months ended March 31, 2011 amounted to $383 and $774, respectively.

The Company valued the conversion feature of the note at $155,531 using the Black-Scholes Option Model and the conversion feature was recorded as a discount against the note’s outstanding balance. The discount is amortized to equity over the life of the debt using the effective interest method.  For the three months and six months ended March 31, 2011, the Company charged $35,152  and $70,401, respectively, to equity on the amortization of the discount.

A summary of the balance due as of March 31, 2011 is as follows:

Principal balance due	$155,531
Accrued interest	1,165
Less: discount	(34,214)
$122,482

Single Touch Systems Inc.

Note Payable - Activate, Inc.

Activate, Inc. (“Activate”), a corporation wholly owned by the Company’s President, has advanced the Company $50,000. Under the originally terms of the loan, the advance was assessed interest at an annual rate of 8% and was fully due and payable with accrued interest in December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due to Activate on that date, including accrued interest, totaling $73,445 was evidenced by a convertible promissory note bearing interest at an annual rate of 8%. Interest was payable monthly and the principal outstanding balance was payable on or before July 15, 2010. Any portion of the outstanding principal loan balance was convertible into shares of the Company’s common stock at a price of $0.08 per share.  On June 28, 2010, Activate converted the principal balance due it of $73,445 into 918,063 shares of the Company’s common stock. Interest charged to operations relating to this note for the three and six months ended March 31, 2010 amounted to $1,449 and $2,860.

The Company accounted for the modification of the debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and APB Opinion 26 (ASC Topic 470-50), and recognized a gain on the modification of $73,445 that was charged to equity.  The convertible debt was recorded net of a discount that includes BCF amounting to $73,445. The discount is amortized to equity over the life of the debt using the effective interest method. For the three and six months ended March 31, 2010, the Company charged $9,558 and $19,928, respectively, to equity on the amortization of the discount.

The balance of the outstanding advances and related accrued interest at June 28, 2010 amounted to $345,567 was converted into a new convertible promissory note as discussed below.

In June 2009, Activate purchased a $250,000 promissory note from a debtor of the Company and assumed all of his rights and interest in the note.  The note bears interest at an annual rate of 10%. Interest accruing on this note during the three and six months ended March 31, 2010 amounted to $6,164 and $13,776, respectively, which was charged to operations.

As indicated above, on June 28, 2010, the Company issued Activate a new convertible promissory note totaling $633,651, which accrues interest at an annual rate of 1%. The principal balance owed is convertible into shares of the Company’s common stock at a price of $0.37 per share.  Activate has the right to convert at anytime up to June 27, 2011, the maturity date of the note.  Any remaining principal and unpaid accrued interest is fully due and payable on the maturity date. In February 2011, a principal payment of $320,000 was made reducing the principal balance to $313,651. Interest charged to operations relating to this note for the three months and six months ended March 31, 2011 amounted to $1,264 and $2,861, respectively.

The Company valued the conversion feature of the note at $633,651 using the Black-Scholes Option Model and the conversion feature was recorded as a discount against the note’s outstanding balance. The discount is amortized to equity over the life of the debt using the effective interest method.  For the three months and six months ended March 31, 2011, the Company charged $236,197 and $394,814, respectively, to equity on the amortization of the discount.

A summary of the balance due as of March 31, 2011 is as follows:

Principal balance due	$313,651
Accrued interest	4,493
Less: discount	(76,428)
$241,716

Other Related Party Loans

A Company director advanced funds totaling $199,500 to the Company. The balance of the advances began accruing interest in December 2008 at an annual rate of 8%. Interest accrued and charged to operations during the year ended September 30, 2010 and 2009 amounted to $11,893 and $13,118, respectively. The total balance owed as of June 28, 2010  of $224,511, including accrued interest, was cancelled in exchange for the issuance of 606,768 shares of the Company’s common stock. Interest charged to operations during the three months and six months ended March 31, 2010 amounted to $10,770 and $21,305, espectively.

10.   Notes Payable - Other

On December 5, 2008, the Company entered into a Loan and Security Agreement with a third party for a total loan of $1,000,000. Proceeds from the loan were net of loan fees incurred by lender. The loan bears interest at an annual rate of 10% per annum and accrued interest became payable 90 days after the loan proceeds are received. All related party debt was subordinate to this loan. The loan had been guaranteed by the Company’s President, and was secured by the Company’s assets.   The loan and accrued interest was fully paid during the year ended September 30, 2010. Accrued interest charged to operations for the three and six months ended March 31, 2010 amounted to $20,333 and $27,222, respectively.

An unrelated third party advanced a total of $134,500 to the Company. The total balance owed as of June 28, 2010 including accrued interest of $148,532 was cancelled in exchange for the issuance of 399,356 shares of the Company’s common stock. Accrued interest charged to operations for the three and six months ended March 31, 2010 amounted to $2,653 and $5,365, respectively.

Single Touch Systems Inc.

An unrelated third party advanced a total of $50,085 to the Company. The total balance owed as of June 28, 2010 including accrued interest of $53,971 was cancelled in exchange for the issuance of 145,344 shares of the Company’s common stock. Accrued interest charged to operations for the three and six months ended March 31, 2010 amounted to $988 and $1,998, respectively.

An unrelated third party advanced a total of $150,000 to the Company. The total balance owed as of June 28, 2010 including accrued interest of $169,331 was cancelled in exchange for the issuance of 456,053 shares of the Company’s common stock. Accrued interest charged to operations for the three and six months ended March 31, 2010 amounted to $2,958 and $5,984, respectively.

11.   Related Party Transactions

The Company entered into an agreement with Activate, Inc., a corporation wholly owned by the Company’s President. Activate has sublicensed certain applications to the Company and in consideration, receives 3% of all net revenue generated under the license. Activate collects the revenue generated under this license and pays 97% of the amounts collected to the Company.

Soapbox Mobile, Inc. leased the use of servers, certain other equipment, fixtures and furniture, an analytic platform and other software, and certain service accounts to the Company from February 2008 through June 2010 at a monthly rate of $4,000 and has been providing them to the Company since July 1, 2010 at a monthly rate of $7,500. The Company’s President is a majority shareholder of Soapbox Mobile, Inc. Rent expense pertaining to this lease for the three months ended March 31, 2011 and 2010 was $ $22,500 and $12,000, respectively. Rent expense pertaining to this lease for the six months ended March 31, 2011 and 2010 was $45,000 and $24,000, respectively.

In January 2011, the Company issued 100,000 shares of its common stock to a Company director through an exercise of 100,000 warrants at a price of $0.01 per share.

In March 2010, the same director as indicated above exercised warrants to purchase 50,000 shares of the Company’s common stock for $500, which was received by the Company in May 2011.

On December 14, 2009, the Company's president assigned all of his rights in a patent and various patent applications for a total of $244,840, which represented the total legal fees he incurred relating to the property transferred.

12.   Fair Value

The Company’s financial instruments consist principally of notes payable and convertible debentures. Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations.  The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

The Company complies with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), previously referred to as SFAS No. 157.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, “Fair Value Measurements and Disclosures - Subsequent Measurement” (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The Company also follows ASC 825, “Interim Disclosures about Fair Value of Financial Instruments”, previously referred to as FAS 107-1 to expand required disclosures.

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

Single Touch Systems Inc.

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2011:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Obligation
on patent acquisitions	-	$152,031	-	$152,031
Convertible debentures -
Related parties	-	$364,198	-	$364,198

13.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the three months ended March 31, 2011,  the Company issued 456,119 shares of its common stock of which 356,119 shares were issued in the cashless exercises of 400,000 warrants and 100,000 shares of common stock were issued through an exercise by a Director of 100,000 warrants at a price of $0.01 per share.

During the three months ended March 31, 2010, the Company issued 9,404,589 shares of its common stock of which 9,144,589 shares were issued for $3,105,500 in cash and 210,000 shares were issued to the Company’s legal counsel and outside accountant in exchange for the cancellation of $105,000 due them for past services. The 210,000 common shares issued were valued at the trading price of the shares on their respective date of issuance and the Company recognized a loss on the issuances totaling $28,750 during the three-month period. The Company issued 50,000 shares of its common stock to a director for $500 through an exercise of 50,000 warrants. The $500 was paid in May 2011.

Warrants

As indicated, during the three months ended March 31, 2011, the Company issued 356,119 shares of its common stock in the cashless exercises of 400,000 warrants and another 100,000 shares of common stock to a director through the exercise of 100,000 options at a price of $0.01 per share.

Options

On April 22, 2008, the Company adopted its 2008 Stock Option Plan (the “Plan”). Under the Plan, the Company reserved 8,800,000 shares of its common stock to be issued to employees, directors, consultants, and advisors. The exercise price under the Plan cannot be less than the fair market value of the shares on date of grant. In 2008, the Company granted options to employees, directors, and consultants to purchase a total of 8,675,000 shares of the Company’s common stock at price per share of $1.375 per share. The options expire three years from date of vesting, which is as follows:

Number of
Vesting Date	Options
July 28, 2008	6,000,000
July 28, 2009	1,320,000
July 28, 2010	1,355,000
8,675,000

The 6,000,000 options that vested on July 28, 2008 were granted to the Company’s president. These 8,675,000 options were valued at $544,790 using the Black-Scholes Option Model based upon an expected life of 3 years, risk free interest rate of 2.90%, and expected volatility of 94%. At the date of grant, the Company’s common stock had a trading price of $.25 per share. The Company is charging the $544,790 to operations as compensation expense based upon the vesting of the respective options. The Company did not recognize any compensation expense during the three months and six months ended March 31, 2011 or 2010 relating to these options.

In December 2010 our Board of Directors adopted the 2010 Stock Plan (“2010 Plan”) to provide common stock option grants to selected employees, non-employee directors, consultants and advisors.  The total number of shares subject to the 2010 Plan is 15,000,000. The 2010 Plan is administered by our Board of Directors; pursuant to the 2010 Plan the Board granted 9,655,000 options to employees at an exercise price of $0.90 per share expiring three years from the date of the grant. The 9,655,000 options were valued at $903,708 under the Black-Scholes Option Model using a trading price of $0.90 per share, risk free interest rate of 1.99% and volatility of 137%.

Single Touch Systems Inc.

A summary of outstanding stock warrants and options is as follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding – September 30, 2010	47,411,820	$.97
Granted	9,655,000	$.90
Exercised	(400,000)	$(.08)
Cancelled	-	$-
Outstanding – December 31, 2010	56,666,820	$.96
Granted	-	$-
Exercised	(500,000)	$(.07)
Cancelled	-	$-
Outstanding – March 31, 2011	56,166,820	$.97

All of the 56,166,820 options and warrants granted are fully exercisable at March 31, 2011.

14.   Commitments and Contingency

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

15.   Subsequent Events

In April 2011, the Company paid $320,000 against the balance it owed on its related party debt.

In April 2011, Peltz Capital Management, LLC made a conditional assignment of  the rights to 7,000,000 Company warrants back to the Company.

James Orsini has agreed to accept the position of Chief Executive Officer of the Company. He has also agreed to accept the position of Chief Financial Officer until a permanent Chief Financial Officer is appointed. Upon commencing his employment,  he will also become a director . Mr. Orsini’s employment is expected to commence on May 16, 2011. The term of his employment is for three years unless terminated sooner pursuant to the terms of his employment agreement. If the agreement is not terminated by either party by the third anniversary of the start date, the agreement will automatically renew for a period of two years. Mr. Orsini’s first year’s salary will be $385,000. In addition, after three months of continuous service, he will receive $25,000 as a reimbursement for transitioning costs.

The Company also agreed to grant Mr. Orsini options to purchase 4,500,000 shares of the Company’s common stock, vesting over three years from his start date.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We have identified the following accounting policies that we believe are key to an understanding of our financial statements.  These are important accounting policies that require management’s most difficult, subjective judgments.

Revenue Recognition

Under the terms of various service and licensing agreements, we receive a fee, net of revenue sharing and other costs, each time our application is utilized by the end user.  Revenue is recognized in the month the application is utilized.  We record our revenue pursuant to Accounting Standards Codification (“ASC”) Topic 605-45, formerly EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

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

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC Topic 505-50, formerly EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and formerly EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  In accordance with ASC Topic 505, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.  Accordingly, we record the fair value of nonforfeitable common stock issued for future consulting services as prepaid services in our consolidated balance sheet.

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

Software Development Costs

We account for our software development costs in accordance with ASC Topic 985-20, formerly Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under ASC Topic 985-20, we expense software development costs as incurred until we determine that the software is technologically feasible.  Once we determine that the software is technologically feasible, we amortize the costs capitalized over the expected useful life of the software, which is generally two years.

Goodwill and intangible assets

We account for goodwill and other intangible assets in accordance with the provisions of ASC 350, Intangibles, Goodwill and Other Assets. We are required to review goodwill at least annually for impairment or, more frequently if events and circumstances indicate goodwill might be impaired. We perform our annual review at the end of each fiscal year. We are required to recognize an impairment loss to the extent that our goodwill carrying amount exceeds fair value. Evaluating any impairment to goodwill involves significant management estimates.

Fair Value Measurement

We adopted ASC Topic 820-10, formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, at the beginning of fiscal year 2009 to measure the fair value of certain of our financial assets and liabilities required to be measured on a recurring basis.  The adoption of Topic 820-10 did not impact our consolidated financial position or results of operations.  Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under Topic 820-10 are described below:

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

We have no Level 2 assets.  Our Level 2 liabilities consist of our obligation on the acquisition of certain patents totaling $152,031 and our convertible debt to our president and a company wholly owned by him totaling $364,198. We determine the fair value of these obligations based on the effective yields and maturities of similar obligations.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  We have no Level 3 assets or liabilities.

Overview

Single Touch Systems Inc. is a provider of customized easy-to-use wireless solutions.  Our patented and patent pending technology simplifies adoption by reaching new data subscribers and generating new revenue streams for carriers, consumer brand companies and retailers.

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

Currently, over 90% of our revenues are paid to us through AT&T Services, Inc., and currently the bulk of that revenue comes from notifications sent on behalf of Walmart.  We have seen continuing development of revenue beginning in the second quarter of our 2010 fiscal year from our Walmart related programs we had developed with Walmart and AT&T over the prior two year period.

These programs and related services continue to rollout nationwide and we have experienced continuing increase of activity in these programs that have caused our AT&T revenues to grow.   We have also noted a pattern of increasing messaging activity over time from locations who have implemented our programs, as locations and users get familiar with the available services offered.

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

We have a portfolio of intellectual property relevant to our industry related to mobile search, commerce, advertising and streaming media. We have engaged the notable law firm of McKool Smith to protect our patented technology against unauthorized users and infringers. McKool Smith is presently completing its evaluations of industry activities and is preparing to move forward against identified infringers.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2011 and March 31, 2010

We reported a net loss of $431,788 for the three-months ended March 31, 2011 compared to net income of $683,414 for the three-month period ending March 31, 2010.  The net income in 2010 was derived primarily from the $1,981,100 gain that was recognized during the period on the change in fair value of a derivative liability. Since changes in fair value of derivative liability were so significant to our financial statements and the complexities of these accounting requirements can be difficult to understand we believe it should be noted that excluding this gain, we would have incurred a net loss for the three months ended March 31, 2010.

Our revenues for three month period ended March 31, 2011 were $1,031,585, up 962% from revenues of $107,193 in the same three month period in the prior year. The majority of our income in the three month period was through our contract with AT&T Services, Inc., and currently the bulk of that revenue comes from notifications sent on behalf of Walmart. The revenue increase was related to AT&T programs for Walmart that had not been implemented in that prior comparative period.

Net revenues for the three months ended March 31, 2011 after deducted royalties and application costs of $450,790 were $580,795. For the three months ended March 31, 2010 our royalties and application costs of $131,485 exceeded our revenue by $24,292.

Our loss from operations from the three months ended March 31, 2011 was $419,368 compared to $1,099,495 for the same three month period in 2010. Sales volumes related to the programs operating during the prior comparative periods were not sufficient to overcome the high cost of royalties and other operating costs related to these programs. The present AT&T programs for Walmart are at sufficient volumes to overcome the related costs.

Operating expenses for the three months in 2011 totaled $1,000,163 which consisted of research and development costs of $9,533, compensation expense of $326,839, depreciation and amortization expense of $157,294, and general and administrative expenses of $506,497.  Included in general and administrative expenses are consulting fees of $154,000, professional fees of $134,247, travel of $81,446, rent of $28,285, and $22,500 that we incurred on the lease of equipment.   Operating expenses for the three months in 2010 totaled $1,075,203 which consisted of research and development costs of $36,851, compensation expense of $461,882, depreciation and amortization expense of $147,879, and general and administrative expenses of $428,591.  Included in general and administrative expenses are consulting fees of $159,250, professional fees of $97,766, travel of $41,731, rent of $27,675 and $12,000 that we incurred on the lease of equipment and bad debt of $54,084. Thus the overall operating expenses for these comparative periods were similar.

Results of Operations for the Six Months Ended March 31, 2011 and March 31, 2010

We reported a net loss of $5,331,111 for the six-months ended March 31, 2011 compared to a net loss of $2,071,276 for the six-month period ending March 31, 2010.  The indicated net losses included stock based compensation in 2011 and 2010 of $3,603,708 and $1,152,625, respectively. Stock based compensation was a substantial component of the net loss of each of the comparative periods, exceeding the sum of all other components of our losses in each of the comparative periods.

Our revenues for the six month period ended March 31, 2011 were $2,045,433 compared to $134,095 in the same six month period in the prior year. The majority of our income in the 2011 six month period was through our contract with AT&T Services, Inc., and currently the bulk of that revenue comes from notifications sent on behalf of Walmart. The revenue increase was related to AT&T programs for Walmart that had not been implemented in that prior comparative period.

Net revenues for the six months ended March 31, 2011, after deducting royalties and application costs of $959,355, is $1,086,078. For the six months ended March 31, 2010 our royalties and application costs of $281,653 exceeded our revenue by $147,558. Our loss from operations for the six months ended March 31, 2011 was $4,652,954 compared to $2,960,351 for the same six month period in 2010.

Operating expenses for the six months in 2011 totaled $5,739,032 which consisted of research and development costs of $32,872, compensation expense of $4,321,237 (including the indicated stock based compensation of $3,603,708), depreciation and amortization expense of $294,580, and general and administrative expenses of $1,090,343.  Included in general and administrative expenses are consulting fees of $335,500, professional fees of $388,489, travel of $126,490, rent of $57,989, and $45,000 that we incurred on the lease of equipment. Operating expenses for the six months in 2010 totaled $2,812,793 which consisted of research and development costs of $47,405, stock based compensation to non-employees of $1,152,625, compensation expense of $690,492, depreciation and amortization expense of $265,733, and general and administrative expenses of $656,538.  Included in general and administrative expenses are consulting fees of $204,650, professional fees of $180,701, travel of $67,024, rent of $55,349, and $24,000 that we incurred on the lease of equipment and bad debt of $54,084.  Stock based compensation was responsible for the majority of the differential between the two comparative periods.

In the first six month period of  2011, we incurred a loss of $651,315 on the settlement of indebtedness, based on the value of shares which we issued to resolve a dispute with a note holder.  In the first six month period of  2010, our loss in this category was only $45,580.

Revenue Development

We have seen continuing development of revenue beginning in the second quarter of our 2010 fiscal year from our Walmart related programs developed with Walmart and AT&T. Currently, more than 90% of our revenues are generated with AT&T Services, Inc., from notifications sent on behalf of Walmart.

The wireless industry is dynamic with constant evolution in technological capabilities resulting in a continuous evolution of product services with varying lifecycles. We have functioned in this industry for many years as an innovator and pioneer of many products that have been implemented and phased out as the industry continues to evolve. Our results in prior periods were related to programs that were being or have now been phased out.

The three month period ended June 30, 2010 began the continuing roll outs of the AT&T programs for Walmart. We saw messaging activity related to those programs develop rapidly from nominal testing to several million messages in that period as an initial test rollout was implemented by Walmart to their retail locations.

During the three month period ended September 30, 2010 we saw dramatic increases in revenue over the prior period as a result of an over seven fold increase in messaging activity from an expanded roll out to many more retail locations. During the three month period ended December 31, 2010 we saw revenue increase to $1,011,738, exceeding the entire year revenue for wireless applications of $792,564 for the prior fiscal year ended September 30, 2010.

During the three month period ended March 31, 2011 we have experienced continuing double digit growth in the messaging activity; although the messaging growth rate is stabilizing as compared to the prior roll out periods.

During this entire three month period we have exceeded total monthly messaging volume thresholds for the top tier pricing. Pricing for messaging levels at this tier minimum and above are at a reduced per message rate. AT&T is also applying the top tier rate retroactively to the lower volume tiers as well.

Future additional messaging growth in the top tier volume thresholds will pace as increased revenue from our AT&T programs for Walmart.

Liquidity and Capital Resources

During the six-month period ending March 31, 2011 cash used in operating activities totaled $853,212; cash used in investing activities totaled $407,074 of which $292,219 comprised the capitalized internal costs of our software development. Cash used during the same six-month period for financing activities was $506,315 and included $320,000 prepaid on a related party debt and $175,000 was paid on our patent acquisition obligation.  We had an overall net decrease in cash for the period of $1,766,601; where the beginning balance for the period was $4,040,169, the cash balance at the end of the period was $2,273,568.

During the six-month period ending March 31, 2010 cash used in operating activities totaled $2,070,998; cash used in investing activities totaled $1,145,956, primarily for capitalized software development costs of $275,359 and for patent and patent application purchase costs of $830,597; cash provided by financing activities totaled $3,576,500  primarily from proceeds from the issuance of shares of our common stock and a convertible note. We had an overall net increase in cash for the 6 month period of $359,546; the beginning balance for the period was $259,558 and the cash balance at the end of the period was $619,104.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4 – Controls and Procedures

Anthony Macaluso, our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), has concluded that, as of March 31, 2011, our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

There is no information required to be disclosed under this Item.

Item 1A – Risk Factors

Not required for Smaller Reporting Companies.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The equity securities that we sold during the three months ended March 31, 2011 and which were not registered with the Securities and Exchange Commission are described below:

1. On January 11, 2011, we issued Peltz Capital Management, LLC 180,000 shares of our common stock upon a net-exercise of 200,000 warrants.

2. On January 28, 2011, Laurence Dunn exercised warrants for 100,000 shares of our common stock at an exercise price of $0.01 per share.

3. On February 17, 2011, we issued Peltz Capital Management, LLC 176,119 shares of our common stock upon a net-exercise of 200,000 warrants.

The sale of the securities described above was exempt from registration under Section 3(a)(9) (or in the case of Mr. Dunn’s exercise, Section 4(2)) of the Securities Act of 1933.

Item 3 – Defaults Upon Senior Securities

None, for the period ending March 31, 2011.

Item 4 – (Removed and Reserved)

Item 5 – Other Information

 We entered into a hire letter agreement with James Orsini dated March 10, 2011 (the “Orsini Agreement”).  Pursuant to the Orsini Agreement, we will pay Mr. Orsini an annual salary of $385,000 (subject to possible annual escalations) for three years, beginning on a May 16, 2011 start date.  The Orsini Agreement also calls for successive two-year renewals unless either party elects against renewal.  Mr. Orsini can also receive discretionary cash bonuses, and after three months of employment he is entitled to receive a $25,000 payment in respect of certain expenses.

We also agreed in the Orsini Agreement to grant Mr. Orsini a total of 4,500,000 upfront stock options under our 2010 Stock Plan vesting over three years of service.

Under the Orsini Agreement, if Mr. Orsini is terminated without cause or due to disability, or if he resigns for good reason (all as defined in the Orsini Agreement) or if we elect not to renew his employment term, then upon giving us a release he shall be entitled to one year of salary continuation and one year of COBRA premiums payments.

Mr. Orsini agreed in the Orsini Agreement not to compete with us for the duration of his employment with us and for 24 months thereafter.

We expect Mr. Orsini to begin his employment and become our Chief Executive Officer and President (and a director) immediately after the filing of this quarterly report on Form 10-Q.  He will also be, until a permanent Chief Financial Officer is hired, our Chief Financial Officer.  These positions are currently held by Anthony Macaluso.  We expect that from and after May 16, 2011, Mr. Macaluso will continue to serve us as our Executive Chairman.  Promptly after Mr. Orsini assumes his officer/director positions, we will file a current report on Form 8-K providing further information about Mr. Orsini and his compensation.

Item 6 – Exhibits

Exhibit Number	Description
10.1*+	Employment letter agreement, dated March 10, 2011, between James Orsini and us.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(b)/ 18 U.S.C. Section 1350.

*	Filed herewith
+	Constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Single Touch Systems Inc.

Date: May 16, 2011	By:	/s/ Anthony Macaluso
Anthony Macaluso, President