Form 10-Q
period 2011-06-30
SINGLE TOUCH SYSTEMS INC
filed 2011-08-15
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2011

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

The number of shares outstanding of each of the issuer's classes of common equity as of August 7, 2011:  129,609,892 shares of common stock

PART I - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements June 30, 2011

SINGLE TOUCH SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,022,845	$4,040,169
Accounts receivable - trade	785,408	514,327
Accounts receivable - related party	38,651	36,762
Prepaid expenses - other	205,223	212,034

Total current assets	2,052,127	4,803,292

Property and equipment, net	240,829	203,091

Other assets
Capitalized software development costs, net	412,131	305,710
Intangible assets:
Patents, net	737,630	779,846
Patent applications cost	515,193	428,729
Deposits and other assets	4,231	15,282

Total other assets	1,669,185	1,529,567

Total assets	$3,962,141	$6,535,950

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - continued

	June 30,	September 30,
	2011	2010
	(Unaudited)

Liabilities and stockholders 'equity
Current liabilities
Accounts payable and accrued expenses	$469,291	$461,364
Accrued compensation	103,880	77,950
Accrued compensation - related party	32,083	-
Current obligation on patent acquisitions	157,717	175,000
Convertible debentures - related parties, including accrued interest, net of discounts	-	197,280

Total current liabilities	762,971	911,594

Long-term liabilities
Obligation on patent acquisitions	-	141,865

Total liabilities	762,971	1,053,459

Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
129,609,892 shares issued and outstanding as of June 30, 2011
and 123,676,892 shares issued and outstanding as of September 30, 2010	129,610	123,677
Additional paid-in capital	123,104,400	118,768,416
Accumulated deficit	(120,034,840)	(113,409,102)
Common stock subscriptions receivable	-	(500)

Total stockholders' equity	3,199,170	5,482,491

Total liabilities and stockholders' equity	$3,962,141	$6,535,950

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue
Wireless applications	$1,154,710	$131,451	$3,200,143	$265,546

Operating Expenses
Royalties and application costs	580,734	153,554	1,540,089	435,207
Research and development	7,779	28,759	40,651	76,164
Stock based compensation - non employees	395,100	-	822,384	1,152,625
Compensation expense, including stock based
compensation during the three and nine months ended
June 30, 2011 of $260,000 and $3,436,424, respectively	699,129	342,181	4,593,083	1,032,673
Depreciation and amortization	165,366	208,973	459,946	474,706
Professional fees	201,546	58,996	590,032	239,697
Consulting fees	152,000	60,000	487,500	208,400
General and administrative	231,103	157,965	606,009	485,401
Total operating expenses	2,432,757	1,010,428	9,139,694	4,104,873

Loss from operations	(1,278,047)	(878,977)	(5,939,551)	(3,839,327)

Other Income (Expenses)
Changes in fair value of derivative and warrant liability	-	(11,842,600)	-	(10,660,100)
Loss on settlement of indebtedness	-	(1,843,407)	(651,315)	(1,888,987)
Interest expense	(16,580)	(307,551)	(34,072)	(554,596)

Net income (loss) before income taxes	(1,294,627)	(14,872,535)	(6,624,938)	(16,943,010)

Provision for income taxes	-	-	(800)	(800)

Net income (loss)	$(1,294,627)	$(14,872,535)	$(6,625,738)	$(16,943,810)

Basic and diluted loss per share	$(0.01)	$(0.19)	$(0.05)	$(0.23)

Weighted average shares outstanding	128,472,131	78,764,275	126,908,269	72,689,722

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	June 30,
	2011	2010

Cash Flows from Operating Activities
Net loss	$(6,625,738)	$(16,943,810)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of discount on convertible debt	-	282,255
Impairment loss	-	53,999
Depreciation expense	70,823	71,585
Amortization expense - software development costs	295,285	361,084
Amortization expense - patents	93,838	42,037
Provision for bad debts	-	54,084
Loss on settlement of indebtedness	651,315	1,888,987
Stock based compensation	4,258,808	-
(Increase) decrease in assets
(Increase) decrease in accounts receivable	(272,970)	(112,911)
(Increase) decrease in prepaid expenses	6,811	1,177,608
(Increase) decrease in deposits and other assets	11,051	-
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	(27,169)	(562,340)
Increase (decrease) in accrued compensation	58,014	(55,500)
Increase (decrease) in accrued expenses	(1,343)	(199,300)
Increase (decrease) in accrued interest	5,686	131,741
Increase (decrease) in derivative liability	-	10,660,100

Net cash used in operating activities	(1,475,589)	(3,150,381)

Cash Flows from Investing Activities
Purchase of property and equipment	(108,560)	(40,000)
Purchase of patent and patent applications	(71,649)	(904,720)
Capitalized software development costs	(401,706)	(360,465)

Net cash used in investing activities	$(581,915)	$(1,305,185)

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	For the Nine Months Ended
	June 30,
	2011	2010

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$8,150	$10,193,004
Offering costs	-	(134,320)
Fees paid pursuant to a warrant settlement	(30,000)	-
Proceeds received from related parties	17,685	-
Proceeds from issuance of convertible debt	-	500,000
Repayments on related party loans	(790,822)	(504,000)
Principal reduction on notes payable	(164,833)	(875,222)

Net cash provided by (used in) financing activities	(959,820)	9,179,462

Net increase (decrease) in cash	(3,017,324)	4,723,896

Beginning balance - cash	4,040,169	259,558

Ending balance - cash	$1,022,845	$4,983,454

Supplemental Information:

Interest expense paid	$14,345	$181,244

Income taxes paid	$800	$800

Non-cash investing and financing activities:

During the nine months ended June 30, 2011, the Company issued 944,316 shares of its common stock through the cashless exercise of 1,050,000 warrants.

During the nine months ended June 30, 2011, the Company issued 723,684 shares of its common stock through a settlement with a former Note holder as to the number of shares he was entitled to in the original conversion of his note. The Company recognized a loss of $651,315 on the issuance of the 723,684 shares.

During the nine months ended June 30, 2011, the Company issued 3,400,000 shares of its common stock to two officers as compensation. The shares were valued at $2,960,000 and charged to operations as compensation expense.

In June 2011, the Company issued 100,000 shares of its common stock to its outside legal counsel valued at
$50,000, which was charged to operations.

During the nine months ended June 30, 2011, the Company charged $575,857 to equity relating to the amortization of discounts on related party convertible debt (See Note 9).

During the nine months ended June 30, 2011, the Company granted options to its officers, employees, employees and certain consultants to purchase 21,155,000 sharers of the Company's common stock.
Of the options granted, 10,655,000 vested during the period and were valued at $1,245,808 which were charged to operations.

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the nine months ended June 30, 2010

During the nine months ended June 30, 2010, the Company issued 612,500 common shares in cancellation of professional and consulting fees totaling $368,304. The shares were valued at their respective market value on date of issuance and the Company recognized a loss on the settlement of debt in the amount of $97,977.

During the nine months ended June 30, 2010, the Company issued a total of 28,993,896 common shares to the Company's then President, in cancellation of convertible debt totaling $2,319,512.

During the nine months ended June 30, 2010, the Company issued a total of 918,063 common shares to the Company's then President's wholly owned company in cancellation of convertible debt due it totaling $73,445.

During the nine-months ended June 30, 2010, the Company issued convertible promissory notes to its then President, and his wholly owned company evidencing the remaining balances due for loans, accrued interest and accrued compensation totaling $789,182. The Company also recorded a discount on these two notes of $789,182 for the beneficial conversion features of these notes.
The $789,182 was credited to equity.

During the nine months ended June 30, 2010, the Company issued 1,607,521 shares in cancellation of notes payable and related accrued interest due third to parties totaling $596,346. The shares were valued at their respective market value on date of issuance and the Company recognized a loss on the settlement of debt in the amount of $1,831,011.

During the nine months ended June 30, 2010 the Company recorded a $500,000 discount related to the beneficial conversion feature of a convertible note.

During the nine months ended June 30, 2010, the Company issued 22,527,919 shares of its common stock for $10,192,004 in cash.

During the nine months ended June 30, 2010 the Company issued 150,000 shares of its common stock to a Director through the exercise of an option. The shares were issued for $1,500 in cash.

During the nine months ended June 30, 2010, the Company paid $134,320 and granted warrants to purchase 1,155,814 shares of the Company's common stock at $1 per share in connection with the
Company's private stock offerings. The Company valued the warrants at their respective market value on date of the respective grants totaling $558,200. In addition, the Company accrued an additional
$137,500 for fees due on its June 2010 share offerings. The total offering costs of $830,020 were offset against the proceeds received from the offerings.

During the nine months ended June 30, ,2010, the Company charged $1,045,930 to equity relating to the amortization of discounts on related party convertible debt.

During the nine months ended June 30, 2010, the Company acquired patents and patent applications from an unrelated third party for a total of $831,394 including the down payment of $550,000.

The accompanying notes are an integral part of these financial statements

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
June 30, 2011
 (Unaudited)

1.     Business and Basis of Presentation

Single Touch Systems Inc. (“the Company”) is an innovative mobile media solutions provider serving retailers, advertisers and brands.  Through patented technologies and a modular, adaptable platform, its multi-channel messaging gateway enables marketers to reach consumers on all types of connected devices. The Company was originally incorporated on May 31, 2000, in the State of Delaware as Hosting Site Network, Inc. On May 12, 2008, the Company changed its name to Single Touch Systems Inc.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2011, and the results of its operations and cash flows for the three months and nine months ended June 30, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to present an overview of the Company’s financial position that is not misleading. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 and filed with the Commission on December 29, 2010.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

2.     Summary of Significant Accounting Policies

Reclassification
Certain reclassifications have been made to conform the 2010 amounts to 2011 classifications for comparative purposes.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Single Touch Systems Inc. and its wholly owned subsidiaries, Single Touch Interactive, Inc, and HSN, Inc. (an inactive company formed in New Jersey on August 21, 2001). Intercompany transactions and balances have been eliminated in the consolidation of the financial statements.

Revenue Recognition
Revenue is derived on a per message/notification basis through the Company’s patented technologies and a modular, adaptable platform, designed to create multi-channel messaging gateways for all types of connected devices.  Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104.  As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

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

Depreciation is computed using straight-line and accelerated methods for financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Software development	2- 3 years
Equipment	5 years
Computer hardware	5 years
Office furniture	7 years

Long-Lived Assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value.  For the nine months ended June 30, 2011, the Company determined that none of its long-term assets were impaired. During the nine months ended June 30, 2010, the Company recognized an impairment loss of $53,999 pertaining to certain abandoned software development costs.

Prepaid Royalties
The Company’s agreements with licensors and developers generally provide it with exclusive publishing rights and require it to make advance royalty payments that are recouped against royalties due to the licensor or developer based on product sales. Prepaid royalties are amortized on a software application-by-application basis, based on the greater of the proportion of current year sales to total current and estimated future sales or the contractual royalty rate based on actual net product sales. The Company continually evaluates the recoverability of prepaid royalties, and charges to operations the amount that management determines is not likely to be recouped at the contractual royalty rate in the period in which such determination is made or at the time the Company determines that it will cancel a development project. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year.

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

Issuances Involving Non-Cash Consideration
All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to employees as well as professional and consulting services.

Stock Based Compensation
The Company accounts for stock-based compensation under ASC Topic 505-50, formerly SFAS No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.”  These standards define a fair value-based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the period in which the Company expects to receive the benefit, which is generally the vesting period. The value of the stock-based award is determined using the Black-Scholes Option Model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expenses on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three  and nine months ended June 30, 2011, the Company recognized stock based compensation expense of $655,100 and $4,258,808, respectively. The $4,258,808 relates to the issuance of 3,000,000 shares of the Company’s common stock to its former President (current Executive Chairman) in December 2010 and 400,000 shares issued to its current Chief Executive Officer in May 2011 valued at a total of $2,960,000, the issuance of 100,000 shares to the Company’s outside legal counsel valued at $50,000, from the granting of options valued at $903,708  to employees, directors and consultants to purchase 9,655,000 shares of the Company’s common stock in December 2010 and from the granting of options valued at $345,100 to a consultant to purchase 1,000,000 shares of the Company’s common stock in June 2011. During the three and nine months ended June 30, 2010, the Company recognized stock based compensation expense of $0 and $1,152,625, respectively. The $1,152,625 relates to the granting of a common stock warrants to an advisor.

Loss Per Share
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2011 that have been excluded from the computation of diluted net loss per share include 31,558,486 warrants, and 29,830,000 options. Potential common shares as of June 30, 2010 that have been excluded from the computation of diluted net loss per share include 38,219,293 warrants, 8,675,000 options, and $1,289,182 of debt convertible into 3,484,276 shares of the Company’s common stock.

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

Of the Company’s revenue earned during the three and nine month periods ended June 30, 2011, approximately 98%, and 98%, respectively, were generated from contracts with eight customers covered under the Company’s master services agreement with AT&T. Of the Company’s revenue earned during the three and nine month periods ended June 30, 2010, approximately 60% and 82%, respectively, were generated from contracts with four customers covered under the Company’s master services agreement with AT&T.

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

Convertible Debentures
If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense or equity (if the debt is due to a related party) over the life of the debt using the effective interest method.

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

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04—Fair Value Measurement (Topic 820); Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). ASU No. 2011-04 provides clarity to the fair value definition in order to achieve greater consistency in fair value measurements and disclosures between U.S. GAAP and IFRS. Additional disclosures are required regarding transfers of assets between Level 1 and 2 of the fair value hierarchy and regarding sensitivity of fair values for Level 3 assets. The effective date of this amendment is for fiscal periods beginning after December 15, 2011. The adoption of this amendment is not anticipated to have a material impact on the Company’s financial condition, results of operations or its liquidity.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3.     Accounts Receivable

Fees earned but not paid as of June 30, 2011, net of any revenue sharing, amounted to $824,059. Of this amount $38,651 is due from Activate, Inc., a related party.

4.     Property and Equipment

The following is a summary of property and equipment at June 30, 2011:

Computer hardware	$679,599
Equipment	46,731
Office furniture	37,194
763,524
Less: accumulated depreciation	(522,695)
$240,829

Depreciation expense for the three months ended June 30, 2011 and 2010 was $24,286 and $20,894, respectively. Depreciation expense for the nine months ended June 30, 2011 and 2010 was $70,823 and $71,585, respectively.

5.     Capitalized Software Development Costs

The following is a summary of capitalized software development costs at June 30, 2011:

Beginning balance – October 1, 2010	$305,710
Additions	401,706
Amortization	(295,285)
Charge-offs	-
Ending balance	$412,131

Amortization expense for the three months ended June 30, 2011 and 2010 was $82,458 and $156,126, respectively.  Amortization expense for the nine months ended June 30, 2011 and 2010 was $295,285 and $346,084, respectively.

Amortization expense for the remaining estimated lives of these costs are as follows:

Period ending June 30, 2011
2012	$174,473
2013	237,658
$412,131

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

The Company valued the intellectual property at the fair value of the common shares and warrants provided totaling $5,470,851. The property purchased, however, had not reached technological feasibility, therefore, the Company valued the technology at its estimated fair value of $104,418 and recognized an impairment loss during the year ended September 30, 2009 of $5,366,433. The Company is amortizing the technology’s estimated fair value of $104,418 over its seven-year estimated life. The Company incurred additional legal fees associated with the patent applications during the year ended September 30, 2010 of $37,163. Costs associated with patent applications upon which no patent has issued are not being amortized. Upon the issuance of a patent, its respective costs will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations.  On March 30, 2010, the Company was issued US Patent 7,689,706 “System and Method for Streaming Media.” The costs associated with this patent of $25,225 are being amortized over the patent’s estimated useful life of seven years.

On December 14, 2009, the Company’s Executive Chairman assigned all of his rights in a patent and various patent applications to the Company for a total of $244,840, which represented the total legal fees he incurred relating to the property transferred. Of the $244,840 total, $42,368 is allocated to the cost of the patent and $202,472 is allocated to the various patent applications. The Company incurred additional legal fees associated with the patent applications during the three months ended December 31, 2009 of $42,368. Costs associated with patent applications upon which no patent has been issued are not being amortized. Upon the issuance of a patent, its respective costs will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations.

On March 15, 2010, the Company purchased six patents and three patent applications from an unrelated third party (“the Seller”) for $900,000, of which $550,000 was paid on the execution of the purchase agreement and $175,000 was due on or before March 15, 2011 and was paid a timely manner. The final installment of $175,000 is due on or before March 15, 2012. As the agreement did not provide for any stated interest on the payments, the Company was required to impute interest on the payment stream. The Company present valued the payments at $831,394 using an effective interest rate of 15% in its computation. Of the $831,394, $706,685 was allocated to the purchased patents and $124,709 was allocated to the patent applications. The patents are being amortized over seven years. The value assigned to the patent applications upon which no patent has yet been issued is not amortized. Upon the issuance of a patent, its respective costs will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations.  The Company granted the Seller a license to utilize all acquired patents over their respective lives on a world-wide basis for no consideration. In addition, the Company is required to reserve ten abbreviated dialing codes for a five-year period for the Seller.

In January 2011, the Company was issued US Patent 7,865,181 “Searching for mobile content” and US Patent 7,865,182 “Over-the-air provisioning of mobile device settings.” The costs associated with these patents totaling $29,254 are being amortized over the patents’ estimated useful lives of seven years.

Amortization charged to operations for the three months ended June 30, 2011 and 2010 was $31,121 and $30,217, respectively. Amortization charged to operations for the nine months ended June 30, 2011 and 2010 was $93,838 and $42,037, respectively. A summary of patent costs subject to amortization at June 30, 2011 is as follows:

Patent costs	$908,479
Less accumulated amortization	(170,849)
$737,630

A schedule of amortization expense over the estimated life of the patents is as follows:

Period Ending June 30, 2011
2012	$127,955
2013	127,955
2014	127,955
2015	127,955
2016	127,955
Thereafter	97,855
$737,630

7.     Income Taxes

As of June 30, 2011, for income tax purposes, the Company has unused operating loss carryforwards of approximately $29,500,000, which may provide future federal tax benefits of approximately $10,256,000 and which expire in various years through 2030 in addition to future state tax benefits of approximately $1,027,000 which expire in various years through 2021.  An allowance of $11,283,000 has been provided to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize. Timing differences between expenses deducted for income tax and deducted for financial reporting purposes are insignificant and have no material impact on the differences in the reporting of income taxes.

The provisions for income tax expense for the nine months ended June 30, 2011 and 2010 are as follows:

	2011	2010
Current
Federal	$-	$-
State	800	800
Total income tax expense	$800	$800

8.     Obligations on Patent Acquisitions

As discussed in Note 6, the Company acquired in March of 2010 six patents and three patent applications for a payments totaling $900,000, of which $725,000 was paid. The remaining $175,000 is payable in March 2012. The patents have been pledged as collateral against the remaining balance due. As the agreement did not provide for any stated interest, the Company imputed interest at an annual rate of 15%. The present value of the remaining payment at June 30, 2011 amounted to $157,717. Interest accrued and charged to operations for the three months ended June 30, 2011 and 2010 totaled $5,685 and $0, respectively. Interest accrued and charged to operations for the nine months ended June 30, 2011 and 2010 totaled $27,769 and $0, respectively. The maturity of the long-term portion of the obligation is as follows:

March 31, 2012	$175,000
Less imputed interest	(17,283)
$157,717

9.     Related Parties – Loan Activities

Note payable - officer
The Company’s Executive Chairman assisted in funding the operations of the Company through loan advances of which a portion were repaid as such. On July 24, 2008, the Company modified the terms of the debt and the balance due to him on that date, including accrued interest and accrued compensation totaling $2,319,512, and evidenced it with a convertible promissory note bearing interest at an annual rate of 8%. Interest was payable monthly and the principal outstanding balance is payable on demand. If no demand was made, then the principal balance and any accrued interest were fully due and payable on July 15, 2010. Any portion of the outstanding principal loan balance was convertible into shares of the Company’s common stock at a price of $0.08 per share. On June 28, 2010, he and his assignee elected to convert the principal balance due of $2,319,512 into 28,993,896 shares of the Company’s common stock.

The Company accounted for the modification of the debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and APB Opinion 26 (ASC Topic 470-50), and recognized a gain on the modification of $2,319,512 that was charged to equity. The convertible debt was recorded net of a discount that includes a beneficial conversion feature (“BCF”) amounting to $2,319,512. The discount is amortized to equity over the life of the debt using the effective interest method. Interest charged to operations relating to this note for the three months and nine months ended June 30, 2010 amounted to $45,246 and $133,778, respectively. For the three months and nine months ended June 30, 2010, the Company charged $411,963 and $1,009,737, respectively, to equity on the amortization of the discount.

On June 28, 2010, the Company issued its Executive Chairman  a new convertible promissory note totaling $155,531, which consisted of the remaining accrued interest due him on the above indicated converted note totaling $31,950 and accrued compensation due him  (net of payroll taxes) totaling $123,581. The new note accrued interest at an annual rate of 1% and the principal balance owed was convertible into shares of the Company’s common stock at a price of $0.37 per share. The remaining principal outstanding balance and accrued interest of $156,696 were fully paid off during the three months ended June 30, 2011. Interest charged to operations relating to this note for the three months and nine months ended June 30, 2011 amounted to $180 and $944, respectively.

The Company valued the conversion feature of the note at $155,531 using the Black-Scholes Option Model and the conversion feature was recorded as a discount against the note’s outstanding balance. The discount is amortized to equity over the life of the debt using the effective interest method.  For the three months and nine months ended June 30, 2011, the Company charged $34,514 and $104,915, respectively, to equity on the amortization of the discount.

Note Payable - Activate, Inc.
Activate, Inc. (“Activate”), a corporation wholly owned by the Company’s Executive Chairman, advanced the Company $50,000. Under the originally terms of the loan, the advance was assessed interest at an annual rate of 8% and was fully due and payable with accrued interest in December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due to Activate on that date, including accrued interest, totaling $73,445 and evidenced it with a convertible promissory note bearing interest at an annual rate of 8%. Interest was payable monthly and the principal outstanding balance was payable on or before July 15, 2010. Any portion of the outstanding principal loan balance was convertible into shares of the Company’s common stock at a price of $0.08 per share. On June 28, 2010, Activate converted the principal balance due it of $73,445 into 918,063 shares of the Company’s common stock. Interest charged to operations relating to this note for the three and nine months ended June 30, 2010 amounted to $1,433 and $4,325.

The Company accounted for the modification of the debt pursuant to EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” and APB Opinion 26 (ASC Topic 470-50), and recognized a gain on the modification of $73,445 that was charged to equity.  The convertible debt was recorded net of a discount that includes BCF amounting to $73,445. The discount is amortized to equity over the life of the debt using the effective interest method. For the three and nine months ended June 30, 2010, the Company charged $13,558 and $31,972, respectively, to equity on the amortization of the discount.

The balance of Activate’s additional outstanding advances to the Company and related accrued interest at June 28, 2010 amounted to $345,567 and were converted into a new convertible promissory note as discussed below.

In June 2009, Activate purchased a $250,000 promissory note from a creditor of the Company and assumed all of the creditor’s rights and interest in the note.  The note bore interest at an annual rate of 10%. Interest accruing on this note during the three and nine months ended June 30, 2010 amounted to $6,164 and $13,776, respectively, which was charged to operations.

As indicated above, on June 28, 2010, the Company issued Activate a new convertible promissory note totaling $633,651, which accrued interest at an annual rate of 1%. The principal balance owed was convertible into shares of the Company’s common stock at a price of $0.37 per share. Activate had the right to convert at anytime up to June 27, 2011, the stated maturity date of the note.  The remaining principal balance and accrued interest totaling $318,367 were fully paid during the three months ended June 30, 2011. Interest charged to operations relating to this note for the three months and nine months ended June 30, 2011 amounted to $223 and $3,084, respectively.

The Company valued the conversion feature of the note at $633,651 using the Black-Scholes Option Model and the conversion feature was recorded as a discount against the note’s outstanding balance. The discount is amortized to equity over the life of the debt using the effective interest method.  For the three months and nine months ended June 30, 2011, the Company charged $76,428 and $471,242, respectively, to equity on the amortization of the discount.

Other Related Party Loans
A then Company director advanced funds totaling $199,500 to the Company. The balance of the advances began accruing interest in December 2008 at an annual rate of 8%. Interest accrued and charged to operations during the year ended September 30, 2010 and 2009 amounted to $11,893 and $13,118, respectively. Interest accrued and charged to operations during the three months and nine months ended June 30, 2010 amounted to $3,935 and $11,893, respectively. The total balance owed as of June 28, 2010 of $224,511, including accrued interest, was cancelled in exchange for the issuance of 606,768 shares of the Company’s common stock.

10.   Notes Payable – Other

On December 5, 2008, the Company entered into a Loan and Security Agreement with a third party for a total loan of $1,000,000. Proceeds from the loan were net of loan fees incurred by the lender. The loan bore interest at an annual rate of 10% and accrued interest became payable 90 days after the loan proceeds were received. All related party debt was subordinate to this loan. The loan had been guaranteed by the Company’s Executive Chairman, and was secured by the Company’s assets.  The loan and accrued interest was fully paid during the year ended September 30, 2010. Accrued interest charged to operations for the three and nine months ended June 30, 2010 amounted to $0 and $27,222, respectively.

An unrelated third party advanced a total of $134,500 to the Company. The total balance owed as of June 28, 2010 including accrued interest of $148,532 was cancelled in exchange for the issuance of 399,356 shares of the Company’s common stock. Accrued interest charged to operations for the three and nine months ended June 30, 2010 amounted to $2,653 and $8,018, respectively.

An unrelated third party advanced a total of $50,085 to the Company. The total balance owed as of June 28, 2010 including accrued interest of $53,971 was cancelled in exchange for the issuance of 145,344 shares of the Company’s common stock. Accrued interest charged to operations for the three and nine months ended June 30, 2010 amounted to $988 and $3,886, respectively.

An unrelated third party advanced a total of $150,000 to the Company. The total balance owed as of June 28, 2010 including accrued interest of $169,331 was cancelled in exchange for the issuance of 456,053 shares of the Company’s common stock. Accrued interest charged to operations for the three and nine months ended June 30, 2010 amounted to $2,959 and $8,942, respectively.

11.   Related Party Transactions

Soapbox Mobile, Inc. leased the use of servers, certain other equipment, fixtures and furniture, an analytic platform and other software, and certain service accounts to the Company from February 2008 through June 2010 at a monthly rate of $4,000 and has been providing them to the Company since July 1, 2010 at a monthly rate of $7,500. The Company’s Executive Chairman is a majority shareholder of Soapbox Mobile, Inc. Rent expense pertaining to this lease for the three months ended June 30, 2011 and 2010 was $0 and $12,000, respectively. Rent expense pertaining to this lease for the nine months ended June 30, 2011 and 2010 was $45,000 and $36,000, respectively.

On June 30, 2011, the Company entered into an agreement with its Executive Chairman whereby the Company was granted an option to acquire his 55% interest in Soapbox. Under the terms of the option grant, the Company is required to pay a deposit of $155,000 which will be refunded in the event the acquisition is not consummated. The option term is three months in which both parties will perform due diligence necessary to determine the value of the 55% interest and perform other actions necessary to complete the acquisition. The option period commences when the $155,000 is paid.

On May 16, 2011, James Orsini became the Company’s Chief Executive Officer and President. He will also serve as the Company’s Chief Financial Officer until the Company finds a permanent replacement. These positions were previously held by Anthony Macaluso. Anthony Macaluso will continue to serve the Company as the Company’s Executive Chairman. Mr. Orsini was also appointed as a director.

As part of his compensation, the Company granted Mr. Orsini, effective May 16, 2011, a total of 4,500,000 upfront stock options under the Company’s 2010 Stock Plan with 1,500,000 of the options (at an exercise price of $0.63 per share) vesting after one year of service, 1,500,000 of the options (at an exercise price of $0.90 per share) vesting after two years of service and 1,500,000 of the options (at an exercise price of $0.90 per share) vesting after three years of service. The terms of the option grant provide for cashless exercise. In addition, the Company issued Mr. Orsini 400,000 shares of its common stock as additional compensation. The common shares were valued at $260,000, which was charged to operations as compensation expense.

On June 1, 2011, in full satisfaction to the terms of Mr. Macaluso’s new employment agreement requiring the Company to grant stock options to him and after taking account of certain remissions, the Company granted him options to purchase 4,500,000 shares of its common stock under the Company’s 2010 Stock Plan with 1,500,000 of the options (at an exercise price of $0.65 per share) vesting on May 16, 2012 ,1,500,000 of the options (at an exercise price of $0.90 per share) vesting on May 16, 2013, and 1,500,000 of the options (at an exercise price of $0.90 per share) vesting on May 16, 2014. In addition, on June 1, 2011 the Company granted him 750,000 options to purchase common shares under the Company’s 2010 Stock Plan (at an exercise price of $0.65 per share) vesting on September 30, 2011.The terms of the option grants provide for cashless exercise.

In June 2011, the Company issued 665,000 shares of its common stock to a then Company director upon his exercise of 665,000 warrants at a price of $0.01 per share.

In January 2011, the Company issued 100,000 shares of its common stock to the same then director through an exercise of 100,000 warrants at a price of $0.01 per share.

In March 2010, the same then director as indicated above exercised warrants to purchase 50,000 shares of the Company’s common stock for $500, which was received by the Company in May 2011.

On December 14, 2009, the Company's then President assigned all of his rights in a patent and various patent applications to the Company for a total of $244,840, which represented the total legal fees he incurred relating to the property transferred.

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

The Company complies with the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), previously referred to as SFAS No. 157. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC Topic 820-10-35, “Fair Value Measurements and Disclosures - Subsequent Measurement” (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The Company also follows ASC Topic 825, “Interim Disclosures about Fair Value of Financial Instruments,” previously referred to as FAS 107-1, to expand required disclosures.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2011:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Obligation on patent acquisitions	-	$157,717	-	$157,717

13.  Stockholders’ Equity

Common Stock
The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the three months ended June 30, 2011, the Company issued 1,387,222 shares of its common stock of which 222,222 shares were issued in the cashless exercises of 250,000 warrants, 400,000 shares were issued to the Company’s new CEO as compensation, 665,000 shares of common stock were issued through an exercise by a former director of 665,000 warrants at a price of $0.01 per share, and 100,000 shares were issued to the Company’s outside legal counsel for services rendered valued at $50,000.

During the three months ended June 30, 2010, the Company issued 42,075,307 shares of its common stock of which 322,500 shares were issued to various professionals and a consultant in exchange for the cancelation of $236,853 due them for past services, 1,607,521 shares were issued in cancellation of notes payable and accrued interest totaling $596,346, and 29,911,959 shares were issued for the conversion of debt due the Company’s President and his wholly owned company totaling $2,392,957, 100,000 common shares were issued to a former director of the Company for $1,000, and 10,133,327 common shares were issued for $6,156,004 in cash. The 322,500 shares issued to the consultant and other professionals were valued at the trading price of the shares on their respective date of issuance and the Company recognized a loss on the issuances totaling $46,846 during the three-month period. The 1,607,521 shares issued in cancellation of notes payable and accrued interest were valued at the trading price of the shares on their respective date of issuance and the Company recognized a loss on the issuances totaling $1,831,011 during the three-month period.

Warrants
During the three months ended June 30, 2011, the Company issued 222,000 shares of its common stock in the cashless exercise of 200,000 warrants and another 665,000 shares of common stock to a director through the exercise of 665,000 warrants at a price of $0.01 per share.

Options
On April 22, 2008, the Company adopted its 2008 Stock Option Plan (“the Plan”). Under the Plan, the Company reserved 8,800,000 shares of its common stock to be issued to employees, directors, consultants, and advisors. The exercise price under the Plan cannot be less than the fair market value of the shares on the date of grant. In 2008, the Company granted options to employees, directors, and consultants to purchase a total of 8,675,000 shares of the Company’s common stock at $1.375 per share. The options expire three years from their respective date of vesting, which is as follows:

Number of
Vesting Date	Options
July 28, 2008	6,000,000
July 28, 2009	1,320,000
July 28, 2010	1,355,000
8,675,000

The 6,000,000 options that vested on July 28, 2008 were granted to the Company’s then President. These 8,675,000 options were valued at $544,790 using the Black-Scholes Option Model based upon an expected life of three years, a risk-free interest rate of 2.90%, and a expected volatility of 94%. At the date of grant, the Company’s common stock had a trading price of $0.25 per share. The Company is charging the $544,790 to operations as compensation expense based upon the vesting of the respective options. The Company did not recognize any compensation expense during the three months and nine months ended June 30,  2011 or 2010 relating to these options.

In December 2010, the Company’s Board of Directors adopted a 2010 Stock Plan (“the 2010 Plan”) to provide common stock option grants to selected employees, non-employee directors, consultants and advisors.  The total number of shares originally subject to the 2010 Plan is 15,000,000. On June 1, 2011, the Company amended the plan increasing the number of subject shares to 25,000,000. The 2010 Plan is administered by the Company’s Board of Directors and, pursuant to the 2010 Plan, the Board granted 9,655,000 options to employees, non-employee directors and consultants on December 6, 2010 at an exercise price of $0.90 per share expiring three years from the date of the grant. The 9,655,000 options were valued at $903,708 under the Black-Scholes Option Model using a trading price of $0.90 per share, a risk-free interest rate of 1.99% and a volatility of 137%.

On May 16, 2011and June 1, 2011, the Company granted options to its Chief Executive Officer and its Executive Chairman to purchase a total of 9,750,000 shares of the Company’s common stock at prices ranging from $0.63 per share to $0.90 per share (see Note 11). The 9,750,000 options were valued at $5,257,125 under the Black-Scholes Option Model using a trading price of $0.65 per share, a risk-free interest rate of 1.83%, and a volatility of 132%. The $5,257,125 will be charged to operations over the respective options’ vesting schedule which commences in September 2011.

On June 28, 2011, the Company granted options to its outside legal counsel to purchase 750,000 shares of the Company common stock at a purchase price of $0.65. The 750,000 options were valued at $317,400 under the Black-Scholes Option Model using a trading price of $0.50 per share, a risk-free interest rate of 1.62%, and a volatility of 132%. The options vest over a nine month period commencing July 1, 2011.

On June 28, 2011, the Company granted options to a consultant to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $0.80. The 1,000,000 options were valued at $314,100 under the Black-Scholes Option Model using a trading price of $0.50 per share, a risk-free interest rate of 1.62%, and a volatility of 132%. The options were immediately vested on the grant date and the Company charged the $314,100 to operations.

A summary of outstanding stock warrants and options is as follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding – September 30, 2010	47,411,820	$0.98
Granted	9,655,000	0.90
Exercised	(400,000)	(0.08)
Cancelled	-	-
Outstanding – December 31, 2010	56,666,820	$0.96
Granted	-	-
Exercised	(500,000)	(0.07)
Cancelled	-	-
Outstanding – March 31, 2011	56,166,820	$0.97
Granted	11,500,000	0.68
Exercised	(915,000)	(0.03)
Cancelled	(5,413,334)	(1.24)
Outstanding – June 30, 2011	61,338,486	$0.90

Of the 61,338,486 options and warrants outstanding, 50,838,486 are fully exercisable at June 30, 2011.

14.  Commitments and Contingency

Licensing Fee Obligations
The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company when utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

15.  Subsequent Events

1)
On July 13, 2011, the Company granted options to certain employees and an outside consultant to purchase a total of 6,750,000 shares of the Company’s common stock at prices ranging from $0.55 per share to $0.90 per share.

2)	On July 13, 2011, the Company’s Executive Chairman returned 3,000,000 options for cancelation.

3)	On August 8, 2011 the Board granted 200,000 options under the 2010 Stock Plan to a non-employee director.

4)	On August 8, 2011 the Board granted 200,000 options under the 2010 Stock Plan and 25,000 shares under the 2009 stock plan to a non-employee director.

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

Revenue Recognition
Revenue is derived on a per message/notification basis through the Company’s patented technologies and a modular, adaptable platform, designed to create multi-channel messaging gateways for all types of connected devices.  Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104.  As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

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

Long-Lived Assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value.

Prepaid Royalties
The Company’s agreements with licensors and developers generally provide it with exclusive publishing rights and require it to make advance royalty payments that are recouped against royalties due to the licensor or developer based on product sales. Prepaid royalties are amortized on a software application-by-application basis, based on the greater of the proportion of current year sales to total current and estimated future sales or the contractual royalty rate based on actual net product sales. The Company continually evaluates the recoverability of prepaid royalties, and charges to operations the amount that management determines is not likely to be recouped at the contractual royalty rate in the period in which such determination is made or at the time the Company determines that it will cancel a development project. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year.

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

Issuances Involving Non-Cash Consideration
All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to employees as well as professional and consulting services.

Stock Based Compensation
The Company accounts for stock-based compensation under ASC Topic 505-50, formerly SFAS No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.”  These standards define a fair value-based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the period in which the Company expects to receive the benefit, which is generally the vesting period. The value of the stock-based award is determined using the Black-Scholes Option Model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expenses on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

Convertible Debentures
If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense or equity (if the debt is due to a related party) over the life of the debt using the effective interest method.

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

Overview

Single Touch Systems Inc. is an innovative mobile media solutions provider serving retailers, advertisers and brands.  Through patented technologies and a modular, adaptable platform, our multi-channel messaging gateway enables marketers to reach consumers on all types of connected devices, with information that engages interest, drives transactions and strengthens relationships and loyalty.

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

Currently, over 95% of our revenues are paid to us through our Master Services Agreement (“MSA”) with AT&T Services, Inc. This MSA with AT&T is a strategic reselling agreement enabling our innovative mobile solutions and product offerings to retailers, advertisers and established products brands in all consumer segments.

AT&T is a telecommunications giant, offering land line and mobile communications along with broadband and digital TV services.

Currently the bulk of our revenue through the AT&T MSA comes from notifications sent on behalf of Walmart and Sams Club.

We have additional active programs operating under the AT&T MSA which we are working to expand by capitalizing on the marketing experience and strong brand relationships of our new executive management team.  Our new CEO, James Orsini brings over 25 years of experience working at industry leading marketing services firms, brand identity firms and advertising agencies. Prior to joining Single Touch, at Saatchi & Saatchi he worked with some of the world’s global brands including Miller Coors, Lenovo, Novartis, and J.C. Penney while also working with the world’s largest marketers including General Mills and Procter & Gamble Co. We presently serve the world’s largest retailer through our relationship with one of the world’s largest global communications providers and will now begin to leverage that experience in discussions with global retailers, brands and advertising agencies as we win new business.

With respect to our existing programs, we continue our development and preparations to insert additional contextually relevant content including coupons, promotions, sponsorships, and product reviews to the consumer at or near the point of sale. Earlier this year, we received approval for this type of content delivery through the AT&T MSA. This is significant to Single Touch in that our per message revenue will increases significantly when we include premium content.    We see this as an important next step towards demonstrating how our mobile media solutions platform creates customer loyalty and brand awareness for retailers, advertisers and brands.

We own a portfolio of intellectual property relevant to our industry related to mobile search, commerce, advertising and streaming media. We have an ongoing dialogue with the notable law firm of McKool Smith focused on how to defend and protect our patented technology against unauthorized users and infringers. McKool Smith has evaluated industry activities, market size, and potential infringers. We continue to work closely with McKool as we develop our strategy to monetize these assets which may also include strategic licensing opportunities where appropriate.

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

Our operating history makes predictions of future operating results difficult to ascertain. Our revenue development is recent and concentrated through a single customer. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of development. Such risks include, but are not limited to, an evolving business model and the management of growth.  To address these risks we must, among other things, diversify our customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2011 and June 30, 2010

We reported a net loss of $1,294,627 for the three-months ended June 30, 2011 compared to a net loss of $14,872,535 for the three-month period ended June 30, 2010.  The net loss in 2010 was derived primarily from the $11,872,535 that was recognized during the period on the change in fair value of a derivative liability. Changes in fair value of derivative liability were so significant to our financial statements that we believe it should be noted that this expense was eliminated resulting in the extreme difference in the net loss between the periods.

Our revenues for three month period ended June 30, 2011 were $1,054,710, up 778% from revenues of $131,451 in the same three month period in the prior year. The majority of our income in the three month period was through our programs enabled by our Master Services Agreement with AT&T Services, Inc., and currently the bulk of that revenue comes from notifications sent on behalf of Walmart and Sam’s Club. These programs had not been implemented in the 2010 period. Our loss from operations from the three months ended June 30, 2011 was $1,278,047 compared to $879,977 for the same three month period in 2010. Sales volumes related to the programs operating during the prior comparative periods were not sufficient to overcome the high cost of royalties and application costs related to these programs. The present AT&T programs for Walmart are at sufficient volumes to overcome the related costs. Our sales volumes continue to increase through the development of our active product offerings with existing and new end users. Compensation expense was the most significant component of our loss from operations. These expenses have increased with our further development of technical and administrative staff in the current period. This cost center will continue to be active in the fourth quarter of 2011 and continuing into the first quarter of 2012, as we implement our plan for improved corporate governance through a more diverse independent Board of Directors and the addition of a dedicated Chief Financial Officer.

Operating expenses for the three months ended June 30, 2011 totaled $2,432,757 which consisted of royalties and application costs of $580,734, research and development costs of $7,779, compensation expense of $699,130, stock based compensation to non-employees of $395,100, depreciation and amortization expense of $165,366, professional fees of $201,546, consulting fees of $152,000 and general and administrative expenses of $231,103.  Operating expenses for the three months in 2010 totaled $1,010,428 which consisted of research and development costs of $28,759, compensation expense of $342,181, depreciation and amortization expense of $208,973, professional fees of $58,996, consulting fees of $60,000 and general and administrative expenses of $157,965.  Included in general and administrative expenses is an impairment expense of $53,999. The most significant variances were the increases in all compensatory expenses which include cash and stock based compensation paid to employees and non-employees.

Results of Operations for the Nine Months Ended June 30, 2011 and June 30, 2010

We reported a net loss from operations of $5,939,551 for the nine-months ended June 30, 2011 compared to a net loss from operations of $3,839,327 for the nine-month period ended June 30, 2010.  Compensation expenses were a substantial component of the net loss from operations of each of the comparative periods, exceeding the sum of all other components of our losses in each of the comparative periods.

Our revenues for the nine-months ended June 30, 2011 were $3,200,143 compared to $265,546 in the same nine month period in the prior year. The majority of our revenue in the nine month period was through our programs enabled by our Master Services Agreement with AT&T Services, Inc., and currently the bulk of that revenue comes from notifications sent on behalf of Walmart and Sam’s Club. These programs had not been implemented in that prior 2010 period. Due to the high volume of these programs, revenues exceed royalties and applications costs by over 100%.

Operating expenses for the nine-months ended June 30, 2011 totaled $9,139,694 which consisted of research and development costs of $40,651, compensation expense of $4,593,083, stock based compensation to non-employees of $822,384, depreciation and amortization expense of $459,946, professional fees of $590,032, consulting fees of $487,500 and general and administrative expenses of $606,009.  Operating expenses for the nine months in 2010 totaled $4,104,873 which consisted of research and development costs of $76,164, stock based compensation to non-employees of $1,152,625, compensation expense of $1,032,673, depreciation and amortization expense of $474,706, professional fees of $239,697, consulting fees of $208,400 and general and administrative expenses of $485,401.  Compensation was responsible for the majority of the differential between the two comparative periods.

We incurred a net loss of $6,625,738 for the nine-months ended June 30, 2011 as compared to a net loss $16,943,810 for the same period in 2010. This change was primarily due to the elimination of expense related to changes in fair value of derivative liability in 2011.

Liquidity and Capital Resources

During the nine-months ended June 30, 2011 net cash used in operating activities totaled $1,475,589; net cash used in investing activities totaled $581,915 of which $401,706 comprised the capitalized costs of our software development. Cash used for financing activities was $959,820 and included $790,822 in repayments on related party debt.  We had an overall net decrease in cash for the period of $3,017,324; where the beginning balance for the period was $4,040,169, the cash balance at the end of the period was $1,022,845.

During the nine-month period ending June 30, 2010 cash used in operating activities totaled $3,150,381; cash used in investing activities totaled $1,305,185, primarily for capitalized software development costs of $360,465 and for patent and patent application purchase costs of $904,720; cash provided by financing activities totaled $9,179,426 primarily from proceeds from the issuance of shares of our common stock. We had an overall net increase in cash for the nine month period of $4,723,896; the beginning balance for the period was $259,558 and the cash balance at the end of the period was $4,983,454.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4 - Controls and Procedures

James Orsini, our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), has concluded that, as of June 30, 2011, our disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

No disclosure required.

Item 1A – Risk Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 12, 2011, we issued Peltz capital Management LLC 222,222 shares of our common stock upon a net exercise of 250,000 warrants.

On June 7, 2011, we issued 665,000 shares of our common stock to Laurence Dunn upon his exercise of warrants and payment of the $6,650 aggregate exercise price.

On June 28, 2011, the Board granted 750,000 options under the 2010 Stock Plan to a service provider.

On June 28, 2011, the Board granted 1,000,000 options to a consultant.

The offerings of the securities described in this Item 2 were exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

No disclosure required.

Item 6 - Exhibits

Exhibit Number	Description
10.32.1+	Certificate re amendment of 2010 Stock Plan. (1)

10.32.2+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2010 Stock Plan.(2)

10.33.1+	Amendment of employment letter agreement, between James Orsini and us, dated May 16, 2011.(3)

10.34+	Employment letter agreement, between Anthony Macaluso and us, dated June 3, 2011 as of June 1, 2011.(4)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(b)/ 18 U.S.C. Section 1350.

*	Filed herewith
+	Constitutes a management contract, compensatory plan, or arrangement.

(1)	Incorporated by reference to Exhibit 10.32.1 to our Registration Statement on Form S-1, filed June 24, 2011
(2)	Incorporated by reference to Exhibit 10.32.2 to our Registration Statement on Form S-1, filed June 24, 2011
(3)	Incorporated by reference to Exhibit 10.33.1 to our Registration Statement on Form S-1, filed June 24, 2011
(4)	Incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-1, filed June 24, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Single Touch Systems Inc.

Date: August 15, 2011	By:	/s/ James Orsini
James Orsini, President