Form 10-K
period 2011-09-30
SINGLE TOUCH SYSTEMS INC
filed 2011-12-30
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K
_________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-53744
________________

SINGLE TOUCH SYSTEMS INC.
(Exact Name of Registrant as Specified in its Charter)
________________

Delaware	13-4122844
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Town Square Place, Suite 204	07310
Jersey City, NJ	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(201) 275-0555

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2011 was $67,573,482 based on the closing sale price of such common equity on such date.

As of December 22, 2011 there were 130,182,392 shares of the registrant’s common stock outstanding.

ii

FORWARD-LOOKING STATEMENTS

Some of the statements contained or incorporated by reference in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby.  These statements are based on the current expectations, forecasts, and assumptions of our management and are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements.  Forward-looking statements are sometimes identified by language such as “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future” and similar expressions and may also include references to plans, strategies, objectives, and anticipated future performance as well as other statements that are not strictly historical in nature.  The risks, uncertainties, and other factors that could cause our actual results to differ materially from those expressed or implied in this Annual Report on Form 10-K include, but are not limited to, those noted under the caption “Risk Factors” beginning on page 4 of this Annual Report on Form 10-K.  Readers should carefully review this information as well the risks and other uncertainties described in other filings we may make with the Securities and Exchange Commission after the date of this Annual Report on Form 10-K.

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

We maintain a website located at http://www.singletouch.net, and electronic copies of our periodic or other reports and any amendments to those reports, are available, free of charge, under the “Company” link on our website as soon as practicable after such material is filed with, or furnished to, the SEC.

Single Touch Systems Inc. is an innovative mobile media solutions provider serving retailers, advertisers and brands. Through patented technologies and a modular, adaptable platform, our multi-channel messaging gateway enables marketers to reach consumers on all types of connected devices, with information that engages interest, drives transactions and strengthens relationships and loyalty.

Our solution is designed to drive return on investment for high-volume clients and/or customized branded advertisers. Our platform and tools are designed to enable large brands or anyone with substantial reach to utilize the mobile device as a new means to communicate. Communication might be in the form of a reminder message in voice or Short Message Service (SMS), an abbreviated dial code or a coupon, promotion, or an advertisement. Regardless of the form, our platform can drive value and cost savings for companies large and small and the ability to drive contextually relevant advertising messages to the right audience.

Currently, over 90% of our revenues are paid to us through AT&T Services, Inc., and currently the bulk of that revenue comes from notifications sent on behalf of Walmart.  We are primarily a B2B player and/or white-label service providing a means for businesses to communicate to its primary constituents, in particular its customers, and we do not seek to have a consumer brand presence for our own name.

Background of Industry Growth and Potential

Cell phone penetration and usage are becoming almost ubiquitous, and business applications utilizing cell phones are growing rapidly. USA Today notes that well-known retailers and brands are employing various mobile tactics to enhance the shopping experience. A Custom Mobile Retail Advisor Survey from Sept 2011 showed 46% of mobile phone consumers engaged in shopping activities on their mobile device.

According to CTIA – The Wireless Association (June 2011), there were 327 million wireless subscribers in the US, representing 103.9% of the US population. The combined minutes and messages of this group have risen 9.5% year over year in this same June period.

It takes 90 minutes for the average person to respond to an email yet only 90 seconds to respond to a SMS or Multimedia Messaging Service (MMS) text message; that’s a 300% increase in opens for SMS/MMS vs. emails. For many consumers, cellular phones have already made the transition from a communication device to a media-consumption device. With continuing technological advancements, people are becoming more dependent on their cell phones and less dependent on landlines.

Principal Products and Services

Messaging and Notifications – Our Short Message Service (SMS) gateway offers a hosted messaging platform to SMS-enable any application, website or system. We enable the immediate capability to deliver and receive messages to and from any application, via our messaging platform.

The foremost example of our solution running today is Walmart. Walmart pharmacy departments send individualized text messages through our gateway, to their customers letting them know when their prescriptions are ready for pickup. Potentially, we would be able  not only to send a customer a reminder but also let them know that a product is on sale, provide product information or product reviews, display inventory levels or enable a click-through connection to customer service.

Abbreviated Dial Codes – 75% of smartphone users prefer mobile couponing to physical paper copies based on the Custom Mobile Retailer Advisor survey from September 2011. The Association of National Advertisers reports while normal paper coupon redemption is between 1% to 3% feature phones coupon redemption is 10% and smartphone coupon redemption is 20%. Our recent case studies with Hibbett sporting goods showed 14% redemption. MobiLens, a unit of comscore, reported a 24% average response rate from those that received SMS advertisements during the three-month period ended September 2011. We are showing a better than 5% click-through from Rich Text Messages with embedded uniform resource locators (URL), which compares favorably with a traditional Internet banner advertising of 1% click-through rate.

Certain Agreements

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

Research and Development

During the fiscal years ended September 30, 2011 and September 30, 2010 we spent $502,110 and $528,166, respectively, on software development that was capitalized. Software development costs amortized and charged to operations in fiscal 2011 and fiscal 2010 were $412,632 and $438,445, respectively. In addition, in fiscal 2011 we charged off  $0 in development costs we deemed impaired, compared to $218,776 in fiscal 2010.

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

Government Regulation

We provide value-added and enabling platforms for carrier based distribution of various software and media content, as well as notifications and other communications. Applicable regulations are primarily under the Federal Communications Commission and related to the operations policies and procedures of the wireless communications carriers. Messaging and safeguarding Personal Health Information, moreover, is relegated, among other things, to the Privacy Rule of the Health Insurance Portability and Accountability Act, otherwise known as HIPAA.  The wireless carriers are primarily responsible for regulatory compliance. Given the growing and dynamic evolution of digital wireless products that can be offered to consumers over a wireless communication network, regulators could impose rules, requirements and standards of conduct on third-party content and infrastructure providers such as us. We are not currently aware of any pending regulations that would materially impact our operations.

Employees

We currently have 18 full-time and no part-time employees including our chairman, our chief executive officer, our chief financial officer, 7 persons serving as programmers and technical staff operators, 6 persons in sales and marketing, 1 person in accounting and 1 administrative assistant. We expect to increase our future employee levels on an as-needed basis in connection with our expected growth.

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

RISKS RELATED TO OUR BUSINESS

We currently rely on brand owners, and especially Walmart, to use our programs to satisfy their communication needs and thereby to generate our revenues from wireless carriers indirectly.  The loss of or a change in any of these significant relationships could materially reduce our revenues.

Both our present and our future depend heavily on our relationship with Walmart.  We must retain our current business there and expand the relationship into augmented programs, both for its own sake and as a reference point for possible similar business with other retailers and brand owners.  Our relationship with Walmart is subject to risk based on factors such as performance, reliability, pricing, competition, alternate technological solutions and changes in interpersonal relationships.

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

Typically, carrier agreements have a term of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party.  In addition, some carrier agreements, including our key agreement with AT&T Services, Inc., provide that the carrier can terminate the agreement early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms.  The agreements generally do not obligate the carriers to market or distribute any of our products or services.  In many of these agreements, we warrant that our products do not violate community standards, do not contain libelous content, do not contain material defects or viruses, and do not violate third-party intellectual property rights, and we indemnify the carrier for any breach of a third party’s intellectual property.

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

Any additional capital raised through the sale of equity or equity-backed securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities.  The terms of those securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect.

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

We may not be able to manage our growth effectively.

Our strategy envisions growing our business.  Even if we do grow, if we fail to manage our growth effectively our financial results could be adversely affected.  Growth may place a strain on our management systems and resources.  We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources.  As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure you that we will be able to:

●	meet our capital needs;

●	expand our systems effectively or efficiently or in a timely manner;

●	allocate our human resources optimally; or

●	identify and hire qualified employees or retain valued employees.

If we are unable to manage our growth and our operations our financial results could be adversely affected.

We have undergone a management transition.

Until May 16, 2011, Anthony Macaluso served as our Chief Executive Officer, President and Chief Financial Officer. On that date, James Orsini started his employment with us and took on those titles, with Anthony Macaluso remaining employed as our executive Chairman. On September 26, 2011 we employed John Quinn as our Chief Financial Officer. We have also recruited and hired other senior staff. We have moved our executive headquarters from Encinitas, California, to Jersey City, New Jersey. Such a management transition subjects us to a number of risks, including risks pertaining to coordination of responsibilities and tasks, creation of new management systems and processes, differences in management style, effects on corporate culture, and the need for transfer of historical knowledge.

Our management ranks are thin, and losing or failing to add key personnel could affect our ability to grow our business successfully.

Our future performance depends substantially on the continued service of our senior management and other key personnel, including personnel which we need to hire. In particular, our success depends upon the continued efforts of our management personnel, Anthony Macaluso, our Chairman; James Orsini, our President and Chief Executive Officer; John Quinn, our Chief Financial Officer, and other members of the senior management team. We need to identify and hire additional senior managers to perform key tasks and roles.

Our inability to  protect or monetize our proprietary technology adequately could adversely affect our business.

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

In fact, we believe competitors are violating some of our patents. We believe this is damaging our business. Although we have engaged law firms to undertake legal actions to enjoin violations of our patent rights and/or compel compensation for use of those rights, there is no assurance of success and, even in the event of success, we will incur legal fees and expenses.

Competitors might be able to work around our patents and our other intellectual property.

Applicable rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may be burdensome to us and/or make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for our effective management because of the rules and regulations that govern publicly-held companies.  The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by national securities exchanges.  The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting roles as directors and executive officers.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or detect fraud.  Consequently, investors could lose confidence in our financial reporting, and this may decrease the trading price of our stock.

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

Mobile content delivery relies on wireless carrier networks to deliver products and services to end users.  In certain circumstances, mobile content distributors may also rely on their own hardware and software to deliver products on demand to end users through their carriers’ networks.  In addition, certain products require access over the mobile Internet to our hardware and software in order to enable certain features.  Any failure of, or technical problem with, carriers’, third parties’ or billing systems, delivery or information systems, or communications networks could result in the inability of end users to receive communications or download our products, prevent the completion of a billing transaction, or interfere with access to some aspects of our products.  If any of these systems fails or if there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, end users might be unable to access our offerings.  For example, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system.  Any failure of, or technical problem with, the carriers’, other third parties’ or our systems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business, or persuade retailers or brand owners that solutions utilizing our programs are not sufficiently reliable.  This, in turn, could harm our business, operating results and financial condition.

Our business depends on the growth and maintenance of wireless communications infrastructure.

Our success will depend on the continued growth and maintenance of wireless communications infrastructure in the United States and internationally.  This includes deployment and maintenance of reliable next-generation digital networks with the speed, data capacity and security necessary to provide reliable wireless communications services.  We have no control over this.  Wireless communications infrastructure may be unable to support the demands placed on it if the number of subscribers continues to increase, or if existing or future subscribers increase their bandwidth requirements.  Wireless communications have experienced a variety of outages and other delays as a result of infrastructure and equipment failures and could face outages and delays in the future.  These outages and delays could reduce the level of wireless communications usage as well as our ability to distribute our products and services successfully.  In addition, changes by a wireless carrier to network infrastructure may interfere with downloads and may cause end users to lose functionality.  This could harm our business, operating results and financial condition.

Actual or perceived security vulnerabilities in mobile handsets or wireless networks could adversely affect our revenues.

Maintaining the security of mobile handsets and wireless networks is critical for our business.  There are individuals and groups who develop and deploy viruses, worms and other illicit code or malicious software programs that may attack wireless networks and handsets.  Security experts have identified computer “worm” programs that target handsets running on certain operating systems.  Although these worms have not been widely released and do not present an immediate risk to our business, we believe future threats could lead some end users to seek to reduce or delay future purchases of our products or reduce or delay the use of their handsets, or persuade retailers or brand owners that solutions utilizing our programs are not sufficiently reliable.  Wireless carriers and handset manufacturers may also increase their expenditures on protecting their wireless networks and mobile phone products from attack, which could delay adoption of new handset models.  Any of these activities could adversely affect our revenues, and this could harm our business, operating results and financial condition.

It is possible that laws and regulations may be adopted in the United States and elsewhere that could restrict the media and wireless communications industries, including laws and regulations regarding customer privacy, taxation, content suitability, copyright, distribution and antitrust.  Such news laws and regulations, if any, might be adverse to our business interest.  Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection and privacy laws that may impose additional burdens on companies such as ours conducting business through wireless carriers.  We anticipate that regulation of our industry will increase and that we will be required to devote legal and other resources to address this regulation.  Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the media and wireless communications industries may lessen the growth of wireless communications services and may materially reduce our ability to increase or maintain sales of our products and services.

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

Trading in our stock has been modest, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the twelve-month period ended September 30, 2011 was approximately 83,000 shares.  If modest trading in our stock continues, it may be difficult for investors to sell or buy substantial quantities of shares in the public market at any given time at prevailing prices.

Applicable SEC rules governing the trading of “penny stocks” limits the trading and liquidity of the common stock which may affect the trading price of the common stock.

Our common stock is currently quoted on the OTC Bulletin Board, and trades below $5.00 per share; therefore, the common stock may be considered a “penny stock” and potentially subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, before any transaction involving a penny stock, of a disclosure explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction before sale. In addition, margin regulations prevent low-priced stocks such as ours from being used as collateral for brokers’ margin loans to investors. These regulations have the effect of limiting the trading activity of the common stock and reducing the liquidity of an investment in our common stock. In addition, many institutional investors, as a matter of policy, do not invest in stocks which are not traded on a national securities exchange and/or which trade for less than $5.00 per share (or some lower price point).

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

We have never declared or paid a cash dividend on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future.  We expect to use any future earnings, as well as any capital that may be raised in the future, to fund business growth.  Consequently, a stockholders’ only opportunity to achieve a return on investment may result if the price of our common stock appreciates and that stockholder sell his or her shares at a profit.  We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.

Common stock prices are often significantly influenced by the research and reports that securities analysts publish about companies and their business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts and our stock is downgraded, our stock price will likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we can lose visibility in the financial markets, which can cause our stock price or trading volume to decline.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

We have aggressively issued common stock and other equity-based securities in support of our business objectives and initiatives. In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 205,000,000 shares of capital stock consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of September 30, 2011, there were 130,182,392 shares of common stock outstanding, 33,780,000 shares of common stock issuable upon exercise of outstanding stock options and 16,030,986 shares of common stock issuable upon exercise or conversion of outstanding warrants and convertible notes. The holders of such options, warrants, and convertible securities can be expected to exercise (convert) them at a time when our common stock is trading at a price higher than the exercise (conversion) price of these outstanding options, warrants, and convertible securities. If these options or warrants to purchase our common stock are exercised, convertible debt is converted or other equity interests are granted under our 2008, 2009 or 2010 stock plans, or under other plans or agreements adopted in the future, such equity interests will have a dilutive effect on your ownership of common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. Such securities may be issued at below-market prices or, in any event, prices that are significantly lower than the price at which you may have paid for your shares. The future issuance of any such securities may create downward pressure on the trading price of our common stock.

We are controlled by our executive Chairman/major stockholder Anthony Macaluso.

Anthony Macaluso, our executive Chairman, beneficially owns approximately 24% of our outstanding common stock, on a Rule 13d-3 basis. Such concentrated control of the Company may adversely affect the price of our common stock. Because of his high percentage of beneficial ownership, and his positions as an officer and director, Mr. Macaluso may be able to control matters requiring the vote of stockholders, including the election of our Board of Directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us. This control could adversely affect the voting and other rights of our stockholders and could depress the market price of our common stock. If you acquire common stock, you may have no effective voice in the management of the Company.

Our income statements are heavily influenced by non-cash charges, which may negatively influence investors’ view of us.

Investors like companies which report income statement profits (or relatively small net losses), and do not like companies which report large losses on their income statements.  In recent years our income statements’ reported losses have been increased by large non-cash charges such as those for non-employee stock-based compensation, employee stock-based compensation, net loss on settlement of indebtedness (with below-market stock issuances), and changes in the fair value of derivative liability.  This could make it more difficult for some investors to understand our operations and the situation of our business easily, especially if they prefer to use traditional stock valuation metrics and multiples, and it could cause some investors to disregard us or to view us negatively.  This could affect the demand for our stock and adversely affect our stock price.  It is possible that we will take actions which result in such charges on our future statements of income, but whether or not we do, the past instances of charges will continue to be reflected in the current-period-versus-past-period comparisons, which are used in our SEC reports and by investors and analysts.

Even though we are not a California corporation, our common stock could still be subject to a number of key provisions of the California General Corporation Law.

Under Section 2115 of the California General Corporation Law, or CGCL, non-listed corporations not organized under California law may still be subject to a number of key provisions of the CGCL.  This determination is based on whether the corporation has specific significant business contacts with California and if more than 50% of its voting securities are held of record by persons having addresses in California.  In the immediate future, arguably a majority of the business operations, revenue and payroll could be conducted in, derived from, and paid to residents of California.  Therefore, we could be subject to certain provisions of the CGCL.  Among the more important provisions are those relating to the election and removal of directors, cumulative voting, standards of liability and indemnification of directors, distributions, dividends and repurchases of shares, shareholder meetings, approval of certain corporate transactions, dissenters’ rights, and inspection of corporate records.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our executive offices are located at 100 Town Square Place, Suite 204, Jersey City, NJ 07310. We have a five-year lease for this space at a rate of $8,925 per month. The facilities comprise approximately 3500 square feet consisting entirely of administrative office space.

We have additional offices located at 2235 Encinitas Blvd., Suite 210, Encinitas, CA 92024. We have a month-to-month renewal lease for this space at a rate of $3,027 per month. The facilities comprise approximately 1900 square feet consisting entirely of administrative and software development office space.

We have additional offices located at 3310 Market Street, Suite 204, Rogers, AK 72758. We have a five-year lease for this space at a rate of $3,645 per month. The facilities comprise approximately 2100 square feet consisting entirely of administrative and software development office space.

We have additional offices located at 12301 West Explorer Drive, Suite 210, Boise, ID 83713. We have a two-year lease for this space at a rate of $1,204 per month. The facilities comprise approximately 1445 square feet consisting entirely of software development office space.

Our servers are housed at CoreSite, 900 N. Alameda Street, Los Angeles, CA 90012 and Coresite, 427 North La Salle, Chicago, IL 60605.

Item 3.  Legal Proceedings

No disclosure required.

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

Quarter Ended	High	Low

December 31, 2011 (to 12/20/2011)	0.33	0.20
September 30, 2011	0.56	0.26
June 30, 2011	0.75	0.45
March 31, 2011	0.83	0.49
December 31, 2010	1.05	0.73
September 30, 2010	1.48	0.65
June 30, 2010	1.52	0.48
March 31, 2010	0.84	0.45
December 31, 2009	0.76	0.65
September 30, 2009	0.55	0.52

Holders

As of September 30, 2011, there were 251 record holders of our common stock. This does not include the beneficial owners of unexchanged stock certificates or the additional beneficial owners of our common stock who held their shares in street name as of that date.

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

Recent Sales of Unregistered Securities

The securities that we issued or sold within the past fiscal year which were not registered with the Securities and Exchange Commission and have not previously been disclosed in our current or periodic reports are described below:

1.        Convertible Debt Financing for up to $2,000,000 with 50% Warrant Coverage - The Company approved borrowing of up to $2,000,000 against 1-year promissory notes, which term can be extended by mutual agreement of the holder and the Company, in minimum $250,000 units bearing 10% interest per annum payable annually. The notes can be prepaid without penalty at the option of the Company upon ten days’ written notice to the Holder.  The principal and interest for 12 months is convertible, at the option of the holder, into common stock of the company at $0.50 per share.

Each $250,000 note includes a warrant exercisable within three years entitling the holder to purchase as many as 500,000 shares of common stock of the Company at $0.25 shares; the warrants do not allow for cashless exercise.  The terms of the Notes include standard default terms for acceleration, which include non-payment and insolvency.  The Notes allow for the Company to obtain debt financing from a financial institution or other financial sponsor on typical terms and for such debt to be senior to the notes.

On November 14, 2011, the Company accepted a total of $1,000,000 in financing on those terms.   One of our Directors, Stephen Baksa, invested $500,000 in the units, and another shareholder invested $500,000. Each received 1,000,000 warrants to purchase common shares exercisable at $0.25 expiring in three years as a result of the investment.

On December 15, 2011, the Company approved the acceptance of minimum $100,000 units and on that date accepted an additional $400,000 in financing.   One of our shareholders invested an additional $200,000 in the units, and two other shareholders invested $100,000 each. As a result of the additional investments a total of 800,000 warrants to purchase common shares exercisable at $0.25 expiring in three years were issued.

On December 20, 2011 the Company accepted an additional $100,000 in financing from one investor, resulting in the issuance of 200,00 additional warrants.  On December 22, 2011 the Company accepted an additional $100,000 in financing from one investor, resulting in the issuance of another 200,000 warrants. On December 28, 2011 the Company accepted an additional $200,000 in financing from one investor, resulting in the issuance of 400,000 additional warrants.   As a result of these three investments, the Company received $400,000 of financing and issued 800,000 additional warrants, leaving $200,000 of financing approved by the Board and still available.

The offerings of the securities described in Paragraph 1 were exempt from registration under Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

The following table reflects information for equity compensation plans and arrangements for any and all directors, officers, employees and/or consultants through September 30, 2011.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,475,000	$0.88	325,000
Equity compensation plans not approved by security holders	28,130,000	$0.74	1,457,500
Total	36,605,000	$0.77	1,782,500

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

In December 2010 our Board of Directors adopted the 2010 Stock Plan (“2010 Plan”) to provide common stock option grants to selected employees, non-employee directors, consultants and advisors. In June 2011, the Board increased the total number of shares subject to the 2010 Plan to 25,000,000. The 2010 Plan is administered by our Board of Directors.

The 3,825,000 shares shown as underlying in the “Equity compensation plans not approved by security holders” row consists of 1,000,000 shares underlying an option which we granted to Pharmacy Management Group, LLC in June 2011 as compensation for consulting services and 2,825,000 remaining shares underlying a warrant which we granted to Peltz Capital Management, LLC in October 2008 as compensation for consulting services.  The Peltz warrant  was amended by a September 2010 settlement and release agreement, pursuant to which 7,000,000 previously-issued warrants were returned to us under certain terms of the release.   We canceled those 7,000,000 warrants in June 2011, and the 2,825,000 warrants included above are the only ones remaining outstanding to Peltz Capital Management, LLC as of September 30, 2011.

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

Our solution is designed to drive return on investment for high volume clients and/or customized branded advertisers. Our platform and tools are designed to enable large brands or anyone with substantial reach to utilize the mobile device as a new means to communicate. Communication might be in the form of a reminder message, a coupon, an advertisement or a voice call. Regardless of the form, our platform can drive value and cost savings for companies large and small, and we provide the ability to drive contextually relevant advertising messages to the right audience.

Our business has focused on leveraging our solution in the areas of messaging/notifications and Abbreviated Dial Codes.

Currently, over 90% of our revenues are paid to us through AT&T Services, Inc., and the bulk of that revenue comes from notifications sent on behalf of Walmart. We have seen continuing development of revenue beginning in the second quarter of our 2010 fiscal year from our Walmart related programs that we had developed with Walmart and AT&T over the prior two year period.

These programs and related services continue to rollout nationwide and we have experienced continuing increase of activity in these programs that have caused our AT&T revenues to grow. We have also noted a pattern of increasing messaging activity over time from locations that have implemented our programs, as locations and users get familiar with the available services offered.

In addition to the current programs, we have received approval to deploy advertisements with our notification messaging programs and are working towards implementation. This development is significant in that our per-message revenue increases significantly for each notification that includes an advertisement. This additional revenue element subject to deployment is anticipated to be additive to existing messaging. Therefore, advertising deployment would benefit from existing traffic and continuing increases in notification messaging volume. We see this as an important next step towards our roadmap of creating consumer and brand awareness and confidence on how to utilize our mobile media platform accessing mobile notifications, advertisements, coupons and commerce transactions all from the mobile phone.

We have a portfolio of intellectual property relevant to our industry related to mobile search, commerce, advertising and streaming media. We engaged several law firms including the notable law firm of McKool Smith, to protect our patented technology against unauthorized users and infringers. The Company has begun sending letters of notification to several companies making them aware of its patent portfolio.

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

Results of Operations

Years Ended September 30, 2011 and September 30, 2010

During the fiscal year ending September 30, 2011, we had revenues of approximately $4.6 million and experienced a loss from operations of approximately $7.3 million, of which approximately $4.6 million pertained to stock-based compensation. Our net loss for the year was roughly $8 million, which included an approximate $650 thousand loss on settlement of indebtedness. Excluding stock-based compensation, and the loss on settlement of indebtedness, our net loss for the year was approximately $2.8 million. Stock-based compensation has no impact on our cash position.

During the fiscal year ending September 30, 2010, we had revenues of approximately $792,000 and experienced a loss from operations of approximately $4.7 million, of which approximately $1.2 million pertained to stock-based compensation. Our net loss for the year was roughly $12 million, which included an approximate $2.7 million loss from settlement of debt and a loss of approximately $3.9 million from changes if the fair value of a derivative liability.  Excluding stock-based compensation and the loss from settlement of debt and the loss from the changes in the derivative liability, our net loss for the year amounted to approximately $4.2 million.

The following table presents the Company’s consolidated revenues and operating results for the years ended September 30, 2011 and 2010:

	For the Year Ended
	September 30,		Increase (decrease)
	2011	2010	$	%

Revenue
Wireless applications	$4,579,862	$792,564	$3,787,298	477.85%

Operating Expenses
Royalties and application costs	2,543,885	651,028	1,892,857	290.75%
Research and development	78,860	84,240	(5,380)	-6.39%
Compensation expense	5,468,643	1,422,020	4,046,623	284.57%
Depreciation and amortization	633,535	611,897	21,638	3.54%
General and administrative	3,161,751	2,729,286	432,465	15.85%
	11,886,674	5,498,471	6,388,203	116.180%

Loss from operations	(7,306,812)	(4,705,907)	(2,600,905)	55.27%

Other Income (Expenses)
Net gain (loss) on settlement of indebtedness	(651,315)	(2,738,985)	2,087,670	-76.22%
Changes in fair value of derivative and
warrant liability	-	(3,946,275)	3,946,275	-100.00%
Interest expense	(26,236)	(812,785)	786,549	-96.77%

Net (loss) before income taxes	(7,984,363)	(12,203,952)	4,219,589	-34.58%

Provision for income taxes	(800)	(800)	-	-

Net income (loss)	$(7,985,163)	$(12,204,752)	$4,219,589	-34.58%

General and administrative expenses for the two years ended September 30, 2011 and 2010 consist of the following:

	For the Year Ended
	September 30,		Increase (decrease)
	2011	2010	$	%

Consulting Services	$1,448,613	$1,449,687	$(1,074)	-0.07%
Professional services	821,022	$404,381	$416,641	103.03%
Impairment loss	-	$218,776	$(218,776)	-100.00%
Travel	322,951	$197,613	$125,338	63.43%
Rent expense	121,681	$101,473	$20,208	19.91%
Bad debts	105,632	$-	$105,632	100.00%
Penalties	3,168	$72,595	$(69,427)	-95.64%
Insurance	83,953	$43,002	$40,951	95.23%
Marketing expense	78,324	$11,000	$67,324	612.04%
Equipment lease	45,000	$58,500	$(13,500)	-23.08%
Outside services	39,936	$12,366	$27,570	222.95%
Telephone	38,820	$36,529	$2,291	6.27%
Other expenses	52,651	$123,364	$(70,713)	-57.32%
	$3,161,751	$2,729,286	$432,465	15.85%

Other expenses

In fiscal year 2011, we recognized a loss of approximately $650 thousand through the issuance of 723,684 shares of our common stock in complete settlement of disputed claims. Interest expense for fiscal year 2011 totaled approximately $26 thousand.

In fiscal 2010 we recognized a loss on the cancelation of debt totaling approximately $2.7 million. Of the $2.7 million loss, approximately $900 thousand was recognized on the issuance of 612,500 shares of our common stock for past due professional services totaling approximately $400 thousand; approximately $1.8 million was recognized on the issuance of 3.03 million shares of our common stock in cancellation of approximately $1.12 million of notes payable; and approximately $900 thousand was recognized through the issuance of 1 million shares of our common stock to a note holder in complete settlement of the debt outstanding on the note. The other non-operating item that affected our net loss for fiscal year 2010 was the change in the fair market value of our derivative liability relating to the Peltz warrants, which created a net loss for the year of approximately $3.9 million.

Interest expense for fiscal year 2010 amounted to approximately $813 thousand, and included $500 thousand on the amortization of a beneficial conversion feature on debt that we issued to a non-affiliate, approximately $172 thousand on debt due our chief executive officer and his wholly owned corporation, and approximately $141 thousand on debt due non-affiliates.

Liquidity and Capital Resources

At September 30, 2011, we had total assets of approximately $3.7 million and total liabilities of approximately $1.5 million, while at September 30, 2010, we had total assets of approximately $6.5 million and total liabilities of approximately $1 million.

Our cash balance decreased by approximately $3.5 million during the year ended September 30, 2011.

Our only outstanding indebtedness at September 30, 2011 is the approximately $164,000 (net of approximately $11 thousand implicit interest) due Microsoft on March 15, 2012 on our acquisition of patents and patent applications.

The future of our liquidity/capital resources position will hinge on how soon, if ever, our operations become profitable, as well as whether any future capital raised.

During the fiscal year ended September 30, 2011, net cash used in our operating activities totaled approximately $1.5 million. Net cash used in investing activities totaled approximately $1 million and included approximately $155 thousand paid to Mr. Macaluso on the option of acquiring his interest in Soapbox Mobil, Inc.; approximately $95 thousand on an investment in a certificate of deposit that is pledged as a security deposit on our office lease in New Jersey; approximately $111 thousand paid in legal fees on patent and patent applications; approximately $196 thousand on equipment purchases; and approximately $502 thousand on software development. We used approximately $956 thousand in our financing activities including the reduction of approximately $791 thousand in debt due to Mr. Macaluso and the reduction of approximately $165 thousand of debt due non-affiliates.

During the fiscal year ended September 30, 2010, net cash used in our operating activities totaled approximately $4.6 million. Net cash used in investing activities totaled approximately $1.5 million and included approximately $900 thousand on the acquisition of patent and patent applications, approximately $69 thousand on equipment purchases and approximately $528 thousand on software development. Financing activities provided us with approximately $9.95 million. During the year, we received approximately $11.6 million through the issuance of approximately 24.4 million shares of our common stock through various private offerings and $500 thousand in proceeds from the issuance of convertible debt. Of the $12.1 million received, approximately $313 thousand was used in costs associated with the private offerings; $522 thousand was used in reducing the principal balance due to Mr. Macaluso and his wholly owned corporation; approximately $875 thousand was used to reduce the principal balance due on non-affiliate debt; and $450 thousand was paid as partial consideration in the modification of the term relating to warrants granted to a consultant.

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

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC Topic 505-50, “Equity Based Payments to Non Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with ASC Topic 505, an asset acquired in exchange for the issuance of fully-vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of non-forfeitable common stock issued for future consulting services as prepaid services in our consolidated balance sheet.

Conventional Convertible Debt

When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). We record a BCF as a debt discount pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options.” In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. We amortize the discount to interest expense or equity (if the debt is due to a related party) over the life of the debt using the effective interest method.

Software Development Costs

We account for our software development costs in accordance with ASC Topic 985-20, “Cost of Software to be Sold, Leased, or Otherwise Marketed.” Under ASC Topic 985-20, we expense software development costs as incurred until we determine that the software is technologically feasible. Once we determine that the software is technologically feasible, we amortize the costs capitalized over the expected useful life of the software.

Fair Value Measurement

The Company complies with the provisions of ASC No. 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures.”  ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

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

Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; that receipts and expenditures are being made only with proper authorizations of management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007. Based on our assessment and those criteria, management concluded during the period covered by this report, that our internal control and procedures over financial reporting was effective as of September 30, 2011.

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

Item 9B.  Other Information

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Anthony Macaluso	49	Executive Chairman and Director
James Orsini	48	Chief Executive Officer, President and Director
John Quinn	48	Chief Financial Officer
Richard Siber	49	Director
Stuart R. Levine	64	Director
Stephen D. Baksa	66	Director

Our Board of Directors consists of five members. Only our independent, non-executive directors receive any cash remuneration for acting as such. All directors may, however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

No family relationships exist between any of our present directors and officers.

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Anthony Macaluso became our President, Chief Executive Officer, Chairman, and principal shareholder upon the closing of the acquisition of Single Touch Interactive, Inc. He founded Interactive in 2002, and from that time to May 2011 has had primary responsibilities for our operations and business. On May 16, 2011, he stepped down as our Chief Executive Officer, President and Chief Financial Officer but continued on as our executive Chairman.

James Orsini joined us on May 16, 2011, as our Chief Executive Officer, President and Chief Financial Officer, and as a Director. From February 2006 to May 2011, Mr. Orsini served as Executive Vice President and Director of Finance and Operations at Saatchi & Saatchi New York, a marketing/advertising agency unit of Publicis Groupe S.A. Mr. Orsini received a bachelor of science in business administration degree from Seton Hall University, magna cum laude (1985), and is a certified public accountant.

John Quinn joined us on September 26, 2011, as our Chief Financial Officer. Mr. Quinn was most recently Principal of ParenteBeard, LLC, an accounting and consulting firm. He was responsible for starting and was co-head of the Transaction Advisory Services group, which focused on M&A advisory and international tax consulting. Prior to joining ParenteBeard in 2010, Mr. Quinn was the New York based Chief Financial Officer of Financial Dynamics, a financial communications and investor relations consultancy. During his six-year tenure, Mr. Quinn was instrumental in converting an investor relations services provider into a full-service multinational and overseeing the sale and integration of Financial Dynamics to FTI Consulting, Inc.

From 1997-2004 Mr. Quinn was a partner at Scarpati Quinn & Hennessey, LLP, where he was a key contributor to the rapid growth of the accounting firm into an advisory, consulting and international tax service provider. For the eight years prior, he was senior manager of M&A and tax at Saatchi & Saatchi, the global advertising and marketing giant. Mr. Quinn began his career as a senior associate at KPMG in 1986. Mr. Quinn holds a MBA in international finance from Columbia University’s Business School (1995) and graduated with a B.S. in accounting from the State University of New York (1986). He is a Certified Public Accountant.

Richard Siber became a director of ours upon the closing of the acquisition of Single Touch Interactive, Inc. in July 2008. Mr. Siber founded Siber Consulting LLC in July 2004 and presently serves as its Chief Executive Officer. Siber Consulting provides technical and marketing services to the wireless industry. From 1994 through June 30, 2008 Mr. Siber was a partner in the Communications & High Tech practice at Accenture, Ltd. where he helped manage Accenture’s worldwide wireless communications activities and was involved in all aspects of Accenture’s mobile and wireless practice, including its Service Delivery Platform. Throughout his career, Mr. Siber has provided a broad range of marketing, strategic and industry-oriented consulting services to mobile operators, equipment vendors and content providers worldwide in the wireless industry. His experience has included all wireless industry licensed and unlicensed technologies including Cellular, PCS, LMR, Paging, Narrowband and Broadband Mobile Data, WiFi, Wireless PBX, Wireless Local Loop, and Satellite. Mr. Siber is a frequent industry speaker and has chaired, moderated or spoken at more than 250 wireless conferences and forums worldwide. Mr. Siber has a Bachelor of Arts degree from Boston University (1983) and a Masters of Business Administration degree from Boston College (1990).

Stuart R. Levine was elected to the board of Single Touch Systems, Inc. on August 8, 2011.   Mr. Levine is the founder, Chairman and Chief Executive Officer of Stuart Levine and Associates LLC, an international management consulting and leadership development Company.  From 1992 to 1996, he was Chief Executive Officer of Dale Carnegie & Associates, Inc, a provider of leadership, communication and sales skills training.  In 2011, Mr. Levine was recognized by the National Association of Corporate Directors as one of the top 100 most influential people in governance within the United States.  Mr. Levine serves as a director of Broadridge Financial Solutions, Inc., a provider of investor communications, securities processing, and clearing and outsourcing solutions, where he serves as Chair of the Governance and Nominating Committee.  He is Lead Director of J. D’Addario & Company, Inc., a private manufacturer of musical instrument accessories.  He also serves on the board of North Shore-Long Island Jewish Health System.  In addition, Mr. Levine is the bestselling author of “The Leader in You” (Simon & Schuster 2004),

“The Six Fundamentals of Success” (Doubleday 2004) and “Cut to the Chase” (Doubleday 2007).  Mr. Levine is the former Lead Director of Gentiva Health Services, Inc., a provider of home healthcare services, where he served from 2000 to 2009.  He also served as a director of European American Bank from 1995 to 2001 and The Olsten Corporation, a provider of staffing solutions, from 1994 to 2000.  Mr. Levine is a former Chairman of Dowling College as well as a former Member of the New York State Assembly.

Specific experience, qualifications, attributes or skills:
●	Operating and management experience, including as chief executive officer of a global client services business

●	Public company directorship and committee experience

●	Frequent panel chair and participant in director education programs sponsored by the NACD

●	Independent of the Company

Stephen D. Baksa became a director of ours on November 1, 2011. Mr. Baksa was a General Partner at the Vertical Group from 1989 through 2010, a private equity and venture capital firm focused on the fields of medical technology and biotechnology. He is currently employed at the Vertical Group as an advisor/consultant.  For more than 30 years, The Vertical Group has been an early stage investor and major shareholder of some of the medical technology industry’s most successful companies. Before Mr. Baksa joined The Vertical Group, he was co-founder of Paddington Partners, a firm engaged in special situation investing focused on public health care equities. Mr. Baksa holds an M.B.A. from The Rutgers School of Business (1969) and a B.A. in Economics from Gettysburg College (1967).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on the review of copies of such reports furnished to us, during the fiscal year ended September 30, 2011, all of our officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements, with the exception of Anthony Macaluso, a director and an officer, who has not filed Form 4 transaction information; Richard Siber, a director, who has not filed Form 3 information; Mike Robert, a ten percent stockholder, that has not filed Form 3 information and Nicole Macaluso, a ten percent stockholder, who has not filed Form 3 information.

Code of Ethics

On December 1, 2004 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o Single Touch Systems Inc. at 100 Town Square Place, Suite 204, Jersey City, NJ 07310.

Audit Committee

Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date.  Accordingly, we do not have an audit committee and or have not designated an audit committee financial expert. We are presently not required to have an audit committee financial expert but have recently expanded our board, added new directors and are presently evaluating the members to make a designation.  We have determined that for the purpose of and pursuant to the instructions of item 407(d) of regulation S-K titled Audit Committee Financial Expert, we have not completed our evaluations and therefore do not currently have a member acknowledged to possess the attributes of an “audit committee financial expert”.

Similarly we do not have a nominating committee or a committee performing similar functions.  Presently, our entire board serves the functions of an audit committee and a nominating committee.  We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future.

The Board has recently directed the drafting of the charter and formation of the governance and nominating committee. Stuart R. Levine has been designated as Chairman of that committee. The governance and nominating committee has been directed to draft the charters for the audit committee and compensation committee, then make recommendations for chairs of those committees among the independent board members. Until these committees are completed, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating committee.

Item 11.  Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2011 to:

●	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2011 and

●
all individuals who served as executive officers of ours at any time during the fiscal year ended September 30, 2011 and received annual compensation during the fiscal year ended September 30, 2011 in excess of $100,000.

SUMMARY COMPENSATION TABLE

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Anthony Macaluso	2011	322,582	0	2,700,000	205,182	3,227,764
Executive Chairman	2010	275,000	0	0	3,140	278,140

James Orsini	2011	144,375	25,000	260,000	0	429,375
Chief Executive Officer	2010	0	0	0	0	0

John Quinn	2011	4,327	0	30,000	0	34,327
Chief Financial Officer	2010	0	0	0	0	0

Employment Agreements and Benefits

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

Employment / Severance / Change-in-Control Agreements
On March 10, 2011, we entered into an employment letter agreement with James Orsini, who began employment as our Chief Executive Officer, President and Chief Financial Officer on May 16, 2011. The agreement (as amended on May 16, 2011) is for a three-year term, with successive two-year renewals unless either party elects against renewal. Mr. Orsini is entitled to a $385,000 annual salary, subject to possible increases. Mr. Orsini can also receive discretionary cash bonuses, and after three months of employment he was entitled to and did receive a $25,000 payment in respect of certain expenses. In addition, the agreement called for us to grant to him (and we accordingly did grant to him) 4,500,000 stock options under our 2010 Stock Plan; with one-third (with an exercise price of $0.63 per share) vesting on the first anniversary of his employment start date, one-third (with an exercise price of $0.90 per share) vesting on the second anniversary of his employment start date, and one-third (with an exercise price of $0.90 per share) vesting on the third anniversary of his employment start date. Vesting of his stock options shall accelerate if we experience a change in majority control. Mr. Orsini agreed not to compete with us during his employment and for two years thereafter.

If we terminate Mr. Orsini’s employment without cause or for disability or if he resigns for good reason (as those terms are defined in the agreement), or if we elect not to enter into a renewal term of the employment letter agreement, he will receive one year of salary continuation and one year of COBRA premium payments. In addition, if we terminate Mr. Orsini’s employment without cause or if he resigns for good reason, he will be entitled to exercise any of the 4,500,000 stock options which had vested as of the termination date, until three years after the termination date (or, if earlier, the expiration of the options).

If we experience a change in majority control (as defined in the agreement) during Mr. Orsini’s employment, all his unvested stock options would immediately vest.

On June 3, 2011, we entered into an employment letter agreement with Anthony Macaluso, as our executive Chairman, effective as of June 1, 2011. The agreement is for a three-year term, with successive two-year renewals unless either party elects against renewal. Mr. Macaluso is entitled to a $385,000 annual salary, subject to possible increases. Mr. Macaluso can also receive discretionary cash bonuses. We also agreed in the employment letter agreement to grant Mr. Macaluso certain stock options under our 2010 Stock Plan.

In full satisfaction of all obligations under the employment letter agreement to grant stock options to Mr. Macaluso, and after taking account of certain remissions, we granted Mr. Macaluso on June 1, 2011 a total of 4,500,000 stock options under our 2010 Stock Plan, with 1,500,000 of the options (at an exercise price of $0.65 per share) vesting on May 16, 2012, 1,500,000 of the options (at an exercise price of $0.90 per share) vesting on May 16, 2013 and 1,500,000 of the options (at an exercise price of $0.90 per share) vesting on May 16, 2014.

If Mr. Macaluso is terminated without cause or due to disability, or if he resigns for good reason (all as defined in the employment letter agreement) or if we elect not to renew his employment term, then upon giving us a release he shall be entitled to one year of salary continuation and one year of COBRA premiums payments. Also, if we are acquired or if he is terminated without cause or if he resigns for good reason (all as defined in the employment letter agreement) during Mr. Macaluso’s employment, all his unvested stock options will immediately vest.

In addition, if we terminate Mr. Macaluso’s employment without cause or due to disability or if he resigns for good reason, he would be entitled to exercise any of the 4,500,000 stock options until three years after the termination date (or, if earlier, the expiration of the options).

On September 26, 2011, we entered into an employment letter agreement with John Quinn, as our Chief Financial Officer, effective as of September 26, 2011. Pursuant to the agreement we pay Mr. Quinn an annual salary of $225,000.  The Agreement also calls for successive one-year renewals unless either party elects against renewal.  Mr. Quinn can also receive discretionary cash bonuses.

We also agreed to grant Mr. Quinn 100,000 shares of our common stock under our 2009 Employee and Consultant Stock Plan, subject to the following restriction:  all of such shares would have been forfeited to us if Mr. Quinn’s employment with us ceased for any reason; such restrictions and risk of forfeiture cliff-lapsed on December 25, 2011.

We also agreed to grant Mr. Quinn a total of 1,500,000 upfront stock options under our 2008 Stock Option Plan with 500,000 of the options (at an exercise price of $0.65 per share) vesting after one year of service, 500,000 of the options (at an exercise price of $0.90 per share) vesting after two years of service and 500,000 of the options (at an exercise price of $0.90 per share) vesting after three years of service.

Under the Agreement, if Mr. Quinn is terminated without cause or due to his disability, or if he resigns for good reason (all as defined in the Agreement) or if we elect not to renew his employment term, then upon giving us a release he shall be entitled to six months of salary continuation and six months of COBRA premiums payments.  Also, vesting of his stock options shall accelerate if Mr. Quinn is terminated without cause or if he resigns for good reason, or if we are acquired.

Equity Compensation

The following table reflects information for our executive officers named in the Summary Compensation Table, effective September 30, 2011.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price($)	Option expiration date
Anthony Macaluso	50,000 50,000 1,200,000	— — —	1.38 1.38 0.90	7/28/2012 7/28/2013 12/9/2013
	750,000 1,500,000 1,500,000 1,500,000	__ 1,500,000 1,500,000 1,500,000	0.65 0.65 0.90 0.90	6/1/2016 6/1/2016 6/1/2016 6/1/2016

James Orsini	1,500,000 1,500,000	1,500,000 1,500,000	0.63 0.90	5/16/2016 5/16/2016
	1,500,000	1,500,000	0.90	5/16/2016

John Quinn	500,000 500,000 500,000	500,000 500,000 500,000	0.65 0.90 0.90	9/26/2014 9/26/2014 9/26/2014

____________________

Director Compensation

On August 8, 2011, the Company appointed Stuart R. Levine to serve on its Board of Directors. Pursuant to the appointment letter agreement with him dated August 8, 2011 (the “Levine Agreement”), the Company will pay Mr. Levine an annual cash stipend of $20,000 (in quarterly increments). The Company also granted Mr. Levine 200,000 stock options under the Company’s 2010 Stock Plan exercisable at $0.331 per share, which fully vest on August 8, 2012, subject to continuation of service. Such stock options would, if vested on the date of cessation of service, remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner. In addition, the Company issued Mr. Levine 25,000 shares of its common stock valued at their respective market value on date of grant totaling $7,000.

On August 8, 2011, Pursuant to the letter agreement with him dated August 8, 2011 (the “Siber Agreement”), the Company will pay Mr. Siber an annual cash stipend of $20,000 (in quarterly increments). The Company also granted Mr. Siber 200,000 stock options under the Company’s 2010 Stock Plan exercisable at $0.331 per share, which fully vest on August 8, 2012, subject to continuation of service. Such stock options would, if vested on the date of cessation of service, remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner.

On November 1, 2011, the Company appointed Stephen D. Baksa to serve on its Board of Directors. Pursuant the appointment letter agreement with him dated November 1, 2011 (the “Baksa Agreement”), we will pay Mr. Baksa an annual cash stipend of $20,000 (in quarterly increments). The Company also granted to Mr. Baksa 200,000 five-year stock options under our 2010 Stock Plan, which annual options would vest in one lump amount one year after they are granted, subject to continuation of service. Such stock options would, if vested on the date of cessation of service, remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner. As contemplated by the Baksa Agreement, we granted such 200,000 stock options to Mr. Baksa effective November 1, 2011. The exercise price of the stock options is $0.225 per share.

There are currently no other regular cash compensation arrangements in place for members of the Board of Directors acting as such.  Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

The following table sets forth compensation received by our directors in fiscal year 2011.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Anthony Macaluso(2)	0	0	0	0	0
James Orsini(1)	0	0	0	0	0
Richard Siber	0	0	$10,215	0	$10,215
Stuart R. Levine	0	$7,000	$10,215	0	$17,215
_____________________
(1)	This table includes only his compensation which was expressly for service as a director. Mr. Orsini received other compensation as an executive officer—see the Summary Compensation Table above.
(2)	This table includes only his compensation which was expressly for service as a director. Mr. Macaluso received other compensation as an executive officer—see the Summary Compensation Table above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 20, 2011, the beneficial ownership of Single Touch Systems Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group.  Except as otherwise indicated, all shares are owned directly.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address is c/o Single Touch Systems Inc., 100 Town Square Place, Suite 204, Jersey City, NJ 07310.  Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after December 20, 2010 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

	Shares	Percentage
Anthony Macaluso (1)	37,515,498	23.5%
Richard Siber (2)	3,100,000	2.3%
James Orsini	400,000	0.3%
Medical Provider Financial Corporation IV (3)	12,700,000	9.8%
John Quinn	100,000	0.1%
Nicole Macaluso (1)(5)	23,297,219	17.7%
Mike Robert (6)	13,783,370	10.2%
Stephen D. Baksa (4)	7,865,034	5.9%
Stuart R. Levine (8)	25,000	0.0%

Officers and Directors as a Group (6 persons) (7)	49,005,532	30.7%

(1)
Includes 2,050,000 shares underlying stock options, 1,250,000 shares underlying warrants. Also includes 3,829,309 shares owned by Dan Ayala, which Mr. Macaluso has the right to vote pursuant to a proxy. Also includes 21,997,219 shares owned directly or as custodian by Nicole Macaluso, which Mr. Macaluso has the right to vote pursuant to a proxy. Mr. Macaluso owns 8,388,970 shares outright in his own name. Mr. Macaluso disclaims beneficial ownership of the shares owned by Dan Ayala and of the shares owned by Nicole Macaluso. Does not include 4,500,000 shares underlying stock options not exercisable within 60 days.

(2)	Includes 3,100,000 shares underlying stock options. Does not include 200,000 shares underlying stock options not exercisable within 60 days.
(3)
The address for Medical Provider Financial Corporation IV is 2100 South State College Boulevard, Anaheim, CA 92806. Thomas Seaman is now acting as receiver for Medical Provider Financial Corporation IV.

(4)	Includes shares held by him directly and in trust. Also includes 1,100,000 shares underlying warrants and 1,000,000 shares convertible pursuant to a promissory note.
(5)
The address for Ms. Macaluso is P. O. Box 1318, Rancho Santa Fe, CA 92067. Includes 50,000 shares underlying stock options and 1,250,000 shares underlying warrants. Ms. Macaluso owns 21,747,219 shares outright in her own name and 250,000 shares as custodian for children. Other than the shares listed in the table next to her name, Ms. Macaluso disclaims beneficial ownership of the shares beneficially owned by Anthony Macaluso.

(6)
The address for Mr. Robert is 4831 Mt. Longs Drive, San Diego, CA 92117. Includes 4,500,000 shares underlying warrants issued by us. Mr. Robert owns 9,228,370 shares outright and in the name of his retirement account.

(7)	Includes Messrs. Macaluso, Siber, Orsini, Baksa, Levine and Quinn.
(8)	Does not include 200,000 shares underlying stock options not exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Macaluso/Affiliates 2008 Indebtedness Consolidation and Restatement

Before the reverse merger of July 24, 2008, Anthony Macaluso made certain loan advances to Single Touch Interactive, Inc. Initially, the outstanding balance bore interest at a rate of 8% per annum and was to become due and payable in December 2010. On July 24, 2008, we and he entered into a modification of the debt arising from such loan advances, accrued interest of $24,282 and $942,397 of accrued compensation evidencing it by a convertible promissory note with a principal amount of $2,319,512, bearing interest at an annual rate of 8%, with interest payable monthly. The principal balance was payable on demand, and if no demand was made the note was to mature on July 15, 2010. The note was convertible at the holder’s option into shares of our common stock at $0.08 per share.

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

Before the reverse merger of July 24, 2008, Activate, Inc., which is an affiliate of Anthony Macaluso, made certain loan advances to Single Touch Interactive, Inc. Initially, the outstanding balance bore interest at a rate of 8% per annum and was to become due and payable in December 2010. On July 24, 2008, we and Activate, Inc. entered into a modification of the debt arising from such loan advances and accrued interest, evidencing it by a convertible promissory note with a principal amount of $73,445, bearing interest at an annual rate of 8%, with interest payable monthly. The principal balance was payable on demand, and if no demand was made the note was to mature on July 15, 2010. The note was convertible at the holder’s option into shares of our common stock at $0.08 per share.  The Company paid the balance due in full during the year ended September 30, 2011.

Dunn Warrants for Consulting 2007/2008

In July 2007 and June 2008 Single Touch Interactive, Inc. issued common stock warrants to Laurence Dunn, who later became a Director, as consideration for consulting services as a strategic advisor performing corporate planning, strategic consulting projects, mergers and acquisition advice, introduction to institutional groups, financial engineering services and related services. The warrants were for the purchase of 500,000 shares of common stock at a price of $0.02 per share and for the purchase of 1,000,000 shares of common stock at an exercise price of $0.01 per share, respectively. Mr. Dunn has transferred 52,500 of the $0.02 warrants and exercised all of the $0.01 warrants. The remaining 447,500 $0.02 warrants were exercised in June of 2011. Only 50,000 of the transferred warrants were outstanding at September 30, 2011.

Dunn 2009-2011 Consulting

We engaged our then- director Laurence Dunn as a consultant on financial matters, at a rate of $15,000 per month, from December 1, 2009 through March 2011, and at a rate of $10,000 per month for April 2011.

Macaluso 2009 Intellectual Property Transaction

On December 14, 2009, Anthony Macaluso assigned to us, as required by the Agreement and Plan of Merger and Reorganization dated March 20, 2008, under which we acquired Interactive in a reverse merger, all of his rights in a US patent and approximately 20 patent applications, generally related to providing information over cell phones. Upon the assignment, we reimbursed him $244,840 for the total legal fees he had incurred relating to the property transferred. Since then, several patents have been issued on these patent applications.

2010 Macaluso/Activate Consolidation and Modification - 2009 Debt

In fiscal 2009, Activate, Inc., which is an affiliate of Anthony Macaluso, made loan advances of $894,500 to us, at 8% interest per annum. We repaid $99,081 in fiscal 2009 and $504,000 in fiscal 2010.

In June 2009, Activate, Inc. purchased from a third party a $250,000 promissory note, bearing 10% interest per annum, which we had issued.

On June 28, 2010, we issued Activate, Inc. a new convertible promissory note with a principal amount of $633,651, which represented $291,397 of outstanding loan advances, plus the $54,170 of accrued but unpaid interest on the loan advances, plus the $250,000 principal amount of the purchased promissory note, plus the $29,787 of accrued but unpaid interest on the purchased $250,000 promissory note, plus the $8,297 of accrued but unpaid interest on the converted $73,445 convertible promissory note. The new note was to mature on June 27, 2011, accrued interest at an annual rate of 1% and was convertible at the holder’s option into our common stock at $0.37 per share. We prepaid, in February and April 2011, the entire principal amount of and all accrued interest on this new note.

Macaluso 2010 Debt Conversion

On or shortly after June 28, 2010, Anthony Macaluso and his former spouse, Nicole Macaluso, converted a convertible promissory note’s principal balance of $2,319,512 into 28,993,896 shares of our common stock. Anthony Macaluso received 13,773,992 of these shares issued.

On June 28, 2010, we issued Anthony Macaluso a new convertible promissory note with a principal amount of $155,531, which represented $123,581 of accrued compensation (net of payroll taxes) plus the $31,950 accrued but unpaid interest due him on the converted $2,319,512 convertible promissory note. The new note matured on June 27, 2011, accrued interest at an annual rate of 1% and was convertible at the holder’s option into our common stock at $0.37 per share. We repaid, in May and June 2011, the entire principal amount of and all accrued interest on this new note.

On June 28, 2010, Activate, Inc. converted a convertible note’s principal balance of $73,445 into 918,063 shares of our common stock.

Cassina 2010 Debt Conversion

From time to time our then- director James Cassina advanced funds to us, and from time to time we have repaid some of the principal amount of and accrued interest on such advances. The net advances began accruing interest in December 2008 at an annual rate of 8%. On June 29, 2010, we issued 606,768 shares of common stock to him in satisfaction of the total balance of $224,511 (which included accrued interest of $25,011), for an effective conversion rate of $0.37 per share.

Soapbox Mobile, Inc. Related-Party Arrangements

Anthony Macaluso is currently the majority shareholder of Soapbox Mobile, Inc., which provided the use of certain equipment and software to us from February 2008 through June 2010 at a monthly rate of $4,000 and had been providing them to us from July 1, 2010 to June 30, 2011 at a monthly rate of $7,500.

On June 30, 2011, the Company entered into an agreement with Anthony Macaluso whereby the Company was granted an option to acquire his majority interest in Soapbox. Under the terms of the option grant, the Company was required to pay and did a deposit of $155,000 which will be refunded in the event the acquisition does not close. Under the option agreement as modified, the term is six months, during which both parties will perform due diligence necessary to determine the value of the majority interest and perform other actions necessary to complete the acquisition. The option has been extended to the nine months expiring March 31, 2012.

Director Independence

Our Board of Directors presently consists of five members. We believe three of the members are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.  Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of our directors by reference to the rules of a national securities exchange or of a national securities association (such as the Nasdaq Stock Market).  In accordance with these requirements, we have determined that Richard Siber, Stuart R. Levine and Stephen D. Baksa are "independent directors," as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2011 and 2010 were: $63,960 and $51,250, respectively.

Audit-Related Fees

No aggregate fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending September 30, 2011 and 2010.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2011 and 2010.

All Other Fees

No other fees were billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending September 30, 2011 and 2010.

Audit Committee Pre-Approval Policies

Our officers performing such functions of an audit committee have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2011.  Audit-related fees, tax fees, and all other fees, if any, were approved by officers performing such functions of an audit committee.

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
3.1
Certificate of Incorporation of Hosting Site Network, Inc. (currently known as Single Touch Systems Inc.) Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2, filed November 8, 2001.

3.2
Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc. (currently known as Single Touch Systems Inc.) Incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 3 to the registrant’s Registration Statement on Form SB-2, filed April 11, 2002.

3.3
Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc. (currently known as Single Touch Systems Inc.) Incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.

3.4
Amended and Restated Bylaws of Hosting Site Network, Inc. (currently known as Single Touch Systems Inc.) Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 2 to the registrant’s Registration Statement on Form SB-2, filed February 8, 2002.

10.1
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

10.3
Form of Single Touch Interactive, Inc. Warrant ($0.02 exercise price (post-adjustment), expires July 2012).  A total of 2,000,000 Warrants (post-adjustment) were issued on this form to 2 persons in 2007. Incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

Exhibit No.	Description
10.4
Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc. dated April 11, 2008. Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.

10.5.1
Amendment 20071210.103.A.001 to the Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc., dated March 20, 2009. Incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.

10.5.2
Amendment 20071210.103.A.002 to Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc., dated October 25, 2010. Incorporated by reference to Exhibit 10.6.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.6+
2008 Stock Option Plan for Single Touch Systems Inc. (formerly Hosting Site Network, Inc.) Incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.

10.6.1+
Form of Notice of Stock Option Grant/Stock Option Agreement under 2008 Stock Option Plan. Incorporated by reference to Exhibit 10.7.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.7
Non-Exclusive Special Advisory Services Agreement between Peltz Capital Management, LLC and us, dated October 30, 2008. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008.

10.7.1
(Form of) Warrant issued by us in favor of Peltz Capital Management, LLC, dated October 30, 2008. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008. The form of Warrant is attached thereto as Exhibit A

10.7.2
(Form of) Registration Rights Agreement between Peltz Capital Management, LLC and us, dated October 30, 2008. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008. The form of Registration Rights Agreement is attached thereto as Exhibit B.

10.7.3
Settlement and Release Agreement, among Peltz Capital Management, LLC, Anthony Macaluso and Single Touch Systems, Inc., effective September 29, 2010. Incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010.

10.8+	2009 Employee and Consultant Stock Plan. Incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form S-8 (SEC File No. 333-163557), filed December 8, 2009.
10.8.1+
Form of stock grant acknowledgement letter under 2009 Employee and Consultant Stock Plan. Incorporated by reference to Exhibit 10.16.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.9
Non-Exclusive Placement Agency Agreement with Financial West Investment Group, Inc., dated November 30, 2009. Incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.10
Common Stock Purchase Agreement, between Mike Robert and us, dated December 13, 2009. Incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.10.1
Form of Warrant ($1.00 exercise price, expires December 13, 2011).  1,750,000 Warrants on this form were issued to Mike Robert on December 13, 2009. Incorporated by reference to Exhibit 10.18.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.11
Engagement letter agreement with Gar Wood Securities, LLC, dated January 1, 2010. Incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.11.1
Form of Warrant to Purchase Common Stock ($1.00 exercise price, expires December 31, 2012).  A total of 1,000,000 Warrants on this form were issued in favor of Gar Wood Securities, LLC and its affiliates on January 1, 2010. Incorporated by reference to Exhibit 10.19.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

Exhibit No.	Description
10.12
Common Stock Purchase Agreement, between Mike Robert and us, dated January 7, 2010. Incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.12.1
Form of Warrant ($1.00 exercise price, expires January 7, 2012).  1,750,000 Warrants on this form were issued to Mike Robert on January 7, 2010. Incorporated by reference to Exhibit 10.20.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.13
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with Zanett Opportunity Fund Ltd. and its affiliates, dated January 8, 2010, calling for the issuance of a total of 1,459,459 shares of common stock and 510,811 Warrants. Incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.13.1
Form of Warrant ($1.50 exercise price, expires January 11, 2012).  A total of 510,811 Warrants on this form were issued to Zanett Opportunity Fund Ltd. and its affiliates on January 11, 2010. Incorporated by reference to Exhibit 10.21.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.14
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with 38 persons between January and May 2010 calling for the issuance of 9,735,132 shares of common stock. Incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.14.1
Form of Warrant to Purchase Common Stock (1.00 exercise price, expires 3 years from issuance).  A total of 100,273 Warrants were issued to our placement agent Gar Wood Securities, LLC and its affiliates on this form on May 10, 2010. Incorporated by reference to Exhibit 10.22.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.14.2
Form of Warrant to Purchase Common Stock (1.00 exercise price, expires 3 years from issuance).  A total of 55,541 Warrants were issued to our placement agent Financial West Investment Group, Inc. and its affiliates on this form on May 28, 2010. Incorporated by reference to Exhibit 10.22.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.15
Convertible Promissory Note ($500,000) issued by us in favor of Mike Robert, dated March 12, 2010. Incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.15
Warrant to purchase 1,000,000 shares ($0.75 exercise price, expires March 12, 2012), issued by us to Mike Robert, dated March 12, 2010. Incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.16
Confidential Patent Purchase Agreement among Microsoft Corporation, Microsoft Licensing, GP and Single Touch Interactive, Inc., dated March 15, 2010. Incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q, filed May 14, 2010.

10.17+
Single Touch Interactive, Inc.  Convertible Promissory Note for $151,367 in favor of Anthony Macaluso, dated June 28, 2010. Incorporated by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.18+
Single Touch Interactive, Inc.  Convertible Promissory Note for $632,035 in favor of Activate, Inc., dated June 28, 2010. Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.19
Form of Settlement, Release and Discharge.  We entered into respective agreements on this form with 4 persons on June 29, 2010 calling for the issuance of a total 1,607,521 shares of common stock.  One of persons was James Cassina (606,768 shares). Incorporated by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.20
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with 27 persons in July 2010 calling for the issuance of units comprising a total of 8,225,339 shares of common stock and 2,056,334 Warrants. Incorporated by reference to Exhibit 10.29 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

Exhibit No.	Description
10.20.1
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

10.21
Settlement Agreement and Mutual General Release, among Fort Ashford Funds, LLC, Frank Kavanaugh, Single Touch Interactive, Inc., Anthony Macaluso and us, dated September 30, 2010. Incorporated by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.22
Settlement Agreement and Mutual General Release, among Ted Cooper and Single Touch Systems, Inc., dated December 14, 2010. Incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010.

10.23+	2010 Stock Option Plan. Incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010
10.23.1+	Certificate regarding amendment of 2010 Stock Plan. Incorporated by reference to Exhibit 10.32.1 to the registrant’s registration statement on Form S-1, filed June 24, 2011.
10.23.2+
Form of Notice of Stock Option Grant/Stock Option Agreement under 2010 Stock Plan. Incorporated by reference to Exhibit 10.32.2 to the registrant’s registration statement on Form S-1, filed June 24, 2011

10.24+	Employment letter agreement, between James Orsini and us, dated March 10, 2011. Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed May 16, 2011
10.24.1+
Amendment of employment letter agreement, between James Orsini and us, dated May 16, 2011. Incorporated by reference to Exhibit 10.33.1 to the registrant’s registration statement on Form S-1, filed June 24, 2011.

10.25+
Employment letter agreement, between Anthony Macaluso and us, dated June 3, 2011, as of June 1, 2011. Incorporated by reference to Exhibit 10.34 to the registrant’s registration statement on Form S-1, filed June 24, 2011.

21	List of Subsidiaries. Incorporated by reference to Exhibit 21 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
23.1*	Consent of Weaver & Martin LLC, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Single Touch Systems
Encinitas, California

We have audited the accompanying consolidated balance sheets of Single Touch Systems ("the Company") as of September 30, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Single Touch Systems as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Weaver, Martin & Samyn LLC
Weaver, Martin & Samyn LLC
 Kansas City, Missouri
December 29, 2011

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010

Assets
Current assets
Cash and cash equivalents	$523,801	$4,040,169
Accounts receivable - trade	907,275	514,327
Accounts receivable - related party	-	36,762
Prepaid expenses	93,872	212,034
Other current asset	155,000	-

Total current assets	1,679,948	4,803,292

Property and equipment, net	303,214	203,091

Other assets
Capitalized software development costs, net	395,188	305,710
Intangible assets:
Patents	714,623	779,846
Patent applications cost	544,240	428,729
Deposits and other assets	99,481	15,282

Total other assets	1,753,532	1,529,567

Total assets	$3,736,694	$6,535,950

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED BALANCE SHEETS - continued

	September 30,
	2011	2010

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and other accrued expenses	$1,178,057	$461,364
Accrued compensation	176,232	77,950
Accrued compensation - related party	36,410	-
Current obligation on patent acquisitions	163,680	175,000
Convertible debentures - related parties, including accrued interest,
net of discounts of $575,857	-	197,280

Total current liabilities	1,554,379	911,594

Long-term liabilities
Obligation on patent acquisitions	-	141,865

Total liabilities	1,554,379	1,053,459

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value, 5,000,000 shares authorized;
none outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized,
130,182,392 shares issued and outstanding as of September 30, 2011
and 123,676,892 shares issued and outstanding as of September 30, 2010	130,182	123,677
Additional paid-in capital	123,446,398	118,768,416
Accumulated deficit	(121,394,265)	(113,409,102)
Common stock subscriptions receivable	-	(500)

Total stockholders' equity (deficit)	2,182,315	5,482,491

Total liabilities and stockholders' equity (deficit)	$3,736,694	$6,535,950

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	September 30,
	2011	2010

Revenue
Wireless applications	$4,579,862	$792,564

Operating Expenses
Royalties and application costs	2,543,885	651,028
Research and development	78,860	84,240
Compensation expense (including stock based	5,468,643	1,422,020
compensation of $3,634,268 in 2011 and $52,439 in 2010)
Depreciation and amortization	633,535	611,897
General and administrative (including stock based
compensation of $958,162 in 2011 and $1,185,281 in 2010)	3,161,751	2,729,286
	11,886,674	5,498,471

Loss from operations	(7,306,812)	(4,705,907)

Other Income (Expenses)
Net gain (loss) on settlement of indebtedness	(651,315)	(2,738,985)
Changes in fair value of derivative and warrant liability	-	(3,946,275)
Interest expense	(26,236)	(812,785)

Net (loss) before income taxes	(7,984,363)	(12,203,952)

Provision for income taxes	(800)	(800)

Net income (loss)	$(7,985,163)	$(12,204,752)

Basic and diluted loss per share	$(0.06)	$(0.14)

Weighted average shares outstanding	127,817,223	85,055,249

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
STATEMENT OF STOCKHOLDERS' (DEFICIT)
FROM OCTOBER 1, 2009 THROUGH SEPTEMBER 30, 2011

			Additional		Common
	Common Stock		Paid-in	Accumulated	Shares
	Shares	Amount	Capital	Deficit	Subscribed	Total

Balance - September 30, 2009	64,442,417	$64,442	$92,568,239	$(101,204,350)	$-	$(8,571,669)
Shares issued for cash	24,519,927	24,520	11,587,485	-	-	11,612,005
Compensation to placement agents on warrant grants	-	-	558,200	-	-	558,200
Offering costs - cash	-	-	(312,770)	-	-	(312,770)
Offering costs - compensation recognized on warrant granted to placement agents	-	-	(558,200)	-	-	(558,200)
Reclass of warrant liability to permanent equity pursuant to modification in terms of warrant grant	-	-	8,658,675	-	-	8,658,675
Shares issued in cashless exercise of warrants	113,198	113	(113)	-	-	-
Shares issued in cancellation of convertible debt and accrued interest	32,938,850	32,939	5,312,541	-	-	5,345,480
Shares issued in cancelation of payables for professional services	612,500	613	465,667	-	-	466,280
Recognition of beneficial conversion feature on issuance of convertible debt	-	-	1,289,181	-	-	1,289,181
Compensation recognized on vesting of option grants	-	-	85,094	-	-	85,094
Amortization of beneficial conversion feature on related party debt			(1,255,033)	-	-	(1,255,033)
Shares issued pursuant to settlement agreement	1,000,000	1,000	849,000	-	-	850,000
Shares issued pursuant to subscription receivable	50,000	50	450	-	(500)	-
Payment under terms of modified warrant agreement	-	-	(480,000)	-	-	(480,000)
Net loss for the year ended September 30, 2010	-	-	-	(12,204,752)	-	(12,204,752)
Balance - September 30, 2010	123,676,892	123,677	118,768,416	(113,409,102)	(500)	$5,482,491
Shares issued in cashless exercise of warrants	944,316	944	(944)	-	-	-
Shares issued for services	3,625,000	3,625	3,043,375	-	-	3,047,000
Compensation recognized on option and warrant grants	-	-	1,545,430	-	-	1,545,430
Shares issued on exercise of options	1,212,500	1,212	15,388	-	-	16,600
Shares issued in settement of shareholder claim	723,684	724	650,591	-	-	651,315
Amortization of beneficial conversion feature on related party debt	-	-	(575,858)	-	-	(575,858)
Cash received on subscription receivable	-	-	-	-	500	500
Net loss for the year ended September 30, 2011	-	-	-	(7,985,163)	-	(7,985,163)
Balance - September 30, 2011	130,182,392	$130,182	$123,446,398	$(121,394,265)	$-	$2,182,315

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities
Net loss	$(7,985,163)	$(12,204,752)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	95,945	99,875
Impairment loss	-	218,776
Bad debts	105,632	-
Loss on settlement of debt	651,316	2,773,437
Amortization expense - software development costs	412,632	438,445
Amortization expense - patents	124,959	73,578
Amortization expense - discount of convertible debt	-	500,000
Stock based compensation	4,592,430	1,237,720
(Increase) decrease in assets
(Increase) decrease in accounts receivable	(461,818)	(424,918)
(Increase) decrease in prepaid expenses	142,015	(180,405)
(Increase) decrease in deposits and other assets	11,051	-
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	683,965	(581,332)
Increase (decrease) in accrued compensation	110,838	(526,825)
Increase (decrease) in accrued compensation
due related party	-	(206,956)
Increase (decrease) in accrued expenses	(1,344)	-
Increase (decrease) in accrued interest	12,253	162,553
Decrease (increase) in derivative liability	-	3,946,275

Net cash used in operating activities	(1,505,289)	(4,674,529)

Cash Flows from Investing Activities
Option paid to related party to acquire majority
interest in Soapbox Mobile, Inc	(155,000)	-
Investment in certificate of deposit, pledged	(95,250)	-
Acquisition of patents and patent applications	(111,177)	(899,774)
Purchase of property and equipment	(196,067)	(69,248)
Capitalized software development costs	(502,110)	(528,166)

Net cash used in investing activities	$(1,059,604)	$(1,497,188)

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Year Ended
	September 30,
	2011	2010

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$17,100	$11,612,005
Expenditures relating to private offerings	(30,000)	(312,770)
Proceeds received from related parties	17,685	-
Repayments on related party advances	(790,822)	(521,685)
Proceeds from issuance of debt to others	-	500,000
Repayments on debt to others	(165,438)	(875,222)
Payment relating to modification of terms on warrant agreement	-	(450,000)

Net cash provided by (used in) financing activities	(951,475)	9,952,328

Net increase (decrease) in cash	(3,516,368)	3,780,611

Beginning balance - cash	4,040,169	259,558

Ending balance - cash	$523,801	$4,040,169

Supplemental Information:

Interest expense paid	$50,705	$313,268

Income taxes paid	$-	$-

Non-cash investing and financing activities:

For the year ended September 30, 2011

During the year ended September 30, 2011, the Company issued 944,316 shares of its common stock through the cashless exercise of 1,050,000 warrants.

During the year ended September 30, 2011, the Company issued 723,684 shares of its common stock through a settlement with a former Note holder as to the number of shares he was entitled to in the original conversion of his note. The Company recognized a loss of $651,315 on the issuance of the 723,684 shares.

During the year ended September 30, 2011, the Company issued a total of 3,525,000 shares of its common stock to three officers and a director as compensation. The shares were valued at $2,997,000 and charged to operations as compensation expense.

During the year ended September 30, 2011, the Company issued 100,000 shares of its common stock to its legal counsel valued at $50,000, which was charged to operation.

During the year ended September 30, 2011, the Company charged $575,858 to equity relating to the amortization of discounts on related party convertible debt (See Note 9).

During the year ended September 30, 2011, the Company granted options to its officers, employees, employees and certain consultants to purchase 32,105,000 sharers of the Company's common stock.
Of the options granted, 16,655,000 vested during the period and were valued at $1,545,430, which were charged to operations.

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

During the year ended September 30, 2010,, the Company issued convertible promissory notes to its Chief Executive Officer and his wholly owned company evidencing the remaining balances due for loans, accrued interest and accrued compensation totaling $789,182. The Company also recorded a discount on these two notes of $789,182 for the beneficial conversion features of these notes.
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

During the year ended September 30, 2010,, the Company received $11,611,005 through various private offerings in consideration for issuing a total of 24,419,927 shares of its common stock and the grant of warrants to purchase 7,367,144 sharers of its common stock (See Note 14).

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

During the year ended September 30, ,2010, the Company acquired patents and patent applications from an unrelated third party for a total of $831,394 including the down payment of $550,000.

During the year ended September 30, 2010, the Company issued a 1,000,000 shares of stock as part consideration in the settlement with a note holder. The 1,000,000 shares were valued at their respective market value on date of issuing totaling $850,000, which is included in loss on settlement of indebtedness as reflected on the accompanying Statement of Operations.

During the year ended September 30, 2010, the Company recognize $85,094 as compensation for the vesting of 1,355,000 options granted to employees and consultants (See Note 14).

During the year ended September 30, 2010, the Company issued 113,198 shares of its common stock through the cashless exercise of 125,000 warrants (See Note 14).

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

1.     Organization, History and Business

Single Touch Systems, Inc. (“the Company’) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc.  On May 12, 2008, the Company changed its name to Single Touch Systems, Inc.

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

The Company offers its patented technologies and a modular, adaptable platform, and multi-channel messaging gateway to its customers enabling them to reach consumers on all types of connected devices.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Single Touch Systems, Inc. and it’s wholly- owned subsidiaries, Single Touch Interactive, Inc., and HSN, Inc. (an inactive company formed in New Jersey on August 21, 2001).  Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue is derived on a per-message/notification basis through the Company’s patented technologies and a modular, adaptable platform, designed to create multi-channel messaging gateways for all types of connected devices. Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

Accounts Receivable

Accounts receivable is reported at the customers’ outstanding balances, less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at September 30, 2011 were impaired. During the year ended September 30, 2010, the Company recognized impairment losses totaling $218,776 pertaining to certain abandoned software development costs.

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

Stock Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50, formerly SFAS No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.”  These standards define a fair-value-based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock for awards issued prior to October 1, 2010. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the year ended September 30, 2011, the Company recognized stock-based compensation expense totaling $4,592,430 from the issuance of a total 3,625,000 shares of its common stock to three officers, a director, and outside legal counsel valued at $3,047,000 and from the grant of common stock options and warrants valued at $1,545,430 (See Note 14). During the year September 30, 2010, the Company recognized stock based compensation expense of $1,152,626 from the granting of a common stock warrant to an advisor and $85,094 on the vesting of options to purchase 1,355,000 shares of the Company’s common stock (See Note 14).

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2011 that have been excluded from the computation of diluted net loss per share include 16,030,986 warrants and 33,780,000 options. Potential common shares as of September 30, 2010 that have been excluded from the computation of diluted net loss per share include 38,736,820 warrants, 8,675,000 options, and $771,497 of debt convertible into 2,085,126 shares of the Company’s common stock.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Concentration of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time-to-time exceed the federally-insured limit.

Of the Company’s revenue earned during the year ended September 30, 2011, approximately 96% was generated from contracts with nine customers covered under the Company’s master services agreement with AT&T. Of the Company’s revenue earned during the year ended September 30, 2010, approximately 84% was generated from contracts with five customers covered under the Company’s master services agreement with AT&T.

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

Convertible Debentures

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense or equity (if the debt is due to a related party), over the life of the debt using the effective interest method.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740 “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Recent Accounting Pronouncements

The Company’s management has evaluated all recent accounting pronouncements since the last audit through the issuance date of these financial statements. In the Company’s opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

3.    Accounts Receivable

Accounts receivable consist of the following:

	September 30,
	2011	2010
Due from customers	$987,719	$527,790
Due from related party	-	36,762
Less allowance for bad debts	(80,444)	(13,463)
	$907,275	$551,089

The Company established a reserve for bad debts that was charged to operations for the year end September 30, 2011 and 2010 of $105,632 and $0, respectively.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

4.     Property and Equipment

The following is a summary of property and equipment:

	September 30,
	2011	2010
Computer hardware	$709,891	$571,039
Equipment	46,731	46,731
Office furniture	94,410	37,194
	851,032	654,964
Less accumulated depreciation	(547,818)	(451,873)
	$303,214	$203,091

Depreciation expense for the year ended September 30, 2011 and 2010 was $95,945 and $99,875, respectively.

5.    Capitalized Software Development Costs

The following is a summary of capitalized software development costs:

	September 30,
	2011	2010
Beginning balance	$305,710	$434,765
Additions	502,110	528,166
Amortizations	(412,632)	(438,445)
Charge offs	-	(218,776)
Ending balance	$395,188	$305,710

Amortization expense for the remaining estimated lives of these costs are as follows:

Year Ending September 30,
2012	$290,997
2013	104,191
$395,188

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

The Company is amortizing the technology’s estimated fair value of $104,418 over its seven year estimated life. The Company incurred additional legal fees associated with the patent applications during the year ended September 30, 2010 of $37,163. Costs associated with patent applications are not being amortized. Upon the issuance of a patent, its respective cost will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations.  On March 30, 2010, the Company was issued US Patent 7,689,706 “System and Method for Streaming Media”. The cost associated with this patent of $3,116 is being amortized over the patent’s estimated useful life of 7 years.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

On December 14, 2009, Mr. Anthony Macaluso, the Company’s executive chairman and former president, assigned all of his rights in a patent and various patent applications for a total of $244,840, which represented the total legal fees he incurred relating to the property transferred. Of the $244,840 total, $42,638 is allocated to the cost of the patent and $202,202 is allocated to the various patent applications.  The Company incurred additional legal fees associated with the patent applications during the year ended September 30, 2010 of $64,384. Costs associated with patent applications are not being amortized. Upon the issuance of a patent, its respective cost will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations.

On March 15, 2010, the Company purchased six patents and three patent applications from an unrelated third party for $900,000 of which $550,000 was paid on the execution of the purchase agreement. $175,000 was due and paid in March, 2011 and the final installment of $175,000 is due on or before March 15, 2012. As the agreement did not provide for any stated interest on the payments, the Company was required to impute interest on the payment stream The Company present valued the payments at $831,394 using an effective interest rate of 15% in its computation. Of the $831,394, $706,685 was allocated to the purchased patents and $124,709 was allocated to the patent applications. The patents are being amortized over 7 years. The value assigned to the patent applications is not being amortized. Upon the issuance of a patent, its respective cost will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations.  The Company granted the Seller a license to utilize all acquired patents over their respective lives on a world-wide basis for no consideration. In addition, the Company is required to reserve for the Seller ten abbreviated dialing codes for a five-year period.

In January 2011, the Company was issued US Patent 7,865,181 “Searching for mobile content” and US Patent 7,865,182 “Over the air provisioning of mobile device settings”. The costs associated with these patents, totaling $29,254, are being amortized over the patent’s estimated useful life of 7 years.

In September 2011, the Company was issued US Patent 8,015,307 “System and method for streaming media”. The costs associated with these patents totaling $8,115 are being amortized over the patent’s estimated useful life of 7 years.

Amortization charged to operations for the year ended September 30, 2011 and 2010 totaled $124,959 and $73,578, respectively.

A schedule of amortization expense over the estimated life of the patents at September 30, 2011 is as follows:

Patent costs	$916,594
Less accumulated amortization	(201,971)
$714,623

A schedule of amortization expense over the estimated life of the patents is as follows:

Year Ending September 30,
2012	$129,115
2013	129,115
2014	129,115
2015	129,114
2016	125,681
Thereafter	72,483
$714,623

7.     Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

2011
U.S. statutory rate	34%
Valuation allowance	(34)%
Effective tax rate	-

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

	September 30,
	2011	2010
Current expense - Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	$-	$-

Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	-	-

U.S statutory rate	34%	$34%
Less valuation allowance	(34)%	(34)%
Effective tax rate	00%	.00%

The significant components of deferred tax assets and liabilities are as follows:

	September 30,
	2011	2010
Deferred tax assets
Stock based compensation	$1,303,779	$2,724,979
Net operating losses	12,230,219	11,078,581
Property and equipment	-	663
Intangible assets	-	24,810
Amortization - intangible assets	63,992	116,290
	13,597,990	13,945,323
Deferred tax liability
Intangible assets	(1,847)	-
Depreciation expense	(57,436)	(45,684)
Net deferred tax assets	13,538,707	13,899,639
Less valuation allowance	(13,538,707)	(13,899,639)
Deferred tax asset - net valuation allowance	$-	$-

The net change in the valuation allowance for 2011 was $(360,932).

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

The Company has a net operating loss carryover of approximately $35,971,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes”. We had no material unrecognized income tax assets or liabilities for the year ended September 31, 2011 or for the year ended September 30, 2010.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended September 30, 2011 and 2010, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2007. We are not currently involved in any income tax examinations.

8.    Obligation on Patent Acquisitions

As discussed in Note 6, the Company acquired six patents and three patent applications for payments totaling $900,000 of which $550,000 was paid at the date of purchase. The patents have been pledged as collateral against the remaining balance due. As the agreement did not provide for any stated interest, the Company imputed interest at an annual rate of 15% and present valued $350,000 balance owed to $281,394. The Company paid $175,000 in March 2011, and the remaining payment of $175,000 is due in March 2012. Interest accrued and charged to operations for the year ended September 30, 2011 and 2010 totaled $23,552 and $33,733, respectively. Following is the maturities of the short-term portion of the obligation at September 30, 2011:

March 15, 2012	$175,000
Less imputed interest	(11,320)
$163,680

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

The warrants became exercisable into common shares commencing March 12, 2010 at a price of $0.75 per share and expire on September 3, 2013.

As required, the Company valued the warrants and conversion feature of the note. The value of these instruments totaled $500,000, which was recorded as a discount against the note’s outstanding balance. The discount was amortized to interest expense over the life of the debt using the effective interest method. During the year ended September 30, 2010, the full amount of the $500,000 discount was fully charged to interest expense, as the note was converted during the year.

Interest charged to operations relating to this note for the year ended September 30, 2011 and 2010 was amounted to $0 and $25,166, respectively.

10.   Related Parties – Loan Activities

Note payable - officer

Mr. Macaluso had assisted in funding the operations of the Company through loan advances of which a portion have been repaid.  Initially, the outstanding balance, including accrued interest assessed at a rate of 8% per annum, was fully due and payable in December 2010. On July 24, 2008, the Company modified the terms of the debt and the balance due him on that date of $2,319,512, which included accrued interest of $24,282 and accrued compensation of $942,397, and was evidenced by a convertible promissory note bearing interest at an annual rate of 8%. The principal loan balance was convertible into shares of the Company’s common stock at a price of $0.08 per share, and on June 28, 2010, the Company’s executive chairman elected to convert the principal balance due of $2,319,512 into 28,993,896 shares of the Company’s common stock.

The Company accounted for the modification of the debt pursuant to ASC Topic 470-50 “Modification and Extinguishments” and recognized a gain on the modification of $2,319,512, which was charged to equity.  The convertible debt was recorded net of a discount that includes a beneficial conversion feature (“BCF”) amounting to $2,319,512. The discount was being amortized to equity over the life of the debt using the effective interest method.

Interest charged to operations relating to this note for the year ended September 30, 2011 and 2010 amounted to $0 and $133,867, respectively.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

For the year ended September 30, 2011 and 2010, the Company charged $0 and $1,009,373 respectively, to equity on the amortization of the discount.

On June 28, 2010, the Company issued Mr. Macaluso a new convertible promissory note totaling $155,531, which consisted of the remaining accrued interest due him on the above indicated converted note totaling $31,950 and accrued compensation due him  (net of payroll taxes) totaling $123,581.  The new note accrued interest at an annual rate of 1%, and the principal balance owed was convertible into shares of the Company’s common stock at a price of $0.37 per share. As the conversion price on date of issuance was less then market, the Company recognized a beneficial conversion feature of $155,531, which was treated as a discount against the face value of the note.  During the year ended September 30, 2010, $14,900 was repaid on the loan. The balance of the promissory note including accrued interest of $8, net of the unamortized portion of the discount totaling $104,615, amounted to $36,024.

The principal outstanding balance and accrued interest of $156,876 were fully paid off during year ended September 30, 2011. Interest charged to operations relating to this note for the year ended September 30, 2011 and 2010 amounted to $1,337 and $8, respectively.

The Company valued the conversion feature of the note at $155,531 using the Black-Scholes Option Model and was recorded as a discount against the note’s outstanding balance. The discount is amortized to equity over the life of the debt using the effective interest method.  For the year ended September 30, 2011 and 2010, the Company charged $104,615 and $50,916, respectively, to equity on the amortization of the discount.

Note Payable - Activate, Inc.

Activate, Inc. (“Activate”), a corporation wholly owned by Mr. Macaluso, had advanced the Company $50,000. Under the original terms of the loan, the advance was assessed interest at an annual rate of 8% and was fully due and payable with accrued interest in December 2010. On July 24, 2008, the Company modified the terms of the debt, and the balance due to Activate on that date, including accrued interest, totaling $73,445 was evidenced by a convertible promissory note bearing interest at an annual rate of 8%. The outstanding principal loan balance was convertible into shares of the Company’s common stock at a price of $0.08 per share and June 28, 2010, Activate converted the principal balance due it of $73,445 into 918,063 shares of the Company’s common stock.

The Company accounted for the modification of the debt pursuant ASC Topic 470-50 “Modification and Extinguishments”, and recognized a gain on the modification of $73,445, which was charged to equity.  The convertible debt was recorded net of a discount that included BCF amounting to $73,445. The discount was amortized to equity over the life of the debt using the effective interest method, until the replacement note explained in the paragraph below was issued.

On June 28, 2010, the accrued interest on the converted note totaling $8,297 was incorporated into a new convertible promissory note as discussed below. Interest charged to operations relating to this note for the year ended September 30, 2011 and 2010 amounted to $0 and $4,292, respectively.

For the year ended September 30, 2011 and 2010, the Company charged $0 and $31,972, respectively, to equity on the amortization of the discount.

During the year ended September 30, 2009, Activate advanced the Company approximately $795,397 of which $504,000 was repaid during the year ended September 30, 2010. The advances bore interest at a rate of 8% and the outstanding balance was fully due and payable on demand.  Interest accruing on the advances and charged to operations during the year ended September 30, 2011 and 2010 amounted to $0 and $30,511, respectively.  The balance of the outstanding advances and related accrued interest at June 28, 2010 amounted to $345,567 and was converted into a new convertible promissory note as discussed below.

In June 2009, Activate purchased a $250,000 promissory note from a debtor of the Company and assumed all of his rights and interest in the note.  The note bore interest at an annual rate of 10%. Interest accruing on this note and charged to operations during the year ended September 30, 2011 and 2010 amounted to $0 and $19,822, respectively. The balance of the Note at June 28, 2010, including accrued interest totaling $279,787, was incorporated into a new promissory note as discussed below.

As indicated above, on June 28, 2010, the Company issued Activate a new convertible promissory note totaling $633,651, which accrued interest at an annual rate of 1% and was convertible into shares of the Company common stock at a price of $0.37 per share.  As the conversion price on date of issuance was less than market, the Company recognized a beneficial conversion feature of $633,651, which was treated as a discount against the face value of the note.  During the year ended September 30, 2010, $2,784 was repaid on the debt. The balance of the promissory note, including accrued interest of $1,632, net of the unamortized portion of the discount totaling $471,243, amounted to $161,256.

Interest charged to operations relating to this note for the year ended September 30, 2011 and 2010 amounted to $3,084 and $1,632, respectively. The principal balance and accrued interest totaling $638,367 was fully paid during the year ended September 30, 2011.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

The Company valued the conversion feature of the note at $633,651 using the Black-Scholes Option Model and the conversion feature was recorded as a discount against the note’s outstanding balance. The discount was being amortized to equity over the life of the debt using the effective interest method until repayment.  For the year ended September 30, 2011 and 2010, the Company charged $471,243 and $162,408, respectively, to equity on the amortization of the discount.

Other Related Party Loans

A former Company director advanced the Company a total of $199,500 in December 2008. The balance of the advances began accruing interest in December 2008 at an annual rate of 8%. Interest accrued and charged to operations during the year ended September 30, 2011 and 2010 amounted to $0 and $11,893, respectively. The total balance owed as of June 28, 2010, including accrued interest, of $224,511 was cancelled in exchange for the issuance of 606,768 shares of the Company’s common stock. The shares were valued at $916,219 based upon the trading price of the shares on the date of cancellation. The Company recognized a loss on the transaction of $691,708, which was the difference between the amount due and the market value of the shares issued.

11.   Notes Payable - Other

On December 5, 2008, the Company entered into a Loan and Security Agreement with a third party for a total loan of $1,000,000. Proceeds from the loan were net of loan fees incurred by lender. The loan bore interest at an annual rate of 10% per annum and accrued interest was payable 90 days after the loan proceeds were received. All related party debt is subordinate to this loan. The loan had been guaranteed by the Company’s Executive chairman, and was secured by the Company’s assets.

At September 30, 2009, the outstanding balance due on the loan, including accrued interest, totaled $850,222. During the year ended September 30, 2010 the Company paid a total of $875,222 on this obligation, which fully paid off the total amount of principal and accrued interest due. In addition, on September 30, 2010 the Company issued the note holder 1,000,000 shares of its common stock in consideration for a complete settlement and release of this obligation. The shares were valued at the respective market value of $850,000, which was charged to operations and included in loss on settlement of indebtedness. Interest charged to operations during the year ended September 30, 2011 and 2010 amounted $0 and $27,222, respectively.

An unrelated third party advanced a total of $134,500 to the Company in March 2009. Interest accrued and charged to operations during the year ended September 30, 2011 and 2010 amounted to $0 and $8,018, respectively. The total balance owed as of June 28, 2010, including accrued interest, of $148,532 was cancelled in exchange for the issuance of 399,356 shares of the Company’s common stock. The shares were valued at $603,027 based upon the trading price of the shares on the date of cancellation. The Company recognized a loss on the transaction of $454,495, which was the difference between the amount due and the market value of the shares issued.

An unrelated third party advanced a total of $50,085 to the Company in July 2009. Interest accrued and charged to operations during the year ended September 30, 2011 and 2010 amounted to $0 and $3,886, respectively. The total balance owed as of June 28, 2010, including accrued interest of $53,971 was cancelled in exchange for the issuance of 145,344 shares of the Company’s common stock. The shares were valued at $219,469 based upon the trading price of the shares on the date of cancellation. The Company recognized a loss on the transaction of $165,498, which was the difference between the amount due and the market value of the shares issued.

An unrelated third party advanced a total of $150,000 to the Company in 2008. Interest accrued and charged to operations during the year ended September 30, 2011 and 2010 amounted to $0 and $8,942, respectively. The total balance owed as of June 28, 2010, including accrued interest, of $169,331 was cancelled in exchange for the issuance of 456,053 shares of the Company’s common stock. The shares were valued at $688,640 based upon the trading price of the shares on the date of cancellation. The Company recognized a loss on the transaction of $519,309, which was the difference between the amount due and the market value of the shares issued.

12.   Other Related Party Transactions

The Company entered into an agreement with Activate, Inc., a corporation wholly owned by Mr. Macaluso. Activate holds a license on certain applications, on which the Company licensed to a third party. Activate has sublicensed the applications to the Company and in consideration, receives 3% of all net revenue generated under the license. Activate collects the revenue generated under this license and pays 97% of the amounts collected to the Company. The agreement expired in June 2011, and based upon the fact that no income was derived from the third party, the agreement was not renewed. During the year ended September 30, 2011, the Company charged off $38,651 against its allowance for bad debts on amounts due under this agreement.  The amounts believed due under the third party license were never received by Activate which management believes is due to returns and other costs incurred by the third party.

On December 14, 2009, Mr. Macaluso assigned all of his rights in a patent and various patent applications for a total of $244,840, which represented the total legal fees he incurred relating to the property transferred.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

In March 2010, a former Company director exercised warrants to purchase 50,000 shares of the Company’s common stock for $1,500.  In June 2010, the same individual exercised warrants to purchase 100,000 shares of the Company’s common stock for a cash payment of $1,000.  During the year ended September 30, 2011, the Company issued the same individual a total of 1,212,500 shares of its common stock through various exercises of stock warrants for a total of $16,600. The individual resigned as a director in June, 2011.

Soapbox Mobile, Inc. leased the use of certain equipment and software to the Company from February 2008 through June 2010 at a monthly rate of $4,000 and has been providing them to the Company from July 1, 2010 to June 30, 2011 at a monthly rate of $7,500. Mr. Macaluso is a majority shareholder of Soapbox Mobile, Inc. Rent expense pertaining to this lease for the year ended September 30, 2011 and 2010 was $45,000 and $58,500, respectively.

On June 30, 2011, the Company entered into an agreement with its executive chairman whereby the Company was granted an option to acquire his majority interest in Soapbox. Under the terms of the option grant, the Company is required to pay a deposit of $155,000 which will be refunded in the event the acquisition does not close. Under the option agreement as modified, the term is six months in which both parties will perform due diligence necessary to determine the value of his majority interest and perform other actions necessary to complete the acquisition. The option has been extended to March 31, 2012.

On May 16, 2011, James Orsini became the Company’s Chief Executive Officer and President. These positions were previously held by Anthony Macaluso. Anthony Macaluso will continue to serve us as our Executive Chairman and Chief Innovations Officer.  Mr. Orsini was also appointed a director.

As part of Mr. Orsini’s compensation, the Company granted him, effective May 16, 2011, a total of 4,500,000 upfront stock options under the Company’s 2010 Stock Plan with 1,500,000 of the options (at an exercise price of $0.63 per share) vesting after one year of service, 1,500,000 of the options (at an exercise price of $0.90 per share) vesting after two years of service and 1,500,000 of the options (at an exercise price of $0.90 per share) vesting after three years of service. The terms of the option grant provide for cashless exercise. In addition, The Company issued Mr. Orsini 400,000 shares of its common stock as additional compensation. The common shares were valued at $260,000, which was charged to operations as compensation expense.

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

In December 2010, the Company had, in addition, granted Mr. Macaluso 1,200,000 options to acquire shares of the Company at $0.90 per share at any time up to and including December 8, 2013.   The Company also granted Mr. Macaluso 3,000,000 shares.   The values of such December 2010 grants were $134,704 and $2,700,000, respectively.   Both grants vested immediately.   All such option and shares are outstanding and held by Mr. Macaluso as of September 30, 2011.

On September 26, 2011, John Quinn became the Company’s Chief Financial Officer. Under the terms of his employment he received 100,000 shares of the Company’s common stock valued at $30,000, which was charged to operations and is included in compensation expense. In addition, Mr. Quinn was granted a total of 1,500,000 stock options with 500,000 of the options (at an exercise price of $0.65 per share) vesting after one year of service, 500,000 of the options (at an exercise price of $0.90 per share) vesting after two years of service, and 500,000 of the options (at an exercise price of $0.90 per share) vesting after three years of service.

On August 8, 2011, the Company appointed Stuart R. Levine to serve on its Board of Directors. Pursuant to the appointment letter agreement with him dated August 8, 2011 the Company will pay Mr. Levine an annual cash stipend of $20,000 (in quarterly increments). The Company also granted Mr. Levine 200,000 stock options exercisable at $0.331 per share, which fully vest on August 8, 2012, subject to continuation of service. In addition, the Company issued Mr. Levine 25,000 shares of its common stock valued at their respective market value on date of grant totaling $7,000.

On August 8, 2011, the Company granted Richard Siber, a Company director, 200,000 stock options exercisable at $0.331 per share, which fully vest on August 8, 2012, subject to continuation of service.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

The Company complies with the provisions of ASC No. 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures.”  ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, which are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

September 30, 2011:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Obligation on patent
acquisitions	-	$163,680	-	$163,680

September 30, 2010:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Obligation on patent
acquisitions	-	$316,865	-	$316,865
Convertible debentures -
Related parties	-	$199,899	-	$199,899
Derivative liability	-	$8,648,888	-	$8,648,888

14.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the year ended September 30, 2011, the Company issued a total of 6,505,500 shares of its common stock of which 944,316 shares were issued through the cashless exercise of 1,050,000 warrants previously granted to Peltz as discussed below, 3,625,000 shares were issued to three officers,a director and outside legal counsel for services rendered valued at $3,047,000, 1,212,500 shares were issued to a former director of the Company through various warrant exercises in consideration of $16,600 in cash, and 723,684 shares to a shareholder in full settlement of a dispute. The 723,684 shares were valued at $651,315, which was charged to operations and included in net loss from settlement of indebtedness.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

During the year ended September 30, 2010, the Company issued a total of 59,234,475 shares of its common stock of which 24,419,927 shares were issued for $11,611,005 in cash, 150,000 shares were issued to a director of the Company for $1,500, 612,500 shares were issued to professional and consultants in exchange for the cancellation of $373,304 due them for past services, 3,026,891 shares were issued in cancellation of notes payable and accrued interest totaling $1,121,513, 29,911,959 shares were issued on the conversion of debt due the Company’s executive chairman and his wholly owned company totaling $2,392,957 and 113,198 shares were issued to an advisor in a cashless exercise of 125,000 warrants ,and 1,000,000 shares were issued to a note holder under the terms of a settlement and release agreement. The 612,500 shares issued to professional and consultants were valued at the trading price of the shares on their respective date of issuance and the Company recognized a loss on the issuances totaling $57,975 during year. The 1,607,520 shares issued in cancellation of notes payable and accrued interest were valued at the trading price of the shares on their respective date of issuance and the Company recognized a loss on the issuances totaling $1,831,011 during year. The 1,000,000 shares issued under the settlement agreement were valued at the trading price of the shares on their respective date of issuance and the Company recognized a loss on the issuances totaling $850,000 during year.

Warrants

On September 30, 2011, the Company modified the terms of certain warrants previously granted to a shareholder. Under the modified terms, the expiration date for warrants to purchase 2,750,000 shares of the Company’s common stock at a price of $1.00 per share was extended one year to December 13, 2012, the expiration date for warrants to purchase 1,750,000 shares of the Company’s common stock at a price of $1.00 per share was extended one year to January 7, 2013, the expiration date for warrants to purchase 1,000,000 shares of its common stock at $0.75 per share was extended to September 3, 2013. As the fair value of these warrants based upon their modified term were less than their respective fair value when originally granted, the Company did not recognize any additional compensation. In consideration for the modification, the shareholder agreed to cancel 2,750,000 stock options previously granted with an exercise price of $1.50 per share.

In connection with the above-indicated Company’s 2010 private offering of 24,419,927 shares of its common stock during the year ended September 30, 2010, the Company issued warrants to purchase 7,367,145 shares of the Company’s common stock at exercise prices ranging from $0.75 to $1.50 per share that expire in various dates commencing in November 2011 through July 2013. In connection with certain private placements, the Company granted warrants to purchase a total of 1,325,342 shares of the Company’s common stock at a price of $1 per share. As discussed in Note 9, the Company received $500,000 in March 2010 in consideration for issuing a convertible note and warrants to purchase 1,000,000 shares of the Company’s common stock at $0.75 per share. Such warrants expire on March 12, 2012.

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

The initial 5,952,362 warrants were valued at $13,831,503 using the Black-Sholes Option Model based upon an expected life of 5 years, risk free interest rate of 2.84%, and expected volatility of 94%. At the date of grant, the Company’s common stock had a trading price of $3.00 per share. The Company charged the $13,831,503 to operations as compensation expense over the initial twelve months of the agreement. Consulting expense charged to operations during the year ended September 30, 2011 and 2010 totaled $0 and $1,152,626, respectively.

The Company has accounted for the terms of the Warrant Agreement pursuant to ASC Topic 815-40 “Contracts in Entity’s Own Equity” and initially recorded the $13,831,503 as a derivative liability.

During the year ended September 30, 2010, the Company issued 113,198 shares of its common stock to Peltz through a cashless exercise of 125,000 warrants. On September 29, 2010, the terms of the Warrant Agreement were modified. Under the terms of the modified agreement, the conversion price was reduced to $0.08 per share and the Company paid Peltz $450,000 and was required to and did reimburse Peltz $30,000 for legal fees it incurred in modification agreement. The Company accrued the $30,000 as of September 30, 2010 and the obligation is included in accrued expenses. The modified terms required the Company to file a registration statement with the Securities Exchange Commission registering 3,875,000 shares. Once the registration statement becomes effective, 7,000,000 of the remaining 10,875,000 warrants were assigned back to the Company. The Registration statement was to be effective no

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

later than March 23, 2011. The modified terms also include significant penalties if the registration ceases to remain effective until all 3,875,000 shares are sold or if the Company or its officers impact Peltz’ ability to exercise and sell the 3,875,000 shares.  Due to the modified terms of the warrant, the Company no longer considers the warrant to be a derivative instrument and the liability at September 29, 2010 of $8,658,675 was reclassed as permanent equity to additional paid-in capital. The 7,000,000 warrants were assigned to the Company and canceled in September 2011.  During the year ended September 30, 2011, the Company issued a total of 944,316 shares to Peltz through the cashless exercise of 1,050,000 warrants.

During the year ended September 30, 2011, the Company issued 1,212,500 shares of its common stock to a former director of the Company through various warrant exercises in consideration of $16,600 in cash.

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
8,675,000

The 6,000,000 options that vest on July 28, 2008 were granted to the Company’s executive chairman. These 8,675,000 options were valued at $544,790 using the Black-Sholes Option Model based upon an expected life of 3 years, risk free interest rate of 2.90%, and expected volatility of 94%. At the date of grant, the Company’s common stock had a market value of $.25 per share. The Company is charged the $544,790 to operations as compensation expense based upon the vesting of the respective options. For the year ended September 30, 2011 and 2010, compensation charged to operations totaled $0 and $85,094, respectively. In June 2011, 3,000,000 options granted to the Company’s executive chairman were returned and canceled. The remaining 3,000,000 options granted to him expired in July 2011.

In December 2010 our Board of Directors adopted the 2010 Stock Plan (“2010 Plan”) to provide common stock option grants to selected employees, non-employee directors, consultants and advisors.  The total number of shares subject to the 2010 Plan is 25,000,000. The 2010 Plan is administered by our Board of Directors; pursuant to the 2010 Plan the Board granted 9,655,000 options to employees at an exercise price of $0.90 per share expiring three years from the date of the grant. The 9,655,000 options were valued at $1,078,705 under a Binomial Option Model using a trading price of $0.90 per share, risk free interest rate of 1.03%, volatility of 106%, and assumptions of how many options would vest, based on our experience.

In May and June 2011, the Company granted options to its Chief Executive Officer and its Executive Chairman to purchase a total of 9,750,000 shares of the Company’s common stock at prices ranging from $0.63 per share to $0.90 per share expiring five years from the date of grant (see Note 12). The 9,750,000 options were valued at $928,931 under a Binomial Option Model using trading prices ranging from $063 to $0.65 per share, a risk free interest rates ranging from 1.64% to 1.83%, volatility of 100%, and assumptions of how many options would vest, based on our experience. The $928,931 will be charged to operations over the respective options’ vesting schedule which commenced in September 2011.

On June 28, 2011, the Company granted options to its outside legal counsel to purchase 750,000 shares of the Company common stock at a purchase price of $0.65 expiring five years from date of grant. The 750,000 options were valued at $45,019 under a Binomial Option Model using a trading price of $0.50 per share, a risk free interest rate of 1.59%, volatility of 100%, and assumptions of how many options would vest, based on our experience. The options vest over a nine month period commencing July 1, 2011.

On June 28, 2011, the Company granted options to a consultant to purchase 1,000,000 shares of the Company common stock at a purchase price of $0.80 expiring three years from date of grant. The 1,000,000 options were valued at $60,100 under a Binomial Option Model using a trading price of $0.50 per share, a risk free interest rate of .72%, volatility of 100%, and assumptions of how many options would vest, based on our experience. The options were immediately vested on date of grant and the Company charged the $60,100 to operations.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

On July 13, 2011, the Company granted options to two consultants to purchase a total of 5,000,000 shares of the Company common stock at a purchase price of $0.55 expiring one year from date of grant. The 5,000,000 options were valued at $320,500 under a Binomial Option Model using a trading price of $0.48 per share, a risk free interest rate of .59%, volatility of 103%, and assumptions of how many options would vest, based on our experience. The options were immediately vested on date of grant and the Company charged the $320,500 to operations.

On July 13, 2011, the Company granted options to two employees to purchase a total of 1,750,000 shares of the Company common stock at purchase prices ranging from $0.65 to $0.90 per share expiring five years from date of grant. The 1,750,000 options were valued at $106,761 under a Binomial Option Model using a trading price of $0.48 per share, a risk free interest rate of 1.39%, volatility of 103%, and assumptions of how many options would vest, based on our experience. The $106,761 will be charged to operations over the respective options’ vesting schedule which commences in July 2012.

On August 8, 2011, the Company granted options to two directors to each purchase 200,000 shares of the Company common stock at a purchase price of $0.331per share expiring five years from date of grant. The 400,000 options were valued at $20,430 under a Binomial Option Model using a trading price of $0.34 per share, a risk free interest rate of 1.13%, volatility of 102%, and assumptions of how many options would vest, based on our experience. The $10,215 will be charged to operations when the option grant vests on August 8, 2012.

On September 22, 2011, the Company granted options to an employee to purchase a total of 1,000,000 shares of the Company common stock at purchase prices ranging from of $0.65 to $0.90 per share expiring five years from date of grant. The 1,000,000 options were valued at $33,616 under a Binomial Option Model using a trading price of $0.27 per share, a risk free interest rate of .82%, volatility of 103%, and assumptions of how many options would vest, based on our experience. The $33,616 will be charged to operations over the respective options’ vesting schedule which commences in July 2012.

On September 22, 2011, the Company granted options to a consultant to purchase a total of 300,000 shares of the Company common stock at $0.50 per share expiring three years from date of grant. The 300,000 options were valued at $9,690 under a Binomial Option Model using a trading price of $0.27 per share, a risk free interest rate of .32%, volatility of 103%, and assumptions of how many options would vest, based on our experience. The $9,690 will be charged to operations when the option grant vests in December 2011.

On September 26, 2011, the Company granted options to its chief financial officer to purchase a total of 1,500,000 shares of the Company common stock at prices ranging from $0.65 to $0.90 per share expiring five years from date of grant. The 1,500,000 options were valued at $53,500 under a Binomial Option Model using a trading price of $0.30 per share, a risk free interest rate of .96%, volatility of 103%, and assumptions of how many options would vest, based on our experience. The $53,500 will be charged to operations over the respective options’ vesting schedule which commences in September 2012.

A summary of outstanding stock warrants and options is as follows:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding – September 30, 2009	37,794,334	$1.08
Granted	9,892,486	0.93
Exercised	(275,000)	(0.04)
Cancelled	-	-
Outstanding – September 30, 2010	47,411,820	$0.97
Granted	31,105,000	0.78
Exercised	(2,262,500)	(0.04)
Cancelled	(26,443,334)	(1.11)
Outstanding – September 30, 2011	49,810,986	$0.82

Of the 49,810,986 options and warrants outstanding exercisable, 35,360,986 are fully vested and currently available for exercise. For the year ended September 30, 2011, the Company changed its methodology for valuing option and warrants from the Black-Scholes Option Model to a Binomial Option Model, as the Company believed the Binomial Option Model allows for a more realistic approach in valuing the Company’s options and warrants.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

16.   Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California, and Jersey City, New Jersey. The Encinitas lease expires on May 31, 2012.  The Jersey City lease expires on June 30, 2016, and the Company has the option to lease the Jersey City offices for an additional five years. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses.  Rent expense for the year ended September 30 2011 and 2010 was $121,681 and $101,472, respectively.

Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of September 30, 2011 for the next five years and in the aggregate are:

Year Ended
September 30,
2012	$121,995
2013	109,350
2014	111,150
2015	112,050
2016	83,025
$537,570

The Company leases from Soapbox Mobile, Inc. the use of servers, certain other equipment, fixtures and furniture, an analytic platform and other software, and certain service accounts to us from February 2008 through June 2010 at a monthly rate of $4,000 and has been providing them to us since July 1, 2010 at a monthly rate of $7,500. The lease terminated on June 30, 2011. Rent expense for the year ended September 30, 2011 and 2010 was $48,000 and $58.000, respectively. During the three months ended September 30, 2010, the Company prepaid $45,000 towards the lease. The $45,000 was included in prepaid expense on the Company’s balance sheet. The Company’s executive chairman is a majority shareholder of Soapbox Mobile, Inc.

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

17.   Subsequent Events

In August 2011, the Company entered into an agreement to lease office space in Rogers Arkansas for a term of five years. The lease commences on the earlier of when the Company moves into the premises or three days after the certificate of occupancy has been issued. As of September 30, 2011, the office space was still under construction.  Under the terms of the lease, a security deposit of $3,645 is required to be paid. Provided the Company is not in default under any of the terms and condition of the lease, it has the option to renew the lease for an additional five years. The following is the required monthly rent over the initial term of the lease: 1/1/12

Months
1 -24	$3,645 per month
25-36	$3,718 per month
37-48	$3,793 per month
49-60	$3,869 per month

While the Roger’s office space is under construction, the Company leased additional offices in Rogers, Arkansas in October 2011 on a month-to-month basis. Monthly rent on these leased premises is $1,154.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

In November 2011, the Company approved borrowing of up to $2,000,000 against 1-year promissory notes, which term can be extended by mutual agreement of the holder and the Company, in minimum $100,000 units bearing 10% interest per annum payable annually. The notes can be prepaid without penalty at the option of the Company upon ten days written notice to the Holder. The principal and interest for 12 months is convertible, at the option of the holder, into common stock of the company at $0.50 per share. Each $100,000 note includes a warrant exercisable within three years entitling the holder to purchase as many as 200,000 shares of common stock of the Company at $0.25 shares; the warrants do not allow for cashless exercise. The terms of the Notes include standard default terms for acceleration, which include non-payment and insolvency. The Notes allow for the Company to obtain debt financing from a financial institution or other financial sponsor on typical terms and for such debt to be senior to the notes.

On November 14, 2011, the Company accepted a total of $1,000,000 in financing on the above-indicated terms. One of our Directors, Stephen Baksa, invested $500,000 in the units, and another shareholder invested $500,000. Each received 1,000,000 warrants to purchase common shares exercisable at $0.25 expiring in three years as a result of the investment.

On December 15, 2011, the Company approved the acceptance of minimum $100,000 (previously $250,000) units and on that date accepted an additional $400,000 in financing.   One of our shareholders invested an additional $200,000 in the units, and two other shareholders invested $100,000. As a result of the additional investments a total of 800,000 warrants to purchase common shares exercisable at $0.25 expiring in three years were issued.

On December 20, 2011 the Company accepted an additional $100,000 in financing from one investor, resulting in the issuance of 200,000 additional warrants.  On December 22, 2011 the Company accepted an additional $100,000 in financing from one investor, resulting in the issuance of another 200,000 warrants. On December 28, 2011 the Company accepted an additional $200,000 in financing from one investor, resulting in the issuance of 400,000 additional warrants.   As a result of these three investments, the Company received $400,000 of financing and issued 800,000 additional warrants, leaving $200,000 of financing approved by the Board and still available.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGLE TOUCH SYSTEMS INC.

	By:	/s/ James Orsini
James Orsini
Chief Executive Officer and President

	By:	/s/ John Quinn
John Quinn
Chief Financial Officer

Date: December 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Anthony Macaluso	Director	December 29, 2011
Anthony Macaluso

/s/ James Orsini	Director	December 29, 2011
James Orsini

/s/ Richard Siber	Director	December 29, 2011
Richard Siber

/s/ Stuart r. Levine	Director	December 29, 2011
Stuart R. Levine

/s/ Stephen d. Baksa	Director	December 29, 2011
Stephen D. Baksa

Index to Exhibits

Exhibit No.	Description

3.1
Certificate of Incorporation of Hosting Site Network, Inc. (currently known as Single Touch Systems Inc.) Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2, filed November 8, 2001.

3.2
Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc. (currently known as Single Touch Systems Inc.) Incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 3 to the registrant’s Registration Statement on Form SB-2, filed April 11, 2002.

3.3
Certificate of Amendment to Certificate of Incorporation of Hosting Site Network, Inc. (currently known as Single Touch Systems Inc.) Incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.

3.4
Amended and Restated Bylaws of Hosting Site Network, Inc. (currently known as Single Touch Systems Inc.) Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 2 to the registrant’s Registration Statement on Form SB-2, filed February 8, 2002.

10.1
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

10.3
Form of Single Touch Interactive, Inc. Warrant ($0.02 exercise price (post-adjustment), expires July 2012).  A total of 2,000,000 Warrants (post-adjustment) were issued on this form to 2 persons in 2007. Incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.4
Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc. dated April 11, 2008. Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.

10.5.1
Amendment 20071210.103.A.001 to the Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc., dated March 20, 2009. Incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.

10.5.2
Amendment 20071210.103.A.002 to Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc., dated October 25, 2010. Incorporated by reference to Exhibit 10.6.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.6+
2008 Stock Option Plan for Single Touch Systems Inc. (formerly Hosting Site Network, Inc.) Incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.

10.6.1+
Form of Notice of Stock Option Grant/Stock Option Agreement under 2008 Stock Option Plan. Incorporated by reference to Exhibit 10.7.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.7
Non-Exclusive Special Advisory Services Agreement between Peltz Capital Management, LLC and us, dated October 30, 2008. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008.

10.7.1
(Form of) Warrant issued by us in favor of Peltz Capital Management, LLC, dated October 30, 2008. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008. The form of Warrant is attached thereto as Exhibit A

Exhibit No.	Description
10.7.2
(Form of) Registration Rights Agreement between Peltz Capital Management, LLC and us, dated October 30, 2008. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008. The form of Registration Rights Agreement is attached thereto as Exhibit B.

10.7.3
Settlement and Release Agreement, among Peltz Capital Management, LLC, Anthony Macaluso and Single Touch Systems, Inc., effective September 29, 2010. Incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010.

10.8+	2009 Employee and Consultant Stock Plan. Incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form S-8 (SEC File No. 333-163557), filed December 8, 2009.
10.8.1+
Form of stock grant acknowledgement letter under 2009 Employee and Consultant Stock Plan. Incorporated by reference to Exhibit 10.16.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.9
Non-Exclusive Placement Agency Agreement with Financial West Investment Group, Inc., dated November 30, 2009. Incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.10
Common Stock Purchase Agreement, between Mike Robert and us, dated December 13, 2009. Incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.10.1
Form of Warrant ($1.00 exercise price, expires December 13, 2011).  1,750,000 Warrants on this form were issued to Mike Robert on December 13, 2009. Incorporated by reference to Exhibit 10.18.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.11
Engagement letter agreement with Gar Wood Securities, LLC, dated January 1, 2010. Incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.11.1
Form of Warrant to Purchase Common Stock ($1.00 exercise price, expires December 31, 2012).  A total of 1,000,000 Warrants on this form were issued in favor of Gar Wood Securities, LLC and its affiliates on January 1, 2010. Incorporated by reference to Exhibit 10.19.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.12
Common Stock Purchase Agreement, between Mike Robert and us, dated January 7, 2010. Incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.12.1
Form of Warrant ($1.00 exercise price, expires January 7, 2012).  1,750,000 Warrants on this form were issued to Mike Robert on January 7, 2010. Incorporated by reference to Exhibit 10.20.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.13
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with Zanett Opportunity Fund Ltd. and its affiliates, dated January 8, 2010, calling for the issuance of a total of 1,459,459 shares of common stock and 510,811 Warrants. Incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.13.1
Form of Warrant ($1.50 exercise price, expires January 11, 2012).  A total of 510,811 Warrants on this form were issued to Zanett Opportunity Fund Ltd. and its affiliates on January 11, 2010. Incorporated by reference to Exhibit 10.21.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.14
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with 38 persons between January and May 2010 calling for the issuance of 9,735,132 shares of common stock. Incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.14.1
Form of Warrant to Purchase Common Stock (1.00 exercise price, expires 3 years from issuance).  A total of 100,273 Warrants were issued to our placement agent Gar Wood Securities, LLC and its affiliates on this form on May 10, 2010. Incorporated by reference to Exhibit 10.22.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

Exhibit No.	Description
10.14.2
Form of Warrant to Purchase Common Stock (1.00 exercise price, expires 3 years from issuance).  A total of 55,541 Warrants were issued to our placement agent Financial West Investment Group, Inc. and its affiliates on this form on May 28, 2010. Incorporated by reference to Exhibit 10.22.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.15
Convertible Promissory Note ($500,000) issued by us in favor of Mike Robert, dated March 12, 2010. Incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.15
Warrant to purchase 1,000,000 shares ($0.75 exercise price, expires March 12, 2012), issued by us to Mike Robert, dated March 12, 2010. Incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.16
Confidential Patent Purchase Agreement among Microsoft Corporation, Microsoft Licensing, GP and Single Touch Interactive, Inc., dated March 15, 2010. Incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q, filed May 14, 2010.

10.17+
Single Touch Interactive, Inc.  Convertible Promissory Note for $151,367 in favor of Anthony Macaluso, dated June 28, 2010. Incorporated by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.18+
Single Touch Interactive, Inc.  Convertible Promissory Note for $632,035 in favor of Activate, Inc., dated June 28, 2010. Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.19
Form of Settlement, Release and Discharge.  We entered into respective agreements on this form with 4 persons on June 29, 2010 calling for the issuance of a total 1,607,521 shares of common stock.  One of persons was James Cassina (606,768 shares). Incorporated by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.20
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with 27 persons in July 2010 calling for the issuance of units comprising a total of 8,225,339 shares of common stock and 2,056,334 Warrants. Incorporated by reference to Exhibit 10.29 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.20.1
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

10.21
Settlement Agreement and Mutual General Release, among Fort Ashford Funds, LLC, Frank Kavanaugh, Single Touch Interactive, Inc., Anthony Macaluso and us, dated September 30, 2010. Incorporated by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.22
Settlement Agreement and Mutual General Release, among Ted Cooper and Single Touch Systems, Inc., dated December 14, 2010. Incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010.

10.23+	2010 Stock Option Plan. Incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010
10.23.1+	Certificate regarding amendment of 2010 Stock Plan. Incorporated by reference to Exhibit 10.32.1 to the registrant’s registration statement on Form S-1, filed June 24, 2011.
10.23.2+
Form of Notice of Stock Option Grant/Stock Option Agreement under 2010 Stock Plan. Incorporated by reference to Exhibit 10.32.2 to the registrant’s registration statement on Form S-1, filed June 24, 2011

10.24+	Employment letter agreement, between James Orsini and us, dated March 10, 2011. Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed May 16, 2011

Exhibit No.	Description
10.24.1+
Amendment of employment letter agreement, between James Orsini and us, dated May 16, 2011. Incorporated by reference to Exhibit 10.33.1 to the registrant’s registration statement on Form S-1, filed June 24, 2011.

10.25+
Employment letter agreement, between Anthony Macaluso and us, dated June 3, 2011, as of June 1, 2011. Incorporated by reference to Exhibit 10.34 to the registrant’s registration statement on Form S-1, filed June 24, 2011.

21	List of Subsidiaries. Incorporated by reference to Exhibit 21 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
23.1*	Consent of Weaver & Martin LLC, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.