Form 10-Q
period 2011-12-31
SINGLE TOUCH SYSTEMS INC
filed 2012-02-13
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2011

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number:  000-53744

Single Touch Systems Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	13-4122844
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Town Square Place, Suite 204
Jersey City, NJ
(Address of principal executive offices)

(201) 275-0555
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

The number of shares outstanding of each of the issuer's classes of common equity as of February 1, 2012:  130,182,392 shares of common stock

PART I - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements December 31, 2011

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$1,606,548	$523,801
Accounts receivable - trade	1,147,839	907,275
Prepaid expenses	59,360	93,872
Other current asset	155,000	155,000

Total current assets	2,968,747	1,679,948

Property and equipment, net	278,855	303,214

Other assets
Capitalized software development costs, net	393,506	395,188
Intangible assets:
Patents	560,290	714,623
Patent applications cost	705,488	544,240
Deposits and other assets	100,634	99,481

Total other assets	1,759,918	1,753,532

Total assets	$5,007,520	$3,736,694

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED BALANCE SHEETS - continued

	December 31,	September 30,
	2011	2011
	(Unaudited)

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$1,180,816	$1,178,057
Accrued expenses	169,050	176,232
Accrued compensation - related party	72,139	36,410
Current obligation on patent acquisitions	169,868	163,680
Convertible debentures- unrelated parties, including accrued interest,
net of discounts of $302,590	1,006,616
Convertible debentures - related party, including accrued interest,
net of discounts of $91,870	414,568	-

Total current liabilities	3,013,057	1,554,379

Long-term liabilities	-	-

Total liabilities	3,013,057	1,554,379

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value, 5,000,000 shares authorized;
none outstanding
Common stock, $.001 par value; 200,000,000 shares authorized,
130,182,392 shares issued and outstanding as of December 31, 2011
and as of September 30, 2011	130,182	130,182
Additional paid-in capital	123,887,742	123,446,398
Accumulated deficit	(122,023,461)	(121,394,265)
Common stock subscriptions receivable		-

Total stockholders' equity (deficit)	1,994,463	2,182,315

Total liabilities and stockholders' equity (deficit)	$5,007,520	$3,736,694

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31,
	2011	2010

Revenue
Wireless applications	$1,589,673	$1,011,738

Operating Expenses
Royalties and application costs	763,321	506,455
Research and development	37,200	23,339
Compensation expense (including stock based
compensation of $9,690 in 2011 and $3,182,508 in 2010)	693,823	3,573,198
Depreciation and amortization	155,471	137,287
General and administrative (including stock based
compensation of $21,416 in 2011 and $421,200 in 2010)	530,670	1,005,045
	2,180,485	5,245,324

Loss from operations	(590,812)	(4,233,586)

Other Income (Expenses)
Net gain (loss) on settlement of indebtedness	-	(651,315)
Interest income	25	-
Interest expense	(37,609)	(13,622)

Net (loss) before income taxes	(628,396)	(4,898,523)

Provision for income taxes	(800)	(800)

Net income (loss)	$(629,196)	$(4,899,323)

Basic and diluted loss per share	$(0.00)	$(0.04)

Weighted average shares outstanding	130,182,392	124,734,617

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2011	2010

Cash Flows from Operating Activities
Net loss	$(629,196)	$(4,899,323)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	29,641	22,250
Amortization expense - software development costs	93,754	85,759
Amortization expense - patents	32,076	29,278
Amortization expense - discount of convertible debt	15,777
Stock based compensation	31,106	3,603,708
Loss on settlement of debt	-	651,315
(Increase) decrease in assets
(Increase) decrease in accounts receivable	(240,564)	(173,302)
(Increase) decrease in prepaid expenses	34,511	30,121
(Increase) decrease in deposits and other assets	(1,154)	(1,204)
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	2,759	161,459
Increase (decrease) in accrued expenses	28,549	(2,952)
Increase (decrease) in accrued interest	15,644	2,370
Decrease (increase) in patent obligations	6,188	11,252

Net cash used in operating activities	(580,909)	(479,269)

Cash Flows from Investing Activities
Patents and patent applications costs	(38,990)	(61,067)
Purchase of property and equipment	(5,282)	(91,850)
Capitalized software development costs	(92,072)	(169,128)

Net cash used in investing activities	$(136,344)	$(322,045)

The accompanying notes are an integral part of these financial statements

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Three Months Ended
	December 31,
	2011	2010

Cash Flows from Financing Activities
Proceeds from issuance of convertible debt - unrelated parties	1,300,000	-
Proceeds from issuance of convertible debt - related parties	500,000	-
Loan advances received from related parties	-	17,685

Net cash provided by financing activities	1,800,000	17,685

Net increase (decrease) in cash	1,082,747	(783,629)

Beginning balance - cash	523,801	4,040,169

Ending balance - cash	$1,606,548	$3,256,540

Supplemental Information:

Interest expense paid	$-	$65,370

Income taxes paid	$-	$-

Non-cash investing and financing activities:

For the three-months ended December 31, 2011

During the three months ended December 31, 2011, the Company received $1,800,000 through the issuance of convertible debt including common stock warrants to purchase 3,600,000 shares of the Company's common stock at $0.50 per share. The Company recognized discounts against the principal amounts due totaling $414,425 with an offsetting amount charged to equity. The discount is being amortized over the one-year term of the respective debt instrument. The discounts consist of the relative fair value of the warrants totaling $362,909 and the relative fair value of beneficial conversion features totaling $51,516. Amortization of the discounts charged to operations for the three month ended December 31, 2011 amounted to $15,777. In addition, amortization of $4,188 was charged to equity relating to the discount on debt issued to a related party.

During the three months ended December 31, 2011, the Company recognized stock-based compensation of
$31,106 on the vesting of 750,000 options.

For the three-months ended December 31, 2010

During the three months ended December 31, 2010, the Company issued 365,975 shares of its common stock through the cashless exercise of 400,000 warrants.

During the three months ended December 31, 2010, the Company issued 723,684 shares of its common stock through a settlement with a former noteholder as to the number of shares he was entitled to in the original conversion of his note. The Company recognized a loss of $651,315 on the issuance of the 723,684 shares.

During the three months ended December 31, 2010, the Company issued 3,000,000 shares of its common stock to its President as compensation. The shares were valued at $2,700,000 and charged to operations and is included in officer's compensation.

During the three months ended December 31, 2010, the Company charged $193,866 to equity relating to the amortization of discounts on related party convertible debt (See Note 9).

In December 2010, the Company granted its employees options to purchase 9,655,000 shares of its common stock at $0.90 per share. The options were granted pursuant to the Company's 2010 Stock
Plan. The options expire 3 years from date of grant.

The accompanying notes are an integral part of these financial statements

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2011
(Unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2011, and the results of its operations and cash flows for the three months ended December 31, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 filed with the Commission on December 30, 2011.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

2.     Summary of Significant Accounting Policies

Reclassification
Certain reclassifications have been made to conform the 2012 amounts to 2011 classifications for comparative purposes.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Single Touch Systems, Inc. and it’s wholly- owned subsidiaries, Single Touch Interactive, Inc., and HSN, Inc. (an inactive company formed in New Jersey on August 21, 2001). Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
Revenue is derived on a per message/notification basis through the Company’s patented technologies and a modular, adaptable platform, designed to create multi-channel messaging gateways for all types of connected devices. Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

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

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2011
(Unaudited)

Depreciation is computed on the straight-line and accelerated methods for financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Software development	2- 3 years
Equipment	5 years
Computer hardware	5 years
Office furniture	7 years

Long-Lived Assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at December 31, 2011 were impaired.

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

Stock Based Compensation
The Company accounts for stock-based compensation under ASC Topic 505-50, formerly SFAS No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.”  These standards define a fair-value-based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three months ended December 31, 2011, the Company recognized stock-based compensation expense totaling $31,106 through the vesting of 750,000 common stock options (See Note 12). During the three months ended December 31, 2010, the Company recognized stock based compensation expense of $2,700,000 through the issuance of 3,000,000 shares of its common stock to its executive chairman and $903,708 through the granting of options to management, employees, and non-executive directors to purchase 9,655,000 shares of the Company’s common stock at $0.90 per share (See Note 12).

Loss Per Share
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2011
(Unaudited)

the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2011 that have been excluded from the computation of diluted net loss per share include 16,030,986 warrants and 33,780,000 options. Potential common shares as of December 31, 2010 that have been excluded from the computation of diluted net loss per share include 39,336,820 warrants, 8,675,000 options, and $789,182 of debt convertible into 2,132,924 shares of the Company’s common stock.

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

Of the Company’s revenue earned during the three months ended December 31, 2011, approximately 99% was generated from contracts with eight customers covered under the Company’s master services agreement with AT&T. Of the Company’s revenue earned during the three months ended December 31, 2010, approximately 97% was generated from contracts with eight customers covered under the Company’s master services agreement with AT&T.

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

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, an amendment to Topic 350, “Intangibles - Goodwill and Other,” which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company is currently evaluating whether early adoption is necessary.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company ’ s financials properly reflect the change.

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2011
(Unaudited)

3.     Accounts Receivable

Accounts receivable at December 31, 2011 consist of the following:

Due from customers	$1,228,283
Less allowance for bad debts	(80,444)
$1,147,839

4.     Property and Equipment

The following is a summary of property and equipment at December 31, 2011:

Computer hardware	$702,581
Equipment	46,731
Office furniture	107,001
856,313
Less accumulated depreciation	(577,458)
$278,855

Depreciation expense for the three months ended December 31, 2011 and 2010 was $29,641 and $22,250, respectively.

5.     Capitalized Software Development Costs

The following is a summary of capitalized software development costs at December 31, 2011:

Beginning balance	$395,188
Additions	92,072
Amortizations	(93,754)
Charge offs	-
Ending balance	$393,506

Amortization expense for the three months ended December 31, 2011 and 2010 was $93,754 and $59,759, respectively.

Amortization expense for the remaining estimated lives of these costs are as follows:

Year Ending September 30,
2012	$241,698
2013	151,808
$393,506

6.     Intangible Assets

The following is a summary of capitalized patent costs at December 31, 2011:

Patent costs	$939,534
Less accumulated amortization	(234,046)
$705,488

Amortization charged to operations for the three months ended December 31, 2011 and 2010 totaled $32,076 and $29,278, respectively.

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2011
(Unaudited)

A schedule of amortization expense over the estimated life of the patents is as follows:

Period Ending December 31,
2012	$132,392
2013	132,392
2014	132,392
2015	132,392
2016	125,229
Thereafter	50,691
$705,488

In January 2011, the Company was issued US Patent 7,865,181 “Searching for mobile content” and US Patent 7,865,182 “Over the air provisioning of mobile device settings”. The costs associated with these patents, totaling $29,254 are included above and are being amortized over the patent’s estimated useful life of 7 years.

In September 2011, the Company was issued US Patent 8,015,307 “System and method for streaming media”. The costs associated with these patents totaling $8,115 are included above and are being amortized over the patent’s estimated useful life of 7 years.

In October 2011, the Company was issued US Patent 8,041,341 “System of providing information to a telephony subscriber”. The costs associated with these patents totaling $22,940 are included above and are being amortized over the patent’s estimated useful life of 7 years.

7.     Income Taxes

As of December 31, 2011, the Company has a net operating loss carryover of approximately $36,579,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes”. We had no material unrecognized income tax assets or liabilities for the three months ended December 31, 2011 or for the three months ended December 31, 2010.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended December 31, 2011 and 2010, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2007. We are not currently involved in any income tax examinations.

The provisions for income tax expense for the three months ended December 31, 2011 and 2010 are as follows:

	2011	2010
Current
Federal	$-	$-
State	800	800
Total income tax expense	$800	$800

8.    Obligation on Patent Acquisitions

On March 15, 2010, the Company purchased six patents and three patent applications from an unrelated third party (“Seller”) for $900,000 of which $550,000 was paid on the execution of the purchase agreement. $175,000 was  due and paid on or before March 15, 2011 and the final installment of $175,000 is due on or before March 15, 2012. As the agreement did not provide for any stated interest on the payments, the Company was required to impute interest on the payment stream. The Company present valued the payments at $831,394 using an effective interest rate of 15% in its computation. Of the $831,394, $706,685 was allocated to the purchased patents and $124,709 was allocated to the patent applications. The patents are being amortized over 7 years. The value assigned to the patent applications is not being amortized. Upon the issuance of a patent, its respective cost will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations.  The Company granted the Seller a license to utilize all acquired patents over their respective lives on a worldwide basis for no consideration. In addition, the Company is required to reserve for the Seller ten abbreviated dialing codes for a five-year period. The patents have been pledged as collateral against the remaining balance due.

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2011
(Unaudited)

As of December 31, 2011, $725,000 of the $900,000 has been paid. The remaining payment of $175,000 is due in March 2012. Interest accrued and charged to operations for the three months ended December 31, 2011 and 2010 totaled $6,188 and $11,252 respectively. Following is the maturities of the long-term portion of the obligation at December 31, 2011:

March 15, 2012	$175,000
Less imputed interest	(5,132)
$169,868

9.    Convertible Debt

During the months of November and December 2011, the Company received a total of $1,800,000 in consideration for issuing convertible notes and warrants to purchase 3,600,000 shares of the Company’s common stock to seven investors including a Company director.  The notes are assessed interest at a rate of 10% per annum. Principal and accrued interest is fully due one year from the respective date of each loan, but may be extended by mutual consent of the holder and the Company. Principal and interest accruing in one year are convertible into shares of the Company’s common stock at a price of $0.50 per share.  Interest accrued on the notes during the three months ended December 31, 2011 charged to operations totaled $15,644.

The warrants became exercisable into common shares commencing on the date of each loan at a price of $0.25 per share and expire three years from the respective date of grant.

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible notes were recorded net of discounts that include the relative fair value of the warrants’ and the notes’ beneficial conversion features totaling $414,425. The discounts are being amortized to either interest expense or equity (if the debt is due to a related party) over the one year term of the various notes using the effective interest method.  The initial value of the warrants of $362,909 was calculated using the binomial option model with a risk free interest rates ranging from 0.39% to 0.43%, volatility ranging from 100.79% to 103.00%, and trading prices ranging from $0.25 to $0.35 per share. The beneficial conversion feature of $51,516 was calculated pursuant to ASC Topic 470-20 using trading prices ranging from $0.25 to $0.35 per share and an effective conversion price $0.0322 per share.

Amortization of the discounts for the three months ended December 31, 2011 totaled $19,965 of which $15,777 was charged to interest expense and $4,188 was charged to equity.

The balance of these convertible notes at December 31, 2011 is as follows:

Principal balance	$1,800,000
Accrued interest	15,644
1,815,644
Less discount	(394,460)
$1,421,184

10.  Other Related Party Transactions

On June 30, 2011, the Company entered into an agreement with its executive chairman whereby the Company was granted an option to acquire his majority interest in Soapbox. Under the terms of the option grant, the Company is required to pay a deposit of $155,000 which will be refunded in the event the acquisition does not close. Under the original option agreement the term was six months in which both parties would perform due diligence necessary to determine the value of his majority interest and perform other actions necessary to complete the acquisition. The option has been extended to March 31, 2012.

As discussed in Note 9, a Company director provided $500,000 of the $1,800,000  received in the Company’s convertible debt. issuance. As part of the consideration received for the $500,000, the director received warrants to purchase 1,000,000 common shares of the Company’s common stock for a period of three years at a price of $0.25 per share, The $500,000 note is convertible into the Company’s common shares at a conversion rate of $0.50 per share.

11.  Fair Value

The Company’s financial instruments consist principally of notes payable, convertible debentures and a derivative warrant liability.   Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations.  The Company determines the fair value of its derivative warrant liability based upon the trading prices of its common stock on the date of issuance and when applicable, on the last day of the quarter. The Company uses the Binomial Option Model in valuing the fair value of its derivative warrant liability.

The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2011
(Unaudited)

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

December 31, 2011:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Obligation on patent
acquisitions	-	$169,868	-	$169,868
Convertible debentures	-	$1,815,644	-	$1,815,644

12.  Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

The Company did not issue any common shares during the three months ended December 31, 2011.

During the three months ended December 31, 2010,  the Company issued 4,089,659 of its common stock of which 365,975 shares were issued in the cashless exercises of 400,000 warrants, 3,000,000 shares were issued to the Company’s president as compensation valued at $2,700,000 that was charged to operations and included in officers’ compensation, and  issued 723,684 shares of its common through a settlement with a former note holder as to the number of shares to which he was entitled in the original conversion of his note. The Company recognized a loss of $651,315 on the issuance of the 723,684 shares.

Warrants

As indicated in Note 9, the Company issued warrants to seven investors to purchase a total of 3,600,000 shares of the Company’s common stock at a price of $0.50 per share. The warrants expire at various dates through November and December 2014.

Options

During the three months ended December 31, 2011, the Company granted options to a director to purchase 200,000 shares of the Company’s common stock at $0.225 per share. The Company valued the options at $6,410 using a binomial option model based upon an expected life of 5 years, risk free interest rate of 0.90%, and expected volatility of 102.42%. At the date of grant, the Company’s common stock had a trading price of $0.22 per share. The Company is charging the $6,410 to operations as compensation expense based upon the vesting of the respective options.

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2011
(Unaudited)

During the three months ended December 31, 2011, the Company recognized stock based compensation on the vesting of 750,000 options totaling $31,106.

A summary of outstanding stock warrants and options is as follows:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding – September 30, 2011	49,810,986	$0.82
Granted	3,800,000	0.25
Exercised	-	-
Cancelled	-	-
Outstanding – December 31, 2011	53,610,986	$0.79

Of the 53,610,986 options and warrants outstanding exercisable, 39,710,986 are fully vested and currently available for exercise.

13.   Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California; Rogers, Arkansas; Boise, Idaho and Jersey City, New Jersey. The Encinitas lease expires on May 31, 2012. The Rogers office is leased on a month-to-month basis. The Boise lease expires on October 14, 2012. The Jersey City lease expires on June 30, 2016 and the Company has the option to lease the Jersey City offices for an additional five years. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses.  Rent expense for the three months ended December 31, 2011 and 2010 was $45,291 and $29,703, respectively. The Rogers office is leased on a temporary basis until the Company’s construction of its new offices also located in Rogers is completed (See Note 14).

Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of September 30, 2011 for the next five years and in the aggregate are:

Year Ended
December 31,
2012	$118,834
2013	109,800
2014	111,600
2015	113,400
2016	141,525
$595,159

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

Single Touch Systems, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2011
(Unaudited)

14.  Subsequent Events

In August 2011, the Company entered into an agreement to lease office space in Rogers, Arkansas for a term of five years. The lease commences on the earlier of when the Company moves into the premises or three days after the certificate of occupancy has been issued. As of December 31, 2011, the office space was still under construction and the Company took possession on January 1, 2012.  Under the terms of the lease, a security deposit of $3,645 is required to be paid. Provided the Company is not in default under any of the terms and condition of the lease, it has the option to renew the lease for an additional five years. The following is the required monthly rent over the initial term of the lease:

Months
1 -24	$3,645 per month
25-36	$3,718 per month
37-48	$3,793 per month
49-60	$3,869 per month

While the Roger’s office space was under construction, the Company leased additional offices in Rogers, Arkansas in October 2011 on a month-to-month basis. Monthly rent on these leased premises was $1,154.

On January 31, 2012 the Company accepted $100,000 as additional financing from one investor.  This investment, together with those of the same terms made in November and December of 2011, represents a cumulative total of $1,900,000 out of the $2,000,000 financing approved by the Board in November 2011.  The $100,000 note issued to the investor bears interest at a rate of 10% per annum, and the principal and accrued interest are due and payable on the first anniversary of the note.  That term may, however, be extended by mutual agreement of the holder and the Company.   The Company may, at its options, prepay the principal and accrued interest at any time with notice given to the holder.  The principal and first twelve months’ interest may be converted into common stock of the Company at $0.50 per share.   In addition, the holder received warrants to purchase as many as 200,000 shares of common stock of the Company at a price of $0.25 per share for three years from date of issuance; the warrants do not all for cashless exercise.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended September 30, 2011.

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

Our business has focused on leveraging our solution in the areas of messaging/notifications and Abbreviated Dial Codes. These solutions are to be enhanced by our deployment of imbedded advertisements and couponing.

“The vast mobile messaging industry worldwide, currently generating revenues in excess of USD 150 billion, and set to continue growing to more than USD 233 billion by 2014.” (1)

“Short Messaging Service, simply known as SMS, has established itself as the simplest, easiest and most economical means of personalized one-to-one communication – with SMS volume growth statistics attesting to its popularity.” (1)

“The performance of SMS over the last five years has been staggering and remains so mainly because it is cheap, easy to use, convenient, discreet and universally acceptable to some 4 billion consumers worldwide. SMS continues to grow in all markets. In 2009 worldwide SMS traffic topped 5 trillion messages, and that figure is set to exceed 10 trillion in 2013.” (1)

(1) Source: Portio Research Mobile Factbook 2011

We have developed and are preparing to deploy advertisements and couponing within our product offerings. This development is significant in that our per-message revenue increases significantly for each message that includes an advertisement. We see these expanded offerings, including those not based directly on messaging volume, as important steps in our continued program to creating both consumer and advertiser demand for our mobile media platform; accessing mobile notifications, advertisements, coupons and commerce transactions from the mobile phone.

Currently, over 90% of our revenues are paid to us through AT&T Services, Inc., and the bulk of that revenue comes from notifications sent on behalf of Walmart. These programs and related services continue to develop nationwide and we continue to experience increasing activity in these programs that have caused our AT&T revenues to grow.

We have a portfolio of intellectual property relevant to our industry related to mobile search, commerce, advertising and streaming media. This portfolio represents our many years innovation in the wireless industry through patented technology developed by us as well as patented technology we purchased from Microsoft and others.

We have law firms engaged to protect our patented technology against unauthorized users and infringers. We have sent letters of notification to several companies making them aware of our patent portfolio. We will continue to identify and notify companies we believe may be infringing on the intellectual property protected by our growing patent portfolio.

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

Our operating history makes predictions of future operating results difficult to ascertain. Our revenue is concentrated with a single customer. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of development. Such risks include, but are not limited to, an evolving business model and the management of growth. To address these risks we must, among other things, diversify our customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Results of Operations

Results of Operations for the Three Months Ended December 31, 2011 and December 31, 2010

During the three-month period ended December 31, 2011, the Company had an increase in revenue of approximately 57% over revenue generated during the same three-month period in the previous year ($1,589,673 in 2011 compared to $1,011,738 in 2010).   The growth, all of which is organic, is attributable to additions of programs and increased mobile adoption rates. The Company’s net loss for the three months ended December 31, 2011 was $629,196.  This compares favorably with the net loss incurred during three months ended December 31, 2010 of $4,899,323. The net loss of $629,196 incurred in 2011 included stock-based compensation of $31,106 and $155,471 of depreciation and amortization. The net loss of $4,899,323 incurred in 2010 included stock-based compensation of $3,603,708 and $137,287 of deprecation and amortization. Net loss, excluding stock-based compensation and depreciation and amortization, was $442,619 in 2011 as compared to $1,158,328 in 2010, a decrease of 62%.

We define Adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the three months ended December 31, 2011 and 2010 follows:

	For the Three Months Ended December 31,
	2011			2010			GAAP		Adjusted EBITDA
		Adjust-	Adjusted		Adjust-	Adjusted	Change		Change
	GAAP	ments	EBITDA	GAAP	ments	EBITDA	$	%	$	%

Revenue
Wireless Applications	$1,589,673		$1,589,673	$1,011,738		$1,011,738	$577,935	57%	$577,935	57%

Operating Expenses
Royalties and Application Costs	763,321		763,321	506,455		506,455	256,866	51%	256,866	51%
Research and Development	37,200		37,200	23,339		23,339	13,861	59%	13,861	59%
Compensation expense (including			-			-
stock-based compensation)	693,823	(9,690)	684,133	3,573,198	(3,182,508)	390,690	(2,879,375)	-81%	293,443	75%
Depreciation and amortization	155,471	(155,471)	-	137,287	(137,287)	-	18,184	13%
General and administrative (including			-			-
stock-based compensation)	530,670	(21,416)	509,254	1,005,045	(421,200)	583,845	(474,375)	-47%	(74,591)	-13%
	2,180,485	(186,577)	1,993,908	5,245,324	(3,740,995)	1,504,329	(3,064,839)	-58%	489,579	33%

Loss from Operations/Adjusted EBITDA	$(590,812)	$186,577	$(404,235)	$(4,233,586)	$3,740,995	$(492,591)	$3,642,774	-86%	$88,356	-18%

Royalties and application costs represent the direct out-of-pocket costs associated with revenue. Royalties and application costs vary substantially in line with revenue and totaled $763,321 in 2011, compared to $506,455 in 2010, an increase of 51%.

Compensation expense of $693,823 in 2011 includes stock based compensation totaling $9,690 relating to the vesting of options granted to an employee to purchase 300,000 shares of the Company’s common stock. Compensation expense of $3,573,198 in 2010 includes stock-based compensation totaling $3,182,508 consisting of the fair value of 3,000,000 common shares issued to the Company’s executive chairman, $2,700,000, and the fair value of options granted to employees and officers to purchase 5,155,000 shares of common stock, $482,508. The compensation expense included within Adjusted EBITDA, which excludes stock-based compensation, totaled $684,133 for 2011 and $390,690, reflecting the additional personnel needed to service and manage our expanding underlying business.

General and administrative expenses for the three months ended December 31, 2011 and 2010, both on a GAAP and on an Adjusted EBITDA basis, consist of the following:

	For the Three Months Ended December 31,
	2011			2010			GAAP		Adjusted EBITDA
		Adjust-	Adjusted		Adjust-	Adjusted	Change		Change
	GAAP	ments	EBITDA	GAAP	ments	EBITDA	$	%	$	%

Professional Fees	$166,960	$(15,006)	$151,954	$253,821		$253,821	$(86,861)	-34%	$(101,867)	-40%
Travel	138,841		138,841	55,049		55,049	83,792	152%	83,792	152%
Consulting expense	106,925	(6,410)	100,515	605,195	(421,200)	183,995	(498,270)	-82%	(83,480)	-45%
Office rent	45,291		45,291	29,704		29,704	15,587	52%	15,587	52%
Insurance expense	28,156		28,156	17,586		17,586	10,570	60%	10,570	60%
Equipment lease	-		-	22,500		22,500	(22,500)	-100%	(22,500)	-100%
Trade shows	12,000		12,000	-		-	12,000		12,000
Telephone	11,610		11,610	7,836		7,836	3,774	48%	3,774	48%
Office expense	8,056		8,056	2,745		2,745	5,311	193%	5,311	193%
Other	12,831		12,831	10,609		10,609	2,222	21%	2,222	21%
Total General and Administrative Expenses	$530,670	$(21,416)	$509,254	$1,005,045	$(421,200)	$583,845	$(474,375)	-47%	$(74,591)	-13%

Our professional fees decreased from 2011 when compared to that for 2010. Professional fees of $166,960 in 2011 includes stock-based compensation of $15,006 pertaining to the vesting of options granted to the Company’s outside legal counsel to purchase 250,000 shares of the Company’s common stock. No stock-based compensation was included in professional fees for 2010. Professional fees excluding stock-based compensation decreased from $253,821 in 2010 to $151,954 in 2011 due largely to replacing some services previously performed by variable-priced outside advisors with those from fixed-fee outside advisors and management.

Travel expense has increased from $55,049 in 2010 to $138,841 in 2011. This is largely attributable to the addition of personnel and increased business development activities.

Consulting expense of $106,925 in 2011 includes stock-based compensation of $6,410 pertaining to the vesting of options granted to a Company director to purchase 200,000 shares of the Company’s common stock Consulting expenses of $605,195 in 2010 included $421,200 of stock-based compensation mostly attributable to one outside advisors no longer compensated for such services. Excluding stock-based compensation consulting expense has decreased from $183,995 in 2010 to $100,515 in 2011. This reduction is largely attributable to replacing some services previously performed by outside consultants with those of management.

Other expenses not part of Loss from Operations or Adjusted EBITDA in 2011 included interest expense of $37,609, of which $15,644 pertains to interest accruing on $1,800,000 of convertible debt issued by the Company in November and December of 2011, $15,777 pertains to amortization of discounts on the convertible debt (See Note 9 to the financial statements), and $6,188 pertains to inputed interest on the Company’s obligation on the purchase of patents and patent applications (See Note 8 to the financial statements).

Other expenses not part of Loss from Operations or Adjusted EBITDA in 2010 included a $651,315 loss on settlement of indebtedness relating to the Company issuance of 723,684 shares of its common stock through a settlement with a former Note holder caused by a dispute as to the number of shares he believed he was entitled to through the original conversion of his note and interest expense of $13,622.

Changes in assets and liabilities

At December 31, 2011, we had total assets of $5,007,520 and total liabilities of $3,013,057. As of December 31, 2010, we had total assets of $6,081,465 and total liabilities of $1,437,140. The decrease in assets is largely due to the reduction in cash raised prior to December 31, 2010 and used to fund operating losses following then, and the increase in liabilities is largely due to the $1,800,000 convertible debt issuance in the quarter ended December 31, 2010 (See footnote 9 to the financial statements.)

Liquidity and Capital Resources

During the three-month period ending December 31, 2011 cash used in operating activities totaled $580,909. Cash used in investing activities totaled $136,344, of which $92,072 represented the capitalized internal costs of our software development, $5,282 represented equipment purchases, and $38,990 represented capitalized legal fees incurred in the process of applying for various patents on our technology. Cash provided from financing activities amounted to $1,800,000 through the issuance of convertible debt. We had an overall net increase in cash for the period of $1,082,747; the beginning balance for the period was $523,801 while the cash balance at the end of the period was $1,606,548.

During the three-month period ending December 31, 2010 cash used in operating activities totaled $479,269. Cash used in investing activities totaled $322,045, of which $169,128 represented the capitalized internal costs of our software development, $91,850 represented equipment purchases, and $61,067 represented capitalized legal fees incurred in the process of applying for various patents on our technology. Cash provided in financing activities was $17,685 representing cash advances from a related party. We had an overall net decrease in cash for the period of $783,629; the beginning balance for the period was $4,040,169, while the cash balance at the end of the period was $3,256,540.

Over the next twelve months we believe that existing capital and anticipated funds from operations will be sufficient to sustain our current level of operations.  We may, however, seek additional financing to increase our cash and liquidity buffer.  In addition, increased acceleration in our organic business or other strategic initiatives may require other financing. There can, moreover, be no assurance of when, if ever, our operations become profitable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4 - Controls and Procedures

James Orsini, our Principal Executive Officer and John Quinn, our Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), has concluded that, as of December 31, 2011, our disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

No disclosure required.

Item 1A - Risk Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2012 the Company accepted $100,000 as additional financing from one investor.  This investment, together with those of the same terms made in November and December of 2011, represents a cumulative total of $1,900,000 out of the $2,000,000 financing approved by the Board in November 2011.  The $100,000 note issued to the investor bears interest at a rate of 10% per annum, and the principal and accrued interest are due and payable on the first anniversary of the note.  That term may, however, be extended by mutual agreement of the holder and the Company.   The Company may, at its options, prepay the principal and accrued interest at any time with notice given to the holder.  The principal and first twelve months’ interest may be converted into common stock of the Company at $0.50 per share.   In addition, the holder received warrants to purchase as many as 200,000 shares of common stock of the Company at a price of $0.25 per share for three years from date of issuance; the warrants do not all for cashless exercise.

The offerings of the securities described in this Item 2 were exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

No disclosure required.

Item 6 - Exhibits

Index to Exhibits

Exhibit No.	Description
10.1*+	Board of Directors Service Letter Agreement between Richard S. Siber and us dated August 8, 2011.
10.2*+	Board of Directors Service Letter Agreement between Stuart R. Levine and us dated August 8, 2011.
10.3*+	Form of Indemnification Agreement.
10.4*+	Employment letter agreement and Restricted Stock Issuance Agreement, between John Quinn and us, dated September 26, 2011.
10.5*+	Board of Directors Service Letter Agreement between Stephen D. Baksa and us dated November 1, 2011.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Single Touch Systems Inc.

Date: February 10, 2012	By:	/s/ James Orsini
James Orsini, CEO and President
Principal Executive Officer

Date: February 10, 2012	By:	/s/ John Quinn
John Quinn, Chief Financial Officer
Principal Financial Officer