Form 10-Q
period 2012-03-31
SINGLE TOUCH SYSTEMS INC
filed 2012-05-18
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2012

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

The number of shares outstanding of each of the issuer's classes of common equity as of April 30, 2012:  131,082,392 shares of common stock

ii

PART I - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements March 31, 2012

SINGLE TOUCH SYSTEMS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2012	2011
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$1,053,158	$523,801
Accounts receivable - trade, net of allowance	1,067,659	907,275
Prepaid expenses	86,860	93,872
Other current asset	155,000	155,000

Total current assets	2,362,677	1,679,948

Property and equipment, net	279,068	303,214

Other assets
Capitalized software development costs, net of amortization	401,002	395,188
Intangible assets:
Patents	673,257	714,623
Patent applications cost	592,113	544,240
Software license	76,000	-
Deposits and other assets	104,280	99,481

Total other assets	1,846,652	1,753,532

Total assets	$4,488,397	$3,736,694

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS - continued

	March 31,	September 30,
	2012	2011
	(Unaudited)

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$928,242	$1,178,057
Accrued expenses	139,417	176,232
Accrued compensation - related party	74,986	36,410
License fee payable	30,000	-
Current obligation on patent acquisitions	84,934	163,680
Convertible debentures- unrelated parties, including accrued interest,
net of discounts of $273,091	1,270,224	-
Convertible debentures - related party, including accrued interest,
net of discounts of $62,970	455,934	-
Total current liabilities	2,983,737	1,554,379
Long-term liabilities	-	-
Total liabilities	2,983,737	1,554,379

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized;
none outstanding
Common stock, $.001 par value; 200,000,000 shares authorized,
130,882,392 shares issued and outstanding as of December 31, 2011
and as of September 30, 2011	130,882	130,182
Additional paid-in capital	124,062,576	123,446,398
Accumulated deficit	(122,688,798)	(121,394,265)
Common stock subscriptions receivable	-	-
Total stockholders' equity	1,504,660	2,182,315
Total liabilities and stockholders' equity	$4,488,397	$3,736,694

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenue
Wireless applications	$1,554,823	$1,031,585	$3,144,496	$2,045,433

Operating Expenses
Royalties and application costs	654,310	450,790	1,417,631	959,355
Research and development	16,050	9,533	53,250	32,872
Compensation expense (including stock based
compensation of $0, $0, $9,960, and $3,182,508 *)	679,961	326,839	1,373,784	4,321,237
Depreciation and amortization	163,604	157,294	319,075	294,580
General and administrative (including stock based
compensation of $68,606, $0, $89,753, and $421,200 *)	577,778	506,497	1,108,448	1,090,343
	2,091,703	1,450,953	4,272,188	6,698,387

Loss from operations	(536,880)	(419,368)	(1,127,692)	(4,652,954)

Other Income (Expenses)
Net (loss) on settlement of indebtedness	-	-	-	(651,315)
Interest income	11	-	36	-
Interest expense	(128,468)	(12,420)	(166,077)	(26,042)

Net (loss) before income taxes	(665,337)	(431,788)	(1,293,733)	(5,330,311)

Provision for income taxes	-	-	(800)	(800)

Net income (loss)	$(665,337)	$(431,788)	$(1,294,533)	$(5,331,111)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.04)

Weighted average shares outstanding	130,182,392	128,071,629	130,316,818	126,388,312

* For the quarters ended March 31, 2012 and 2011 and for the six months ended March 31, 2012 and 2011, respectively.

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	March 31,
	2012	2011

Cash Flows from Operating Activities
Net loss	$(1,294,533)	$(5,331,111)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	53,515	46,537
Amortization expense - software development costs	201,254	185,327
Amortization expense - patents	64,306	62,716
Amortization expense - discount of convertible debt	95,103	-
Stock based compensation	99,713	3,603,708
Loss on settlement of debt	-	651,315
(Increase) decrease in assets
(Increase) decrease in accounts receivable	(160,384)	(181,442)
(Increase) decrease in prepaid expenses	7,011	69,143
(Increase) decrease in deposits and other assets	(4,799)	(1,204)
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	(249,816)	(3,810)
Increase (decrease) in accrued expenses	1,763	31,425
Increase (decrease) in accrued interest	70,974	14,184
Net cash used in operating activities	(1,115,893)	(853,212)

Cash Flows from Investing Activities
Patents and patent applications costs	(70,812)	(23,005)
Purchase of property and equipment	(29,370)	(91,850)
Capitalized software development costs	(207,068)	(292,219)
Net cash used in investing activities	$(307,250)	$(407,074)

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - Continued

	For the Six Months Ended
	March 31,
	2012	2011

Cash Flows from Financing Activities
Proceeds from issuance of common stock	40,000	1,000
Proceeds from issuance of convertible debt - unrelated parties	1,500,000	(175,000)
Proceeds from issuance of convertible debt - related parties	500,000	-
Loan advances received from related parties	-	17,685
Fees paid pursuant to warrant settlement	-	(30,000)
Repayments on related party loans	-	(320,000)
Principal reduction in obligation on patent purchases	(87,500)
Net cash provided by financing activities	1,952,500	(506,315)
Net increase (decrease) in cash	529,357	(1,766,601)
Beginning balance - cash	523,801	4,040,169
Ending balance - cash	$1,053,158	$2,273,568

Supplemental Information:
Interest expense paid	$-	$-
Income taxes paid	$800	$800

Non-cash investing and financing activities:

For the six-months ended March 31, 2012

During the six months ended March 31, 2012, the Company received $2,000,000 through the issuance of convertible debt including common stock warrants to purchase 4,000,000 shares of the Company's common stock at $0.25 per share. The Company recognized discounts against the principal amounts due totaling $464,252 with an offsetting amount charged to equity. The discount is being amortized over the one year term of the respective debt instrument. The discounts consist of the relative fair value of the warrants totaling $412,736 and the relative fair value of beneficial conversion features totaling $51,516.

During the six-months ended March 31 2012, the Company agreed to modify the terms of warrants granted to a consultant under a new agreement replacing a prior agreement in June 2011 to purchase 1,000,000 shares of the Company's common stock. Under the modified terms, the exercise price was reduced from $0.80 per share to $0.40 per share and the expiration date of the warrants was extended from June 14, 2014 to December 14, 2014.
The Company recognized compensation expense during the period of $53,600 on the modification.

During the six-months ended March 31, 2012, the Company was granted a perpetual license to utilize the
Anywhere software. In consideration for the license, the Company agreed to pay $30,000 and issue 200,000 shares of its common stock. The license was valued at $76,000 (See Note 6). The $30,000 was paid in April 2012.

During the six-months ended March 31, 2012, the Company recognized stock based compensation of
$46,113 on the vesting of 1,000,000 options.

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - Continued

For the six-months ended March 31, 2011

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

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1.     Organization, History and Business
Single Touch Systems, Inc. (“the Company”) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc.  On May 12, 2008, the Company changed its name to Single Touch Systems, Inc.

The Company offers its patented technologies via a modular, adaptable platform and multi-channel messaging gateway to its customers enabling them to reach consumers on all types of connected devices.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2012, and the results of its operations and cash flows for the three months and six months ended March 31, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to ensure the information presented is not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 filed with the Commission on December 30, 2011.
The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

2.     Summary of Significant Accounting Policies

Reclassification
Certain reclassifications have been made to conform the 2011 amounts to 2012 classifications for comparative purposes.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Single Touch Systems, Inc. and it’s wholly- owned subsidiaries, Single Touch Interactive, Inc., and HSN, Inc. (an inactive company formed in New Jersey on August 21, 2001). Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
Revenue is derived on a per message/notification basis through the Company’s patented technologies and a modular, adaptable platform designed to create multi-channel messaging gateways for all types of connected devices. Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets
The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at March 31, 2012 were impaired.

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

Issuances Involving Non-cash Consideration
All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services and property. The non-cash consideration paid pertains to consulting services and the acquisition of a software license (See Note 6).

Stock Based Compensation
The Company accounts for stock-based compensation under ASC Topic 505-50, formerly Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.”  These standards define a fair-value-based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the six months ended March 31, 2012, the Company recognized stock-based compensation expense totaling $99,713, of which $46,113 was recognized through the vesting of 1,000,000 common stock options and $53,600 was recognized as compensation on the modification of 1,000,000 warrants granted to a consultant under a new agreement replacing a prior agreement (See Note 12). During the six months ended March 31, 2011, the Company recognized stock-based compensation expense of $2,700,000 through the issuance of 3,000,000 shares of its common stock to its executive chairman and $903,708 through the granting of options to management and employees to purchase 9,655,000 shares of the Company’s common stock at $0.90 per share (See Note 12).

Loss per Share
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2012 that have been excluded from the computation of diluted net loss per share amounted to 57,124,613 shares and include 20,020,175 warrants, 32,980,000 options and $2,062,219  of debt and accrued interest convertible into 4,124,438 shares of the Company’s common stock.  Potential common shares as of March 31, 2011 that have been excluded from the computation of diluted net loss per share total 57,434,880 shares and include 37,836,820 warrants, 18,330,000 options, and $469,182 of debt convertible into 1,268,060 shares of the Company’s common stock.

Cash and Cash Equivalents
For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk
The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Of the Company’s revenue earned during the three months ended March 31, 2012, approximately 99% was generated from contracts with eight customers covered under the Company’s master services agreement with AT&T. Of the Company’s revenue earned during the three months ended March 31, 2011, approximately 93% was generated from contracts with eight customers covered under the Company’s master services agreement with AT&T.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Income Taxes
The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.

3.     Accounts Receivable

Accounts receivable consists of the following:

	March 31,	September 30,
	2012	2011
Due from customers	$1,148,103	$987,719
Less allowance for bad debts	(80,444)	(80,444)
Net Carrying Value	$1,067,659	$907,275

4.     Property and Equipment

The following is a summary of property and equipment:

	March 31,	September 30,
	2012	2011
Computer hardware	$706,001	$709,891
Equipment	46,731	46,731
Office furniture	127,669	94,410
Total Cost	880,401	851,032
Less accumulated depreciation	(601,333)	(547,818)
Net Book Value	$279,068	$303,214

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the three months ended March 31, 2012 and 2011 was $23,874 and $24,287, respectively. Depreciation expense for the six months ended March 31, 2012 and 2011 was $53,515 and $46,537, respectively.

5.     Capitalized Software Development Costs

The following is a summary of the net book value of capitalized software development costs:

	March 31,	September 30,
	2012	2011
Beginning Balance	$395,188	$305,710
Additions	207,068	502,110
Amortization	(201,254)	(412,632)
Ending Balance	$401,002	$395,188

Amortization expense for the three months ended March 31, 2012 and 2011 was $107,500 and $125,568, respectively. Amortization expense for the six ended March 31, 2012 and 2011 was $201,254 and $185,327, respectively.

Amortization expense for the remaining estimated lives of these costs are as follows:

Period Ending March 31,

2013	$245,757
2014	155,245
$401,002

6.     Intangible Assets

Patents
The following is a summary of the net book value of capitalized patent costs:

	March 31,	September 30,
	2012	2011
Beginning Balance	$939,534	$916,594
Less: amortization	(266,277)	(201,971)
Ending Balance	$673,257	$714,623

Amortization charged to operations for the three months ended March 31, 2012 and 2011 totaled $32,230 and $33,438, respectively. Amortization charged to operations for the six months ended March 31, 2012 and 2011 totaled $64,306 and $62,716, respectively.

A schedule of amortization expense over the estimated life of the patents is as follows:

Period Ending March 31,

2013	$132,392
2014	132,392
2015	132,392
2016	132,392
2017	121,500
Thereafter	22,189
$673,257

In January 2011, the Company was issued US Patent 7,865,181 “Searching for mobile content” and US Patent 7,865,182 “Over the air provisioning of mobile device settings.” The costs associated with these patents, totaling $29,254 are included above and are being amortized over the patent’s estimated useful life of 7 years.

In September 2011, the Company was issued US Patent 8,015,307 “System and method for streaming media.” The costs associated with the patent totaling $8,115 are included above and are being amortized over the patent’s estimated useful life of 7 years.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2011, the Company was issued US Patent 8,041,341 “System of providing information to a telephony subscriber.” The costs associated with this patents totaling $22,940 are included above and are being amortized over the patent’s estimated useful life of 7 years.

Software license
On March 30, 2012, the Company was granted a perpetual license to utilize the “Anywhere” software and related source code from Soap Box Mobile, Inc. (“Soapbox”). Under the terms of the underlying agreement, the Company issued 200,000 shares of its common stock to Soapbox and paid $30,000 in April 2012. All of the consideration paid was distributed to eight individuals comprising all of the common shareholders of Soapbox pursuant to instruction from Soapbox. The Company valued the license at $76,000, comprising of the fair value of the 200,000 shares on date of grant ($46,000) and the $30,000 of cash. The license, by its terms, has an indefinite life and is therefore not subject to amortization. The Company’s executive chairman owns a majority preferred interest in Soapbox and received no portion of the consideration paid.

7.     Income Taxes

As of March 31, 2012, the Company has a net operating loss carryover of approximately $37,160,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities for the six months ended March 31, 2012 or for the six months ended March 31, 2011.

The Company’s policy regarding interest and penalties on income tax is to expense those items as general and administrative expense but to identify them for tax purposes. During the six months ended March 31, 2012 and 2011, there were no income tax or related interest and penalty items in the income statement or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2007. The Company is not currently involved in any income tax examinations.

The provisions for income tax expense for the six months ended March 31, 2012 and 2011 are as follows:

	2012	2011
Current
Federal	$-	$-
State	800	800
Total income tax expense	$800	$800

8.     Obligation on Patent Acquisitions

On March 15, 2010, the Company purchased six patents and three patent applications from an unrelated third party (the “Seller”) for $900,000 of which $550,000 was paid on the execution of the purchase agreement. Pursuant to the initial agreement, $175,000 was due on or before March 15, 2011, which was paid, and the final installment of $175,000 was due on or before March 15, 2012. The terms of the agreement were modified on March 1, 2012 whereby the remaining $175,000 is payable in two installments. Under the modified terms, an installment of $87,500 became due on or before March 15, 2012 and was paid. The fourth and final installment of $87,500 is now due on or before September 15, 2012.

As the original and modified agreements do not provide for any stated interest on the payments, the Company was required to impute interest on the payment stream. The Company present valued the payments at $831,394 using an effective interest rate of 15% in its computation. Of the $831,394, $706,685 was allocated to the purchased patents, and $124,709 was allocated to the patent applications. The patents are being amortized over 7 years. The value assigned to the patent applications is not being amortized. Upon the issuance of a patent, its respective cost will be amortized over the patent’s estimated useful life. Costs associated with abandoned applications are charged to operations.  The Company granted the Seller a license to utilize all acquired patents over their respective lives on a worldwide basis for no consideration. In addition, the Company is required to reserve for the Seller ten abbreviated dialing codes for a five-year period. The patents have been pledged as collateral against the remaining balance due.

As of March 31, 2012, $812,500 of the $900,000 has been paid. The remaining payment of $87,500 is due in September 2012.  Interest accrued and charged to operations for the three months ended March 31, 2012 and 2011 totaled $2,566 and $12,338, respectively. Interest accrued and charged to operations for the six months ended March 31, 2012 and 2011 totaled $8,754 and $22,024, respectively.

Following is the maturity of this obligation at March 31, 2012:

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due September 15, 2012	$87,500
Less imputed interest	(2,566)
Net Carrying Value	$84,934

9.     Convertible Debt

During the months of November and December 2011, the Company received a total of $1,800,000 in consideration for issuing convertible notes and warrants to purchase 3,600,000 shares of the Company’s common stock to seven investors including a Company director.  In February 2012, the Company received from two investors an additional $200,000 in consideration for issuing convertible notes and warrants to purchase 400,000 shares of the Company’s common stock. One of the investors participated in the earlier issuance. The notes bear interest at a rate of 10% per annum. Principal and accrued interest are fully due one year from the respective date of each loan but may be extended by mutual consent of the holder and the Company. Outstanding principal and the first year’s accrued interest are convertible into shares of the Company’s common stock at a conversion rate of $0.50 per share.  Interest accrued on the notes during the three months and six months ended March 31, 2012 and charged to operations amounted to $46,575 and $62,219, respectively.

The warrants are exercisable into common shares commencing on the date of each loan at a price of $0.25 per share and expire three years from each respective date of grant.

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible notes were recorded net of discounts that include the relative fair value of the warrants’ and the notes’ beneficial conversion features totaling $414,425. The discounts are being amortized to either interest expense or equity (if the debt is due to a related party) over the one-year term of the various notes using the effective interest method.  The initial value of the warrants of $412,736 was calculated using the Binomial Option model with a risk-free interest rates ranging from 0.39% to 0.43%, volatility ranging from 100.79% to 103.00%, and trading prices ranging from $0.22 to $0.35 per share. The beneficial conversion feature of $51,516 was calculated pursuant to ASC Topic 470-20 using trading prices ranging from $0.26 to $0.35 per share and an effective conversion price $0.0322 per share.

Amortization of the discounts for the three months ended March 31, 2012 totaled $108,226 of which $79,326 was charged to interest expense and $28,900 was charged to equity. Amortization of the discounts for the six months ended March 31, 2012 totaled $128,191 of which $95,103 was charged to interest expense and $33,088 was charged to equity.

The summary of convertible notes is as follows:

March 31,
2012
Principal balance	$2,000,000
Accrued interest	62,219
Gross Amount Due	2,062,219
Less:
Debt discounts	(336,061)
Net Carrying Value	$1,726,158

10.   Related Party Transactions

Acquisition option

On June 30, 2011, the Company entered into an agreement with its executive chairman whereby the Company was granted an option to acquire his preferred stock holdings in Soapbox Mobile, Inc. Pursuant to the terms of the agreement, the Company paid a deposit of $155,000 to the executive chairman which is fully refundable in the event the acquisition does not close. Under the original option agreement the term was six months, during which both parties would perform due diligence necessary to determine the value of his majority interest and perform other actions necessary to complete the acquisition. The option has been extended to June 30, 2012.

Convertible promissory note

On November 14, 2011, the Company issued a Convertible Promissory Note to one of its directors in the amount of $500,000 in connection with is debt offering discussed in Note 9. The note bears interest at a rate of 10% per annum, is unsecured and matures on November 14, 2012. In addition, the unpaid principal together with accrued interest is convertible at the election of the holder and at a conversion rate of $0.50 per share. As additional consideration, the Company granted a warrant to purchase up to 1,000,000 shares of the Company’s common stock for a period of three years at an exercise price of $0.25 per share. In accordance with ASC 470-20, the note was recorded net of a discount totaling $96,058, which represents the relative fair value of the warrants received. The discount will be amortized over the one-year term to equity using the effective interest method.  The initial value of the warrants of $96,058 was calculated using the Binomial Option model with a risk-free interest rate of 0.39%, volatility of 100.79%, and a trading price of $0.25 per share.

11.   Fair Value

The Company’s financial instruments at March 31 2012 consist principally of notes payable and convertible debentures. Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

The Company complies with the provisions of ASC No. 820-10 (“ASC 820-10”), “Fair Value Measurements and Disclosures.”  ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

	Level 1	Level 2	Level 3	Fair Value
March 31, 2012
Liabilities:
Obligation on patent acquisitions	$-	$84,934	$-	$84,934

Convertible debentures	-	2,062,219	-	2,062,619
	$-	$2,147,153	$-	$2,147,153

12.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the three months ended March 31 2012, the Company issued 200,000 shares of its common stock for the acquisition of the Anywhere software license as discussed in Note 6. The 200,000 shares were valued at their respective market value on the date of issuance totaling $46,000.

During the three months ended March 31 2012, 500,000 shares of the Company’s common stock were issued through the exercise of 500,000 common stock warrants. The Company received $40,000 through the exercise.

During the three months ended March 31, 2011, the Company issued 456,119 shares of its common stock of which 356,119 shares were issued in the cashless exercises of 400,000 warrants and 100,000 shares of common stock were issued through an exercise by a Director of 100,000 warrants at a price of $0.01 per share.

Warrants

As indicated in Note 9, the Company issued warrants to eight investors to purchase a total of 4,000,000 shares of the Company’s common stock at a price of $0.25 per share. The warrants expire at various dates through February 2015.

In March 2012, the Company agreed to modify the terms of warrants granted to a consultant under a new agreement that replaced a prior agreement in June 2011 to purchase 1,000,000 shares of the Company's common stock. Under the modified terms, the exercise price was reduced from $0.80 per share to $0.40 per share and the expiration date of the warrants was extended from June 14, 2014 to December 14, 2014.  The Company recognized consultant’s compensation expense during the period of $53,600 on the modification.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

During the six months ended March 31, 2012, the Company granted options to a director to purchase 200,000 shares of the Company’s common stock at $0.225 per share. The Company valued the options at $6,410 using a Binomial Option model based upon an expected life of 5 years, risk free interest rate of 0.90%, and expected volatility of 102.42%. At the date of grant, the Company’s common stock had a trading price of $0.22 per share. The Company is charging the $6,410 to operations as compensation expense based upon the vesting of the respective options.

During the six months ended March 31, 2012, the Company recognized stock based compensation of $46,112 on the vesting of 1,000,000 options including the 200,000 options issued to the above indicated director.

A summary of outstanding stock warrants and options is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding - October 1, 2011	49,810,986	$0.81
Granted	4,200,000	0.25
Exercised	(500,000)	0.08
Forfeited	(510,811)	(0.08)
Outstanding – March 31, 2012	53,000,175	$0.77

Exercisable – March 31, 2012	37,350,175	$0.77

In addition, at March 31, 2012, the Company has $2,062,219 of debt and accrued interest outstanding that is convertible into 4,124,438 shares of the Company’s common stock.

13.   Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California; Rogers, Arkansas; Jersey City, New Jersey; and Boise, Idaho. The Encinitas lease expires on May 31, 2013. The Rogers office is leased for a term of five years, effective January 1, 2012. The Boise lease expires on October 14, 2012.  The Jersey City lease expires on June 30, 2016 and the Company has the option to lease the Jersey City offices for an additional five years. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses.  Rent expense for the three months ended March 31 2012 and 2011 was $53,145 and $28,286, respectively. Rent expense for the six months ended March 31 2012 and 2011 was $98,436 and $57,989, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year for the next five years and in the aggregate are:

Year Ending March 31,

2013	$152,190
2014	154,209
2015	156,889
2016	159,591
2017	63,398
$686,277

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

14.   Subsequent Events

In April 2012, a consultant exercised 200,000 warrants for $16,000 in cash.

In May 2012, an investor exercised 1,000,000 warrants for $250,000 in cash.

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

Non-monetary Consideration Issued for Services
We value all services rendered and property exchanged for our common stock at the quoted price of the shares issued at date of issuance or at the fair value of the services rendered or property, whichever is more readily determinable. All other services or property provided in exchange for other non-monetary consideration are valued at either the fair value of the services or property received or the fair value of the consideration relinquished, whichever is more readily determinable.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Accounting Standards Codification (“ASC’) Topic 505-50, “Equity Based Payments to Non Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with ASC Topic 505, an asset acquired in exchange for the issuance of fully-vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of non-forfeitable common stock issued for future consulting services as prepaid services in our consolidated balance sheet.

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

Fair Value Measurement
The Company complies with the provisions of ASC No. 820-10, “Fair Value Measurements and Disclosures.”  ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

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

Our business has focused on leveraging our solution in the areas of messaging/notifications and Abbreviated Dial Codes. These solutions are to be enhanced by our deployment of imbedded advertisements, sponsorship and couponing.

“The vast mobile messaging industry worldwide, currently generating revenues in excess of USD 150 billion, and set to continue growing to more than USD 233 billion by 2014.” (1)

“Short Messaging Service, simply known as SMS, has established itself as the simplest, easiest and most economical means of personalized one-to-one communication – with SMS volume growth statistics attesting to its popularity.” (1)

“The performance of SMS over the last five years has been staggering and remains so mainly because it is cheap, easy to use, convenient, discreet and universally acceptable to some 4 billion consumers worldwide. SMS continues to grow in all markets.” (1)  “In 2011 worldwide SMS traffic topped 8 trillion messages” (2)

(1)	Source: Portio Research Mobile Factbook 2011
(2)	Source: GSM Associates

We have developed and are deploying advertisements, sponsorships and couponing within our product offerings. This development is significant in that our per-message revenue increases significantly for each message that includes an advertisement or sponsorship. We see these expanded offerings, including those not based directly on messaging volume, as important steps in our continued program to creating both consumer and advertiser demand for our mobile media platform, accessing mobile notifications, advertisements, sponsorships, coupons and commerce transactions from the mobile phone.

Currently, over 90% of our revenues are paid to us through AT&T Services, Inc., and the bulk of that revenue comes from notifications sent on behalf of Walmart. These programs and related services continue to develop nationwide, and we continue to experience increasing activity in these programs that have caused our AT&T revenues to grow.

We have a portfolio of intellectual property relevant to our industry related to mobile search, commerce, advertising and streaming media. This portfolio represents our many years innovation in the wireless industry through patented technology developed by us as well as patented technology we purchased from Microsoft and others.

We have law firms engaged to protect our patented technology against unauthorized users and infringers. We have sent letters of notification to several companies making them aware of our patent portfolio and have commenced  litigation. We will continue to identify, notify, and, where circumstances warrant, prosecute companies we believe may be infringing on the intellectual property protected by our growing patent portfolio.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2012 and March 31, 2011

During the three-month period ended March 31, 2012, the Company had an increase in revenue of approximately 51% over revenue generated during the same three-month period in the previous year ($1,554,823 in 2012 compared to $1,031,585 in 2011).   The growth, all of which is organic, is attributable to continuing mobile adoption, new programs for existing and new client relationships. The Company’s net loss for the three months ended March 31, 2012 was $665,337.  This is higher than the net loss incurred during three months ended March 31, 2011 of $431,788. The net loss of $665,337 incurred in 2012 included stock-based compensation of $68,606 for Consulting expense, part of General and Administrative expenses, and $163,604 of depreciation and amortization. The net loss of $431,788 incurred in 2011 included no stock-based compensation but did include $157,294 of depreciation and amortization. Net loss, excluding stock-based compensation and depreciation and amortization, was $433,127 in 2012 as compared to $274,494 in 2011. The increased loss reflects higher fixed costs in our second fiscal quarter within the fiscal year ending September 30, 2012 necessary to support the larger annual revenues.

We define Adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the three months ended March 31, 2012 and 2011 follows:

	For the Three Months March 31,

	2012			2011			GAAP		Adjusted EBITDA
		Adjust-	Adjusted		Adjust-	Adjusted	Change		Change
	GAAP	ments	EBITDA	GAAP	ments	EBITDA	$	%	$	%

Revenue
Wireless Applications	$1,554,823		$1,554,823	$1,031,585		$1,031,585	$523,238	51%	$523,238	51%

Operating Expenses
Royalties and Application Costs	$654,310		$654,310	$450,790		$450,790	$203,520	45%	$203,520	45%
Research and Development	$16,050		$16,050	$9,533		$9,533	$6,517	68%	$6,517	68%
Compensation expense (including
stock-based compensation)	$679,961		$679,961	$326,839		$326,839	$353,122	108%	$353,122	108%
Depreciation and amortization	$163,604	$(163,604)	$-	$157,294	$(157,294)	$-	$6,310	4%
General and administrative (including
stock-based compensation)	$577,778	$(68,606)	$509,172	$506,497		$506,497	$71,281	14%	$2,675	1%
	$2,091,703	$(232,210)	$1,859,493	$1,450,953	$(157,294)	$1,293,659	$640,750	44%	$565,834	44%

Loss from Operations/Adjusted EBITDA	$(536,880)	$232,210	$(304,670)	$(419,368)	$157,294	$(262,074)	$(117,512)	28%	$(42,596)	16%

Royalties and Application Costs represent the direct out-of-pocket costs associated with revenue. Royalties and Application Costs vary substantially in line with revenue and totaled $654,310 in 2012, compared to $450,790 in 2011, an increase of 45%.  Because a portion of Royalties and Application Costs are fixed and all such costs are being monitored and reduced wherever possible, they grew at a lesser percentage than revenue.

Research and development expenses grew from $9,533 in 2011 to $16,050 in 2012, and compensation expense grew from $326,839 to $679,961.  The former reflects the growing investment in technologies that we anticipate will generate revenues for years to come while the latter reflects the increased headcount necessary to support our expanding business.

General and Administrative expenses for the three months ended March 31, 2012 and 2011 both on a GAAP and on an Adjusted EBITDA basis, consist of the following:

	For the Three Months Ended March 31,

	2012			2011			GAAP		Adjusted EBITDA
		Adjust-	Adjusted		Adjust-	Adjusted	Change		Change
	GAAP	ments	EBITDA	GAAP	ments	EBITDA	$	%	$	%

Professional Fees	$181,818	$(15,006)	$166,812	$171,197		$171,197	$10,621	6%	$(4,385)	-3%
Travel	$80,386		$80,386	$89,155		$89,155	$(8,769)	-10%	$(8,769)	-10%
Consulting expense	$166,895	$(53,600)	$113,295	$154,595		$154,595	$12,300	8%	$(41,300)	-27%
Office rent	$53,145		$53,145	$28,286		$28,286	$24,859	88%	$24,859	88%
Insurance expense	$31,894		$31,894	$19,854		$19,854	$12,040	61%	$12,040	61%
Equipment lease			$-	$22,500		$22,500	$(22,500)	-100%	$(22,500)	-100%
Trade shows	$3,995		$3,995			$-	$3,995		$3,995
Telephone	$19,419		$19,419	$9,444		$9,444	$9,975	106%	$9,975	106%
Office expense	$9,862		$9,862	$846		$846	$9,016	1066%	$9,016	1066%
Other	$30,364		$30,364	$10,620		$10,620	$19,744	186%	$19,744	186%
Total General and Administrative Expenses	$577,778	$(68,606)	$509,172	$506,497	$ -	$506,497	$71,281	14%	$2,675	1%

The diminution in Consulting expense on an Adjusted EBITDA basis, from $154,595 in 2011 to $113,295 in 2012, reflects management performing certain services previously outsourced.   The elimination of the $22,500 Equipment Lease expense in 2011 reflects its being supplanted by the license in perpetuity as part of the Anywhere purchase from Soapbox Mobile, Inc. (Exhibit 10.1.1).   The increases in Telephone, Office, and Other expenses reflect the additional headcount and office space necessary to support that headcount necessary for servicing and expanding our business.

Results of Operations for the Six Months Ended March 31, 2012 and March 31, 2011

Our revenues grew 54%, from $2,045,533 in 2011 to $3,144,496 in 2012.   At the same time Royalties and Application Costs rose only 48%, from $959,355 to $1,417,631, over the same period.   Scale economies, absorption of fixed-cost capacity, cost controls, and more premium revenue are translated into margin betterment.

	For the Six Months Ended March 31,

	2012			2011			GAAP		Adjusted EBITDA
		Adjust-	Adjusted		Adjust-	Adjusted	Change		Change
	GAAP	ments	EBITDA	GAAP	ments	EBITDA	$	%	$	%

Revenue
Wireless Applications	$3,144,496	$-	$3,144,496	$2,045,433	$-	$2,045,433	$1,099,063	54%	$1,099,063	54%

Operating Expenses
Royalties and Application Costs	$1,417,631	$-	$1,417,631	$959,355	$-	$959,355	$458,276	48%	$458,276	48%
Research and Development	$53,250	$-	$53,250	$32,872	$-	$32,872	$20,378	62%	$20,378	62%
Compensation expense (including
stock-based compensation)	$1,373,784	$(9,690)	$1,364,094	$3,900,037	$(3,182,508)	$717,529	$(2,526,253)	-65%	$646,565	90%
Depreciation and amortization	$319,075	$(319,075)	$-	$294,581	$(294,581)	$-	$24,494	8%
General and administrative (including
stock-based compensation)	$1,108,448	$(90,022)	$1,018,426	$1,511,542	$(421,200)	$1,090,342	$(403,094)	-27%	$(71,916)	-7%
	$4,272,188	$(418,787)	$3,853,401	$6,698,387	$(3,898,289)	$2,800,098	$(2,426,199)	-36%	$1,053,303	38%

Loss from Operations/Adjusted EBITDA	$(1,127,692)	$418,787	$(708,905)	$(4,652,954)	$3,898,289	$(754,665)	$3,525,262	-76%	$45,760	-6%

	For the Six Months Ended March 31,

	2012			2011			GAAP		Adjusted EBITDA
		Adjust-	Adjusted		Adjust-	Adjusted	Change		Change
	GAAP	ments	EBITDA	GAAP	ments	EBITDA	$	%	$	%

Professional Fees	$348,778	$(30,012)	$318,766	$425,018	$-	$425,018	$(76,240)	-18%	$(106,252)	-25%
Travel	$219,227	$-	$219,227	$144,204	$-	$144,204	$75,023	52%	$75,023	52%
Consulting expense	$273,820	$(60,010)	$213,810	$759,790	$(421,200)	$338,590	$(485,970)	-64%	$(124,780)	-37%
Office rent	$98,436	$-	$98,436	$57,990	$-	$57,990	$40,446	70%	$40,446	70%
Insurance expense	$60,050	$-	$60,050	$37,440	$-	$37,440	$22,610	60%	$22,610	60%
Equipment lease	$-	$-	$-	$45,000	$-	$45,000	$(45,000)	-100%	$(45,000)	-100%
Trade shows	$15,995	$-	$15,995	$-	$-	$-	$15,995		$15,995
Telephone	$31,029	$-	$31,029	$17,280	$-	$17,280	$13,749	80%	$13,749	80%
Office expense	$17,918	$-	$17,918	$3,591	$-	$3,591	$14,327	399%	$14,327	399%
Other	$43,195	$-	$43,195	$21,229	$-	$21,229	$21,966	103%	$21,966	103%
Total General and Administrative Expenses	$1,108,448	$(90,022)	$1,018,426	$1,511,542	$(421,200)	$1,090,342	$(403,094)	-27%	$(71,916)	-7%

Research and Development grew approximately in pace with revenues while Compensation expense grew 90%, from $717,529 in 2011 to $1,364,094 on and Adjusted EBITDA basis.  Headcount additions were required to service growing existing revenue, take in-house certain assignments previously outsourced, implement corporate governance measures, and identify and start the conversion of new revenue opportunities, especially in mobile communications and advertising.

Because of cost control measures and taking certain responsibilities in-house as part of the responsibilities of the new management team, General and Administrative Expenses have been reduced, from $1,090,342 in 2011 to $1,018,426 in 2012, on an adjusted EBITDA basis.  The most profound reductions were of Professional Fees ($106,252) and Consulting ($124,780).   Equipment lease expense has been eliminated with the license obtained in the Anywhere package (Exhibit 10.1.1).

Results of Operations for the Three Months Ended March 31, 2012 and December 31, 2012

Revenues for the three months ended March 31, 2012 ($1,554,823) were in large part unchanged from those for the three months ended December 31, 2011 ($1,589,673).  This reflects a recurring and expected spike in messaging activity  over the holiday season followed by  the return in January to more steady rates of growth.   For the quarter ended December 31, 2010, for example, revenues totaled $1,013,848, and for the quarter ended March 31, 2011 revenues totaled $1,031,585.

Changes in assets and liabilities

At March 31, 2012, we had total assets of $4,448,397 and total liabilities of $2,983,737. As of September 30, 2011, we had total assets of $3,737,694 and total liabilities of $1,554,379. The increase in assets is largely due to additions of cash since September 30, 2011 and accounts receivable reflecting larger revenues, which are billed mostly in arrears.  The increase in liabilities is largely due to the $2,000,000 convertible debt issuance in the six months ended March 31, 2012 (See footnote 9 to the financial statements.)

Liquidity and Capital Resources

During the six-month period ended March 31, 2012 cash used in operating activities totaled $1,115,893. Most notably receivables increased, reflecting our growing revenue base, and we paid down trade creditor balances.

Cash used in investing activities totaled $307,250, of which $207,068 represented the capitalized internal costs of our software development, $29,370 represented equipment purchases, and $70,812 represented capitalized legal fees incurred in the process of applying for various patents on our technology. We continue to invest in physical and intellectual property that will separate us from competitors and allow us to continue to expend our mobile communications/advertising offering.

Cash provided from financing activities amounted to $2,000,000 through the issuance of convertible debt, and $40,000 was received as proceeds for the exercise of warrants.  We paid down half ($87,500) remaining on our patent purchase obligation.  We had an overall net increase in cash for the period of $529,357; the beginning balance for the period was $523,801 while the cash balance at the end of the period was $1,053,158.

During the six-month period ended March 31, 2011 cash used in operating activities totaled $853,212. The increase in receivables during the period was the single largest cause.

Cash used in investing activities totaled $407,074, of which $292,219 represented the capitalized internal costs of our software development, $91,850 represented equipment purchases, and $23,005 represented capitalized legal fees incurred in the process of applying for various patents on our technology.

Cash used in financing activities was $506,315.  Repayment of related party loans ($320,000) and convertible debt owed to unrelated parties ($175,000) caused the lion’s share of the diminution.

We had an overall net decrease in cash for the period of $1,766,601; the beginning balance for the period was $4,040,169, while the cash balance at the end of the period was $2,273,568.

Over the next twelve months we believe that existing capital and anticipated funds will be sufficient to sustain our current level of operations.  We may, however, seek additional financing to increase our cash and liquidity buffer.  In addition, increased acceleration in our organic business or other strategic initiatives may require other financing. There can, moreover, be no assurance of when, if ever, our operations become profitable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer  have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Subsequent to the period end we determined that improvements to our internal controls were merited to address the recent expansion of the executive management team and the formation of an Audit Committee comprised of independent directors.

We identified that the Executive Chairman and Chief Executive Officer with the Chief Financial Officer are actively engaged in executive business functions with the authority to bind or encumber and authorize financial transactions for the Company. Our prior controls related to a sole officer with that authority operating from a single business location. The potential was identified that executives operating independently from different geographic locations could authorize a transaction without the prior knowledge of another that could result in a duplicate transaction, a transaction not being documented, communicated or processed timely or in conflict with transactions executed by other executives in other locations.

We are implementing additional procedural protocols to address these potential issues where authorization of significant transactions including contractual and banking activities require concurrence from a second officer and procedures to document and route those transactions to assure timely, accurate financial reporting. We anticipate these additional procedures will be fully implemented during the quarterly period ending June 30, 2012. The changes also involve changing our commercial banking to a product that can accommodate the additional transactional protocols.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Under the oversight of the Audit Committee, Management will continue to review and make any changes it deems necessary to the overall design of the Company’s internal control over financial reporting, including implementing improvements in policies and procedures. We are committed to a proper internal control environment, and believe that, when fully implemented, these proactive measures will improve the Company’s internal control over financial reporting in response to our continued operational development.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On February 21, 2012, we filed a complaint against Zoove Corporation in the United States District Court, Northern District of California. The complaint alleges Patent infringement, in which we seek preliminary and permanent injunctive relief as well as damages resulting from Zoove’s infringement of U.S. Patent No. 7,813,716 and U.S. Patent No. 8,041,341. The Complaint has been served, and Zoove has not yet filed an answer.  A case management conference has been set for June 25, 2012.

Item 1A - Risk Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2012 we received $100,000 as the last tranche of our convertible note issuances totaling $2,000,000. The principal of the note and the first twelve months’ interest can be converted into common stock of the Company at $0.50 per share, and, in addition, the investor received warrants entitling the investor to purchase as many as 200,000 shares of common stock of the Company at $0.25 per share for the three years from issuance date.

On March 30, 2012, the Company was granted a perpetual license to utilize the “Anywhere” software and related source code from Soap Box Mobile, Inc. (“Soapbox”). Under the terms of the underlying agreement, the Company issued 200,000 shares of its common stock to Soapbox and paid $30,000 in April 2012. All of the consideration paid was distributed to eight individuals comprising all of the common shareholders of Soapbox pursuant to instruction from Soapbox.

On May 07, 2012, an investor exercised 1,000,000 warrants for $250,000 in cash and received 1,000,000 shares of common stock.

The offerings of the securities described in this Item 2 were exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

No disclosure required.

Item 6 - Exhibits

Index to Exhibits

Exhibit No.	Description
10.1*	Settlement Agreement and Mutual General Release, among Soapbox Mobile, Inc. with, by and including all Common Shareholders collectively and individually and us, effective March 30, 2012.
10.1.1*	Perpetual Exclusive License Agreement among Soapbox Mobile, Inc. and us, effective March 30, 2012
10.2*	Form of Warrant replacing Stock Option in favor of Pharmacy Management Strategies LLC, dated June 28, 2011.
10.3*+	Consulting Agreement between Richard S. Siber and us effective April 1, 2012.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Single Touch Systems Inc.

Date: May 18, 2012	By:	/s/ James Orsini
James Orsini, CEO and President
Principal Executive Officer

Date: May 18, 2012	By:	/s/ John Quinn
John Quinn, Chief Financial Officer
Principal Financial Officer