Form 10-Q
period 2012-06-30
SINGLE TOUCH SYSTEMS INC
filed 2012-08-07
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2012

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
Jersey City, NJ 07310
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

The number of shares outstanding of each of the issuer's classes of common equity as of July 2, 2012:  132,232,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements June 30, 2012

SINGLE TOUCH SYSTEMS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$554,025	$523,801
Accounts receivable - trade	1,097,919	907,275
Prepaid expenses	91,562	93,872
Other current asset	155,000	155,000

Total current assets	1,898,506	1,679,948

Property and equipment, net	250,009	303,214

Other assets
Capitalized software development costs, net	397,035	395,188
Intangible assets:
Patents	641,027	714,623
Patent applications cost	635,202	544,240
Software license	76,000	-
Deposits and other assets	103,328	99,481

Total other assets	1,852,592	1,753,532

Total assets	$4,001,107	$3,736,694

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS - continued

	June 30	September 30,
	2012	2011
	(Unaudited)

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$699,612	$1,178,057
Accrued expenses	155,279	176,232
Accrued compensation - related party	72,986	36,410
Current obligation on patent acquisitions	86,217	163,680
Convertible debentures- unrelated parties, including accrued interest,
net of discounts of $179,912	1,400,855	-
Convertible debentures - related party, including accrued interest,
net of discounts of $38,865	492,505	-

Total current liabilities	2,907,454	1,554,379

Long-term liabilities
Deferred revenue	25,000	-

Total liabilities	2,932,454	1,554,379

Stockholders' Equity (Defiit)
Preferred stock, $.0001 par value, 5,000,000 shares authorized;
none outstanding
Common stock, $.001 par value; 200,000,000 shares authorized,
132,232,392 shares issued and outstanding as of June 30, 2012
and 130,882,392 issued and outstanding as of September 30, 2011	132,232	130,182
Additional paid-in capital	124,595,958	123,446,398
Accumulated deficit	(123,659,537)	(121,394,265)

Total stockholders' equity (deficit)	1,068,653	2,182,315

Total liabilities and stockholders' equity (deficit)	$4,001,107	$3,736,694

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue
Wireless applications	$1,585,195	$1,154,710	$4,729,691	$3,200,143

Operating Expenses
Royalties and application costs	776,881	580,734	2,194,512	1,540,089
Research and development	17,236	7,779	70,486	40,651
Compensation expense (including stock based
compensation of $290,528, $260,000, $290,528, and $3,447,279 *)	959,195	699,129	2,332,979	4,593,083
Depreciation and amortization	179,534	165,366	498,609	459,946
General and administrative (including stock based
compensation of $0, $395,100, $90,022, and $811,529 *)	478,707	979,749	1,587,120	2,505,925
	2,411,553	2,432,757	6,683,706	9,139,694

Loss from operations	(826,358)	(1,278,047)	(1,954,015)	(5,939,551)

Other Income (Expenses)
Net (loss) on settlement of indebtedness	-	-	-	(651,315)
Interest expense	(144,380)	(16,580)	(310,457)	(34,072)

Net (loss) before income taxes	(970,738)	(1,294,627)	(2,264,472)	(6,624,938)

Provision for income taxes	-	-	(800)	(800)

Net income (loss)	$(970,738)	$(1,294,627)	$(2,265,272)	$(6,625,738)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.05)

Weighted average shares outstanding	131,710,414	128,472,131	130,779,655	126,908,269

* For the quarters ended June 30, 2012 and 2011 and
for the nine months ended June 30, 2012 and 2011, respectively.

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	June 30,
	2012	2011

Cash Flows from Operating Activities
Net loss	$(2,265,272)	$(6,625,738)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	82,574	70,823
Amortization expense - software development costs	319,498	295,285
Amortization expense - patents	96,537	93,838
Amortization expense - discount of convertible debt	188,282	-
Stock based compensation	380,550	4,258,808
Loss on settlement of debt		651,315
(Increase) decrease in assets
(Increase) decrease in accounts receivable	(190,644)	(272,970)
(Increase) decrease in prepaid expenses	2,309	6,811
(Increase) decrease in deposits and other assets	(3,847)	11,051
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	(478,443)	(27,169)
Increase (decrease) in accrued expenses	15,623	56,671
Increase (decrease) in deferred revenue expenses	25,000	-
Increase (decrease) in accrued interest	122,174	5,686

Net cash used in operating activities	(1,705,659)	(1,475,589)

Cash Flows from Investing Activities
Patents and patent applications costs	(113,902)	(71,649)
Purchase of property and equipment	(29,370)	(108,560)
Capitalized software development costs	(321,345)	(401,706)
Payment on purchase of Anywhere software license	(30,000)	-

Net cash used in investing activities	$(494,617)	$(581,915)

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Nine Months Ended
	June 30,
	2012	2011

Cash Flows from Financing Activities
Proceeds from issuance of common stock	318,000	8,150
Proceeds from issuance of convertible debt - unrelated parties	1,500,000	-
Proceeds from issuance of convertible debt - related parties	500,000	-
Loan advances received from related parties	-	17,685
Fees paid pursuant to warrant settlement	-	(30,000)
Repayments on related party loans	-	(790,822)
Principal reduction on obligation on patent purchases	(87,500)	(164,833)

Net cash provided by financing activities	2,230,500	(959,820)

Net increase (decrease) in cash	30,224	(3,017,324)

Beginning balance - cash	523,801	4,040,169

Ending balance - cash	$554,025	$1,022,845

Supplemental Information:

Interest expense paid	$-	$14,345

Income taxes paid	$800	$800

Non-cash investing and financing activities:

For the nine-months ended June 30, 2012

During the nine months ended June 30, 2012, the Company received $2,000,000 through the issuance of convertible debt including common stock warrants to purchase 4,000,000 shares of the Company's common stock at $0.25 per share. The Company recognized discounts against the principal amounts due totaling $464,252 with an offsetting amount charged to equity. The discount is being amortized over the one-year term of the respective debt instrument. The discounts consist of the relative fair value of the warrants totaling $412,736 and the relative fair value of beneficial conversion features totaling $51,516.

See accompanying notes.

During the nine months ended June 30, 2012, the Company agreed to modify the terms of warrants granted to a consultant under a new agreement replacing a prior June 2011 agreement to purchase 1,000,000 shares of the Company's common stock. Under the modified terms, the exercise price was reduced from $0.80 per share to $0.40 per share and the expiration date of the warrants was extended from June 14, 2014 to December
14, 2014. The Company recognized compensation expense during the period of $53,600 on the modification.

During the nine months ended June 30, 2012, the Company was granted a perpetual license to utilize the
Anywhere software. In consideration for the license, the Company agreed to pay $30,000 and issue
200,000 shares of its common stock. The license was valued at $76,000 (See Note 6). The $30,000 was paid April 2012.

During the nine months ended June 30, 2012, the Company recognized stock-based compensation of
$326,950 on the vesting of 4,000,000 options.

During the nine months ended June 30, 2012, the Company charged amortization of a beneficial conversion feature on convertible debt due to a Director of $57,193 to equity.

For the nine-months ended June 30, 2011

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

During the nine months ended June 30, 2011, the Company granted options to its officers, employees, and certain consultants to purchase 21,155,000 sharers of the Company's common stock. Of the options granted, 10,655,000 vested during the period and were valued at $1,248,808 which were charged to operations.

See accompanying notes.

Single Touch Systems, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

1. Organization, History and Business

Single Touch Systems, Inc. (“the Company”) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc.  On May 12, 2008, the Company changed its name to Single Touch Systems, Inc.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2012, and the results of its operations and cash flows for the three months and nine months ended June 30, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to ensure the information presented is not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 filed with the Commission on December 30, 2011.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

2. Summary of Significant Accounting Policies

Reclassification

Certain reclassifications have been made to conform the 2011 amounts to the 2012 classifications for comparative purposes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Single Touch Systems, Inc. and its wholly- owned subsidiaries, Single Touch Interactive, Inc., and HSN, Inc. (an inactive company formed in New Jersey on August 21, 2001). Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue is derived on a per message/notification basis through the Company’s patented technologies and a modular, adaptable platform designed to create multi-channel messaging gateways for all types of connected devices. The Company also earns revenue for services, such as programming, licensure on a Software as a Service (“SaaS”) basis, and on a performance basis, such as when a client acquires a new customer through our platform. Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at June 30, 2012 were impaired.

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

Stock Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50, formerly Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.”  These standards define a fair-value-based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the nine months ended June 30, 2012, the Company recognized stock-based compensation expense totaling $380,550, of which $326,950 was recognized through the vesting of 4,000,000 common stock options and $53,600 was recognized as compensation on the modification of 1,000,000 warrants granted to a consultant under a new agreement replacing a prior agreement (See Note 12). During the nine months ended June 30, 2011, the Company recognized stock-based compensation expense totaling $4,258,808 of which $2,700,000 was recognized on the issuance of 3,000,000 shares of its common stock to its executive chairman, $260,000 was recognized on the issuance of 400,000 shares of its common stock issued to its current President, $50,000 was recognized on the issuance of 100,000 shares of its common stock to its outside legal counsel and $1,248,808 through the granting of options to management, employees, and consultants to purchase 10,655,000 shares of the Company’s common stock. (See Note 12).

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2012 that have been excluded from the computation of diluted net loss per share amounted to  55,874,449 shares and include 18,670,175 warrants, 32,980,000 options and $2,112,137  of debt and accrued interest convertible into 4,224,274 shares of the Company’s common stock.  Potential common shares as of June 30, 2011 that have been excluded from the computation of diluted net loss per share total 61,338,486 shares and include  31,508,486 warrants and  29,830,000 options.

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

Of the Company’s revenue earned during the three months ended June 30, 2012, approximately 99.6% was generated from contracts with ten customers covered under the Company’s master services agreement with AT&T. Of the Company’s revenue earned during the three months ended June 30, 2011, approximately 98.4% was generated from contracts with eight customers covered under the Company’s master services agreement with AT&T.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The Company does not expect the adoption of ASU 2011-12 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”), which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. ASU No. 2011-08 also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year ending September 30, 2013. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

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

3. Accounts Receivable

Accounts receivable at June 30, 2012 consist of the following:

Due from customers	$1,178,363
Less allowance for bad debts	(80,444)
Accounts receivable - trade	$1,097,919

4. Property and Equipment

The following is a summary of property and equipment at June 30, 2012:

Computer hardware	$706,001
Equipment	46,731
Office furniture	127,669
Property and equipment, gross	880,401
Less accumulated depreciation	(630,392)
Property and equipment, net	$250,009

Depreciation expense for the three months ended June 30, 2012 and 2011 was $29,059 and $24,286, respectively. Depreciation expense for the nine months ended June 30, 2012 and 2011 was $82,574 and $70,823, respectively.

5. Capitalized Software Development Costs

The following is a summary of capitalized software development costs at June 30, 2012:

Balance – Oct 1, 2011	$395,188
Additions	321,345
Amortizations	(319,498)
Charge offs	-
Balance – June 30, 2012	$397,035

Amortization expense for the three months ended June 30, 2012 and 2011 was $118,244 and $109,959, respectively. Amortization expense for the nine months ended June 30, 2012 and 2011 was $319,498 and $295,285, respectively.

Amortization expense for the remaining estimated lives of these costs are as follows:

Period Ending June 30,
2013	$256,642
2014	140,393
$397,035

6. Intangible Assets

Patents

The following is a summary of capitalized patent costs at June 30, 2012:

Patent costs	$939,534
Less accumulated amortization	(298,507)
Patents	$641,027

Amortization charged to operations for the three months ended June 30, 2012 and 2011 totaled $32,231 and $31,121, respectively. Amortization charged to operations for the nine months ended June 30, 2012 and 2011 totaled $96,537 and $93,838, respectively.

A schedule of amortization expense over the estimated life of the patents is as follows:

Period Ending June 30,
2013	$132,392
2014	132,392
2015	132,392
2016	132,392
2017	87,057
Thereafter	24,402
$641,027

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

7. Income Taxes

As of June 30, 2012, the Company has a net operating loss carryover of approximately $38,250,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” The Company had no material unrecognized income tax assets or liabilities for the nine months ended June 30, 2012 or for the nine months ended June 30, 2011.

The Company’s policy regarding interest and penalties on income tax is to expense those items as general and administrative expense but to identify them for tax purposes. During the nine months ended June 30, 2012 and 2011, there were no income tax or related interest and penalty items in the income statement or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2007. The Company is not currently involved in any income tax examinations.

The provisions for income tax expense for the nine months ended June 30, 2012 and 2011 are as follows:

	2012	2011
Current
Federal	$-	$-
State	800	800
Total income tax expense	$800	$800

8. Obligation on Patent Acquisitions

On March 15, 2010, the Company purchased six patents and three patent applications from an unrelated third party (the “Seller”) for $900,000 of which $550,000 was paid on the execution of the purchase agreement. Pertaining to the agreement, $175,000 was due on or before March 15, 2011, which was paid, and the final installment of $175,000 was due on or before March 15, 2012. The terms of the agreement were modified on March 1, 2012 whereby the remaining $175,000 is payable in two installments. Under the modified terms, an installment of $87,500 became due on or before March 15, 2012 and was paid. The fourth and final installment of $87,500 is now due on or before September 15, 2012.

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

As of June 30, 2012, $812,500 of the $900,000 has been paid. The remaining payment of $87,500 is due in September 2012.  Interest accrued and charged to operations for the three months ended June 30, 2012 and 2011 totaled $1,283 and $5,685, respectively. Interest accrued and charged to operations for the nine months ended June 30, 2012 and 2011 totaled $10,037 and $27,769, respectively.

Following is the maturity of this obligation at June 30, 2012:

September 15, 2012	$87,500
Less imputed interest	(1,283)
$86,217

9. Convertible Debt

During the months of November and December 2011, the Company received a total of $1,800,000 in consideration for issuing convertible notes and warrants to purchase 3,600,000 shares of the Company’s common stock to seven investors including a Company director.  In February 2012, the Company received from two investors an additional $200,000 in consideration for issuing convertible notes and warrants to purchase 400,000 shares of the Company’s common stock. One of the investors participated in the earlier issuance. The notes bear interest at a rate of 10% per annum. Principal and accrued interest are fully due one year from the respective date of each loan but may be extended by mutual consent of the holder and the Company. Outstanding principal and the first year’s accrued interest are convertible into shares of the Company’s common stock at a conversion rate of $0.50 per share.  Interest accrued on the notes during the three months and nine months ended June 30, 2012 and charged to operations amounted to $49,918 and $112,137, respectively.

The warrants are exercisable into common shares commencing on the date of each loan at a price of $0.25 per share and expire three years from the respective date of grant.

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible notes were recorded net of discounts that include the relative fair value of the warrants’ and the notes’ beneficial conversion features totaling $464,252. The discounts are being amortized to either interest expense or equity (if the debt is due to a related party) over the one-year term of the various notes using the effective interest method.  The initial value of the warrants of $412,736 was calculated using the Binomial Option model with a risk-free interest rates ranging from 0.39% to 0.43%, volatility ranging from 100.79% to 103.00%, and trading prices ranging from $0.22 to $0.35 per share. The beneficial conversion feature of $51,516 was calculated pursuant to ASC Topic 470-20 using trading prices ranging from $0.26 to $0.35 per share and an effective conversion price $0.0322 per share.

Amortization of the discounts for the three months ended June 30, 2012 totaled $117,284 of which $93,179 was charged to interest expense and $24,105 was charged to equity. Amortization of the discounts for the nine months ended June 30, 2012 totaled $245,475 of which $188,282 was charged to interest expense and $57,193 was charged to equity.

The balance of these convertible notes at June 30, 2012 is as follows:

Principal balance	$2,000,000
Accrued interest	112,137
2,112,137
Less discount	(218,777)
$1,893,360

10. Related Party Transactions

On June 30, 2011, the Company entered into an agreement with its executive chairman whereby the Company was granted an option to acquire his majority interest in Soapbox. Under the terms of the option grant, the Company was required to pay a deposit of $155,000 which will be refunded in the event the acquisition does not close. Under the original option agreement the term was six months, during which both parties would perform due diligence necessary to determine the value of his majority interest and perform other actions necessary to complete the acquisition. The option has been extended to September 30, 2012.

As discussed in Note 9, a Company director provided $500,000 of the $2,000,000 received in the Company’s convertible debt issuance. As part of the consideration received for the $500,000, the director received warrants to purchase 1,000,000 common shares of the Company’s common stock for a period of three years at a price of $0.25 per share. The $500,000 note, as well as the first year’s interest on the note, is convertible into the Company’s common shares at a conversion rate of $0.50 per share.

11. Fair Value

The Company’s financial instruments at June 30, 2012 consist principally of notes payable and  convertible debentures. Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

June 30, 2012:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Obligation on patent
acquisitions	-	$86,217	-	$86,217
Convertible debentures	-	$2,112,137	-	$2,112,137

12. Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the three months ended June 30, 2012, 1,350,000 shares of the Company’s common stock were issued through the exercise of 1,350,000 common stock warrants. The Company received $278,000 through the various exercises.

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

Options

During the nine months ended June 30, 2012, the Company granted options to a director to purchase 200,000 shares of the Company’s common stock at $0.225 per share. The Company valued the options at $6,410 using a Binomial Option model based upon an expected life of 5 years, a risk free interest rate of 0.90%, and expected volatility of 102.42%. At the date of grant, the Company’s common stock had a trading price of $0.22 per share. The Company is charging the $6,410 to operations as compensation expense based upon the vesting of the respective options.

During the nine months ended June 30, 2012, the Company recognized stock-based compensation of $326,950 on the vesting of 4,000,000 options including the 200,000 options granted to the above indicated director, 1,500,000 options granted  to the Company’s Executive Chairman and 1,500,000 options granted to the Company’s President.

A summary of outstanding stock warrants and options is as follows:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding – September 30, 2011	49,810,986	$0.81
Granted	4,200,000	0.25
Exercised	(1,850,000)	(.17)
Forfeiture	(510,811)	(1.50)
Outstanding – June 30, 2012	51,650,175	$0.78

Of the 51,650,175 options and warrants outstanding exercisable, 40,350,175 are fully vested and currently available for exercise. In addition, at June 30, 2012, the Company has $2,112,137 of debt and accrued interest outstanding that is convertible into 4,224,274 shares of the Company’s common stock.

13. Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California; Rogers, Arkansas; Jersey City, New Jersey; and Boise, Idaho. The Encinitas lease expires on May 31, 2013. The Rogers office is leased for a term of five years, effective January 1, 2012. The Boise lease expires on October 14, 2012.  The Jersey City lease expires on June 30, 2016 and the Company has the option to lease the Jersey City offices for an additional five years. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses.  Rent expense for the three months ended June 30, 2012 and 2011 was $52,966 and $29,088, respectively. Rent expense for the nine months ended June 30, 2012 and 2011 was $151,402 and $87,076 respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of June 30, 2012 for the next five years and in the aggregate are:

2013	$152,640
2014	154,877
2015	157,563
2016	160,271
2017	23,215
$648,566

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified the following accounting policies that we believe are key to an understanding of our financial statements.  These are important accounting policies that require management’s most difficult, subjective judgments.

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

Our business has focused on leveraging our solution in the areas of messaging/notifications and Abbreviated Dial Codes. These solutions are enhanced when we deploy imbedded advertisements, sponsorship and couponing.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2012 and June 30, 2011

During the three-month period ended June 30, 2012, the Company had an increase in revenue of approximately 37% over revenue generated during the same three-month period in the previous year ($1,585,195 in 2012 compared to $1,154,710 in 2011).   The growth, all of which is organic, is attributable to continuing mobile adoption and new programs for existing and new client relationships. The Company’s net loss for the three months ended June 30, 2012 was $970,738.  This is lower than the net loss incurred during three months ended June 30, 2011 of $1,294,627. Under the metrics employed by management to evaluate the underlying business explained below, Adjusted EBITDA, that underlying loss was reduced by $101,245 from the quarter ended June 30, 2011 to the quarter ended June 30, 2012.

We define Adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the three months ended June 30, 2012 and 2011 follows:

	For the Three Months Ended June 30,

	2012				2011				GAAP		Adjusted EBITDA
		Adjust-	Adjusted			Adjust-	Adjusted		Change		Change
	GAAP	ments	EBITDA		GAAP	ments	EBITDA		$	%	$	%

Revenue
Wireless Applications	$1,585,195		$1,585,195		$1,154,710		$1,154,710		$430,485	37%	$430,485	37%

Operating Expenses
Royalties and Application Costs	$776,881		$776,881		$580,734		$580,734		$196,147	34%	$196,147	34%
Research and Development	$17,236		$17,236		$7,779		$7,779		$9,457	122%	$9,457	122%
Compensation expense (including			$-				$-
stock-based compensation)	$959,195	$(290,528)	$668,667	*	$699,129	$(260,000)	$439,129	*	$260,066	37%	$229,538	52%
Depreciation and amortization	$179,534	$(179,534)	$-		$165,366	$(165,366)	$-		$14,168	9%
General and administrative (including			$-				$-
stock-based compensation)	$478,747		$478,747		$979,749	$(395,100)	$584,649		$(501,002)	-51%	$(105,902)	-18%
	$2,411,593	$(470,062)	$1,941,531		$2,432,757	$(820,466)	$1,612,291		$(21,164)	-1%	$329,240	20%

Loss from Operations/Adjusted EBITDA	$(826,398)	$470,062	$(356,336)		$(1,278,047)	$820,466	$(457,581)		$451,649	-35%	$101,245	-22%

Royalties and Application Costs represent the direct out-of-pocket costs associated with revenue. Royalties and Application Costs vary substantially in line with revenue and totaled $776,881 in 2012, compared to $580,734 in 2011, an increase of 34%.  Because a portion of Royalties and Application Costs are fixed and all such costs are being monitored and reduced wherever possible, they grew at a lesser percentage than revenue.

Research and Development expenses grew from $7,779 in 2011 to $17,236 in 2012, and adjusted Compensation expense grew from $439,129 to $668,667.  The former reflects the growing investment in technologies that we anticipate will generate revenues for years to come while the latter reflects the increased headcount necessary to support our expanding business.

General and Administrative expenses for the three months ended June 30, 2012 and 2011 both on a GAAP and on an Adjusted EBITDA basis, consist of the following:

	For the Three Months Ended June 30,

	2012				2011				GAAP		Adjusted EBITDA
		Adjust-	Adjusted			Adjust-	Adjusted		Change		Change
	GAAP	ments	EBITDA		GAAP	ments	EBITDA		$	%	$	%

Professional Fees	$143,217		$143,217	*	$254,309	$(50,000)	$204,309	*	$(111,092)	-44%	$(61,092)	-30%
Travel	$82,006		$82,006		$116,169		$116,169		$(34,163)	-29%	$(34,163)	-29%
Consulting expense	$125,345		$125,345	*	$513,620	$(345,100)	$168,520	*	$(388,275)	-76%	$(43,175)	-26%
Office rent	$52,966		$52,966		$29,088		$29,088		$23,878	82%	$23,878	82%
Insurance expense	$33,565		$33,565		$19,132		$19,132		$14,433	75%	$14,433	75%
Equipment lease			$-				$-		$-		$-
Trade shows	$2,949		$2,949				$-		$2,949		$2,949
Telephone	$14,565		$14,565		$13,725		$13,725		$840	6%	$840	6%
Office expense	$8,554		$8,554		$1,079		$1,079		$7,475	693%	$7,475	693%
Other	$15,580		$15,580		$32,627		$32,627		$(17,047)	-52%	$(17,047)	-52%
Total General and Administrative Expenses	$478,747	$ -	$478,747		$979,749	$(395,100)	$584,649		$(501,002)	-51%	$(105,902)	-18%

* Adjustments for each of these items represents the elimination of stock-based compensation included within the GAAP expense amount to arrive at the Adjusted EBITDA amount.

The diminution in adjusted Professional Fees, from $204,309 in 2011 to $143,217 in 2012, reflects management performing services previously outsourced.    The same is true for the $43,175 diminution on adjusted Consulting expense over the two periods.  Travel has been curtailed to the extent possible, resulting in $34,163 expense reduction over the two periods.  Office rent has increased due to the opening of the New Jersey office at the very end of the fiscal year ended September 30, 2011, and Insurance expense has increased $14,433 over the two periods due largely to revenue growth.

Results of Operations for the Nine Months Ended June 30, 2012 and June 30, 2011

Our revenues grew 48%, from $3,200,143 in 2011 to $4,729,691 in 2012.   At the same time Royalties and Application Costs rose only 42%, from $1,540,089 to $2,194,512, over the same period.   Scale economies, absorption of fixed-cost capacity, cost controls, and more premium revenue are translated into margin betterment.

	For the Nine Months Ended June 30,

	2012				2011				GAAP		Adjusted EBITDA
		Adjust-	Adjusted			Adjust-	Adjusted		Change		Change
	GAAP	ments	EBITDA		GAAP	ments	EBITDA		$	%	$	%

Revenue
Wireless Applications	$4,729,691	$-	$4,729,691		$3,200,143	$-	$3,200,143		$1,529,548	48%	$1,529,548	48%

Operating Expenses
Royalties and Application Costs	$2,194,512	$-	$2,194,512		$1,540,089	$-	$1,540,089		$654,423	42%	$654,423	42%
Research and Development	$70,486	$-	$70,486		$40,651	$-	$40,651		$29,835	73%	$29,835	73%
Compensation expense (including
stock-based compensation)	$2,332,979	$(290,528)	$2,042,451	*	$4,599,166	$(3,447,279)	$1,151,887	*	$(2,266,187)	-49%	$890,564	77%
Depreciation and amortization	$498,609	$(498,609)	$-		$459,947	$(459,947)	$-		$38,662	8%
General and administrative (including
stock-based compensation)	$1,587,195	$(90,022)	$1,497,173		$2,491,291	$(811,529)	$1,679,762		$(904,096)	-36%	$(182,589)	-11%
	$6,683,781	$(879,159)	$5,804,622		$9,131,144	$(4,718,755)	$4,412,389		$(2,447,363)	-27%	$1,392,233	32%

Loss from Operations/Adjusted EBITDA	$(1,954,090)	$879,159	$(1,074,931)		$(5,931,001)	$4,718,755	$(1,212,246)		$3,976,911	-67%	$137,315	-11%

	For the Nine Months Ended June 30,

	2012				2011				GAAP		Adjusted EBITDA
		Adjust-	Adjusted			Adjust-	Adjusted		Change		Change
	GAAP	ments	EBITDA		GAAP	ments	EBITDA		$	%	$	%

Professional Fees	$491,995	$(30,012)	$461,983	*	$679,327	$(50,000)	$629,327	*	$(187,332)	-28%	$(167,344)	-27%
Travel	$301,233	$-	$301,233		$260,373	$-	$260,373		$40,860	16%	$40,860	16%
Consulting expense	$399,165	$(60,010)	$339,155	*	$1,273,410	$(766,300)	$507,110	*	$(874,245)	-69%	$(167,955)	-33%
Office rent	$151,402	$-	$151,402		$87,078	$-	$87,078		$64,324	74%	$64,324	74%
Insurance expense	$93,615	$-	$93,615		$56,572	$-	$56,572		$37,043	65%	$37,043	65%
Equipment lease	$-	$-	$-		$45,000	$-	$45,000		$(45,000)	-100%	$(45,000)	-100%
Trade shows	$18,944	$-	$18,944		$-	$-	$-		$18,944		$18,944
Telephone	$45,594	$-	$45,594		$31,005	$-	$31,005		$14,589	47%	$14,589	47%
Office expense	$26,472	$-	$26,472		$4,670	$-	$4,670		$21,802	467%	$21,802	467%
Other	$58,775	$-	$58,775		$53,856	$-	$53,856		$4,919	9%	$4,919	9%
Total General and Administrative Expenses	$1,587,195	$(90,022)	$1,497,173		$2,491,291	$(816,300)	$1,674,991		$(904,096)	-36%	$(177,818)	-11%

* Adjustments for each of these items represents the elimination of stock-based compensation included within the GAAP expense amount to arrive at the Adjusted EBITDA amount.

Research and Development grew 73%, from $40,651 for the earlier nine-month period to $70,486 in the later nine-month period, reflecting our continuing investment in technologies hoped to be commercialized once deemed technologically feasible.  Adjusted Compensation expense grew 77%, from $1,151,887 in 2011 to $2,042,451 in 2012.  Headcount additions were required to service growing existing revenue, take in-house certain assignments previously outsourced, implement corporate governance measures, and identify and start the conversion of new revenue opportunities, especially in mobile communications and advertising.

Because of cost control measures and taking certain responsibilities in-house as part of the responsibilities of the new management team, adjusted General and Administrative Expenses have been reduced, from $1,679,762 in 2011 to $1,497,173 in 2012.  The most profound reductions were of Professional Fees ($167,344) and Consulting ($167,955).   Equipment lease expense has been eliminated with the license obtained in the Anywhere package (Footnote 6 to the Notes to the Interim Financial Statements).  Travel, Office Rent, and the other components of General and Administrative Expenses that increased from the earlier period to the later one did so as a result of increased footprint and the costs attendant to supporting the increasing business.

Changes in assets and liabilities

At June 30, 2012, we had total assets of $4, 001,107 and total liabilities of $2,932,454. As of September 30, 2011, we had total assets of $3,736,694 and total liabilities of $1,554,379. The increase in assets is largely due to additions of accounts receivable since September 30, 2011, which result from higher revenues and the purchase of the Anywhere software (Footnote 6 to the Notes to the Interim Financial Statements).  The increase in liabilities is largely due to the $2,000,000 convertible debt issuance in the six months ended March 31, 2012 (Footnote 9 to the Notes to the Interim Financial Statements.)

Liquidity and Capital Resources

During the nine-month period ended June 30, 2012 cash used in operating activities totaled $1,705,659. Most notably, the increased change in receivables, reflect our growing revenue base, and we paid down trade creditor balances.

Cash used in investing activities totaled $494,617, of which $321,345 represented the capitalized internal costs of our software development, $29,370 represented equipment purchases, $113,902 represented capitalized legal fees incurred in the process of applying for various patents on our technology, and $30,000 was expended as part of the Anywhere purchase. We continue to invest in physical and intellectual property that will separate us from competitors and allow us to continue to expend our mobile communications/advertising offering.

Cash provided from financing activities amounted to $2,000,000 through the issuance of convertible debt, and $318,000 was received as proceeds for the exercise of warrants.  We paid down half ($87,500) remaining on our patent purchase obligation.  We had an overall net increase in cash for the period of $30,224; the beginning balance for the period was $523,801 while the cash balance at the end of the period was $554,025.

During the nine-month period ended June 30, 2011 cash used in operating activities totaled $1,475,589. The increased change in receivables during the period was the single largest cause.

Cash used in investing activities totaled $581,915, of which $401,706 represented the capitalized internal costs of our software development, $108,560 represented equipment purchases, and $71,649 represented capitalized legal fees incurred in the process of applying for various patents on our technology.

Cash used in financing activities was $959,820.  Repayment of related party loans ($790,822) and convertible debt owed to unrelated parties ($164,833) caused the lion’s share of the diminution.

We had an overall net decrease in cash for the period of $3,017,324; the beginning balance for the period was $4,040,169, while the cash balance at the end of the period was $1,022,845.

Over the next twelve months we believe that existing capital and anticipated funds may not be sufficient to sustain our current level of operations. Our Board has approved management to seek additional financing for up to $2,000,000.  Management expects to secure this additional financing in the near term, but no agreements or commitments are currently in place as of the date of this Quarterly Report. We may seek additional financing beyond that presently being sought to increase our cash and liquidity buffer or to fund strategic initiatives.  In addition, increased acceleration in our organic business or other strategic initiatives may require other financing. There can be no assurance of when, if ever, our operations become profitable. There can be no assurance that we will be able to obtain the financing we require or if so at favorable terms.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012 we implemented additional procedures intended to enhance the Company’s existing internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have implemented additional procedural protocols to address these potential issues where authorization of significant transactions including contractual and banking activities require concurrence from a second officer and procedures to document and route those transactions to assure timely, accurate financial reporting.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On February 21, 2012, we filed a complaint against Zoove Corporation in the United States District Court, Northern District of California. The complaint alleges Patent infringement, in which we seek preliminary and permanent injunctive relief as well as damages resulting from Zoove’s infringement of U.S. Patent No. 7,813,716 and U.S. Patent No. 8,041,341. The Complaint has been served, and Zoove has filed an answer.  We had a case management conference on June 25, 2012. We are currently exchanging discovery and we have a settlement conference scheduled for August 27, 2012.

Item 1A - Risk Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No disclosure required.

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

Single Touch Systems Inc.

Date: August 6, 2012	By:	/s/ James Orsini
James Orsini, CEO and President
Principal Executive Officer

Date: August 6, 2012	By:	/s/ John Quinn
John Quinn, Chief Financial Officer
Principal Financial Officer