Form 10-K
period 2012-09-30
SINGLE TOUCH SYSTEMS INC
filed 2013-01-02
CIK 1157817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K
_________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2012 was $22,492,673 based on the closing sale price of such common equity on such date.

As of December 21, 2012 there were 132,472,392 shares of the registrant’s common stock outstanding.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained or incorporated by reference in this Annual Report on Form 10-K are “forward-looking statements.” These statements are based on the current expectations, forecasts, and assumptions of our management and are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Forward-looking statements are sometimes identified by language such as “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “future” and similar expressions and may also include references to plans, strategies, objectives, and anticipated future performance as well as other statements that are not strictly historical in nature.

The risks, uncertainties, and other factors that could cause our actual results to differ materially from those expressed or implied in this Annual Report on Form 10-K include:

●	our ability to successfully retain and sell additional services to our existing clients and obtain new clients;

●	our reliance on primarily a single client and the continued use by such client of our services with favorable pricing terms;

●	changes in laws and regulations related to the communication services we provide to or through our clients;

●	the failure of our outsourced data center services providers to provide the anticipated levels of service;

●	any significant slowdown or failure of our systems or error in the performance of our services;

●	our failure to keep pace with changes in technology and the demands of our clients;

●	the ability to attract and retain key personnel;

●	our ability to obtain additional financing at favorable rates to maintain and develop our operations; and

●	competitive conditions in our industry.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Readers should carefully consider this information as well the risks and other uncertainties described in other filings we may make with the Securities and Exchange Commission after the date of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements.  They reflect opinions, assumptions, and estimates only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or circumstances, or otherwise.

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

Background of Industry Growth and Potential

Across the globe, the mobile channel is growing fast. People in every country are buying more and more advanced mobile devices, and business and consumers alike are using mobile phones for everyday activities like checking the weather, taking advantages of discounts, shopping or sending and receiving financial information. As mobile adoption increases, e-Business and channel strategy professionals are challenged to determine how these devices integrate with their existing sales and service channels. Rapid adoption of the mobile channel is a critical driver of the need for e-business professionals to evolve their strategy and operations to agile commerce.

According to CTIA – The Wireless Association (June 2012), there were 322 million wireless subscribers in the US, more than the entire US population. In the US alone, there were 4.59 trillion combined minutes and messages sent for the year ended June 2012, representing an increase year over year in this same June period.

In 2011 Mobile device sales outnumbered PCs for the first time in history according to BI Intelligence. For 2012 PC sales are expected to grow 4% while smartphone growth is anticipated at 40% and tablets near 60%. Consumers are not relying on one channel to receive information. They are constantly on-the-go, sending and receiving communications of all types, and they have come to expect that information be literally in-hand at all times.

Principal Products and Services

Messaging and Notifications – Our Short Message Service (SMS) gateway has proven to be an excellent channel for retailers to communicate with their brand loyalists on a very personal level. This is accomplished through integration with the client’s customer relationship management (CRM) database. With such integration, retailers were able to send targeted mobile coupons and transactional messages based on a shopper’s CRM profile. Targeted mobile coupons can be sent based on past purchase behaviors making the content relevant and timely to a shopper. Transactional messages can add another layer of value by sending shipping and order pick-up alerts, as well as notifications for reorders, layaway and new product releases. The foremost example of our solution running today is Walmart. Walmart pharmacy departments send individualized text and voice messages through our gateway to their customers letting them know when their prescriptions are ready for pick-up.

Abbreviated Dial Codes- Our abbreviated dial codes have been proven to have 10 times the recall of a common keyword-to-short-code solution. We have seen many of our clients using this as an on-ramp to mobility solutions. Walmart is currently using #wmt to make it easier for their customers to locate and download their smartphone mobile app.  Forrester research called this dial code technology one of the top 4 for CMOs to watch. We see the potential for Single Touch customers to leverage the hash tags in the social media space with the # symbol in their abbreviated dial code to enhance brand awareness.

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

We have expanded our relationship with AT&T Services, Inc., through which we retain 11 client relationships representing nearly all of our reported revenue in the fiscal years ended in 2011 and 2012. The bulk of that revenue comes from notifications sent on behalf of 4 separate Walmart corporate programs. These programs and related services continue to develop nationwide, and we continue to experience increasing activity in these programs that have caused our AT&T revenues to grow.

Research and Development

During the fiscal years ended September 30, 2012 and September 30, 2011 we spent $434,915 and $502,110, respectively, on software development that was capitalized. Software development costs amortized and charged to operations in fiscal 2012 and fiscal 2011 were $446,876 and $412,632, respectively.

Our research and development activities relate primarily to general coding of software and product development. These activities consist of both new products and support or improvements to existing products.

We believe that we may need to increase our current level of dedicated research and development resources by adding both hardware and engineers as our business continues to develop.

Patents and Licenses

We currently hold rights to multiple patents relating to certain aspects of accessing information on a mobile device, sending information to and between mobile devices, advertising and media streaming. We believe the ownership of such patents is an important factor in our existing and future business.

We regularly file patent applications to protect innovations arising from our research, development and design, and are currently pursuing multiple patent applications. Over time, we have accumulated a portfolio of issued patents primarily in the U.S. No single patent is solely responsible for protecting our systems and services. We believe the duration of our patents are adequate relative to the expected lives of our systems and services.

Some of our systems and services may include intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of its systems and services. There is no guarantee that such licenses could be obtained on reasonable terms or at all. Because of technological changes in the industries in which we compete, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of our systems and services may unknowingly infringe existing patents or intellectual property rights of others.

Government Regulation

We provide value-added and enabling platforms for carrier-based distribution of various software and media content, as well as notifications and other communications. Applicable regulations are primarily under the Federal Communications Commission and related to the operations policies and procedures of the wireless communications carriers. Messaging and safeguarding Personal Health Information, moreover, is relegated, among other things, to the Privacy Rule of the Health Insurance Portability and Accountability Act, otherwise known as HIPAA.  The wireless carriers are primarily responsible for regulatory compliance. Given the growing and dynamic evolution of digital wireless products that can be offered to consumers over a wireless communication network, regulators could impose rules, requirements and standards of conduct on third-party content and infrastructure providers such as us. We are not currently aware of any pending regulations that would materially impact our operations.
Employees

We currently have 16 full-time and no part-time employees including our chairman, our chief executive officer, our chief financial officer, 6 persons serving as programmers and technical staff operators, 5 persons in sales and marketing, 1 person in accounting and 1 administrative assistant. We expect to increase our future employee levels on an as-needed basis in connection with our expected growth.

Item 1A.  Risk Factors

No Disclosure Required.

Item 1B.  Unresolved Staff Comments

No Disclosure Required.

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

We have additional offices located at 3310 Market Street, Suite 204, Rogers, AK 72758. We have a five-year lease for this space at a rate of $3,645 per month. The facilities comprise approximately 2100 square feet consisting entirely of sales, client service, and administrative office space.

We have additional offices located at 12301 West Explorer Drive, Suite 210, Boise, ID 83713. We have a two-year lease for this space at a rate of $1,204 per month, which has been extended on a month-to-month basis. The facilities comprise approximately 1445 square feet consisting entirely of software development office space.

Our servers are housed at CoreSite, 900 N. Alameda Street, Los Angeles, CA 90012, Paetec, 100 W La Palma, Anaheim, CA 92801 and Coresite, 427 North La Salle, Chicago, IL 60605.

Item 3.  Legal Proceedings

On February 21, 2012, we filed a complaint against Zoove Corporation in the United States District Court, Northern District of California. The complaint alleges patent infringement, in which we seek preliminary and permanent injunctive relief as well as damages resulting from Zoove’s infringement of U.S. Patent No. 7,813,716 and U.S. Patent No. 8,041,341. The Complaint has been served, and Zoove has filed an answer.  We had a case management conference on June 25, 2012.  We filed our Claim Construction Brief on December 20, 2012, and are currently in the claim construction period.  A claim construction hearing is set for February 20, 2013.

On August 23, 2012, we filed a complaint against Hulu LLC in the United States District Court, Central District of California. The complaint alleges patent infringement, in which we seek preliminary and permanent injunctive relief as well as damages resulting from Hulu’s infringement of U.S. Patent No. 7,191,244. On December 21, 2012, we filed a dismissal of the lawsuit without prejudice. We are in the process of transferring our related Patents into our recently formed subsidiary Single Touch Systems R&D IP, Inc. Due to this transfer, the most efficient procedure was to dismiss the current lawsuit until such time that the transfers to Single Touch Systems R&D IP, Inc. are completed.

Item 4.  Mine Safety Disclosures

No disclosure required.

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

Quarter Ended	High	Low

December 31, 2012 (to 12/28/2012)	0.61	0.25
September 30, 2012	0.34	0.17
June 30, 2012	0.31	0.19
March 31, 2012	0.37	0.23
December 31, 2011	0.33	0.20
September 30, 2011	0.56	0.26
June 30, 2011	0.75	0.45
March 31, 2011	0.83	0.49
December 31, 2010	1.05	0.73
September 30, 2010	1.48	0.65

Holders

As of December 21, 2012, there were approximately 244 record holders of our common stock. This does not include the holders of approximately 82 un-exchanged stock certificates or the additional holders of our common stock who held their shares in street name as of that date.

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

Recent Sales of Unregistered Securities

No Disclosure Required.

Equity Compensation Plan Information

The following table reflects information for equity compensation plans and arrangements for any and all directors, officers, employees and/or consultants through September 30, 2012.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,255,000	$0.78	1,545,000
Equity compensation plans not approved by security holders	26,930,000	$0.77	168,750
Total	34,185,000	$0.77	1,713,750

In April 2008 our Board of Directors and stockholders adopted the 2008 Stock Option Plan (the “2008 Plan”) to provide participating employees, non-employee directors, consultants and advisors with an additional incentive to promote our success. The maximum number of shares of common stock which may be issued pursuant to options and awards granted under the 2008 Plan is 8,800,000. The 2008 Plan is currently administered by our Board of Directors but may be subsequently administered by a Compensation Committee designated by our Board of Directors. The 2008 Plan authorizes the grant to 2008 Plan participants of non-qualified stock options, incentive stock options, restricted stock awards, and stock appreciation rights. No option shall be exercisable more than 10 years after the date of grant. Upon separation from service, no further vesting of options can occur, and vested options will expire unless exercised within a year after separation, except as provided in individual employment agreements. No option granted under the 2008 Plan is transferable by the individual or entity to whom it was granted otherwise than by will or laws of decent and distribution, and, during the lifetime of such individual, is not exercisable by any other person, but only by him.

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

A total of 2,975,000 of the shares shown as underlying in the “Equity compensation plans not approved by security holders” row consists of 1,000,000 shares underlying warrants which we originally granted to Pharmacy Management Group, LLC in June 2011 as compensation for consulting services and 1,975,000 remaining shares underlying a warrant which we originally granted to Peltz Capital Management, LLC in October 2008 as compensation for consulting services.   These 2,975,000 warrants are not granted under any of the plans noted above and included for the purposes of this table only. There were 32,210,000 options outstanding at September 30, 2012.

Item 6.  Selected Financial Data

No disclosure required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  Any statements that are not statements of historical fact are forward-looking statements.  When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements.  These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report on Form 10-K.  Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors such as those noted under “Caution Regarding Forward-Looking Statements” on page 3 of this Annual Report on Form 10-K.  We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

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

“For the first time in history with near 322 million wireless subscribers in the USA, wireless penetration exceeds the U.S. population” (1)

“Short Messaging Service, simply known as SMS, sent in the USA for the 12 months ended June 2012 totaled 2.27 trillion up 3% from 2011” (1)

“SMS capable handsets on carriers networks rose to 268.5 million for the same period up 7.7% from 2011” (1) “In 2011 worldwide SMS traffic topped 8 trillion messages”

We have developed and are deploying advertisements, sponsorships and couponing within our product offerings. This development is significant in that our per-message revenue increases significantly for each message that includes an advertisement or sponsorship. We see these expanded offerings, including those not based directly on messaging volume, as important steps in our continued program to creating both consumer and advertiser demand for our mobile media platform, accessing mobile notifications, advertisements, sponsorships, coupons and commerce transactions from the mobile phone.

“53% of companies surveyed have or are deploying a dedicated team assigned to mobile programs, and 51% are looking for ways to further mobile marketing capabilities”(2)

We have expanded our relationship with AT&T Services, Inc., through which we retain 11 client relationships representing nearly all of our reported revenue in the fiscal years ended in 2011 and 2012. The bulk of that revenue comes from notifications sent on behalf of 4 separate Walmart corporate programs. These programs and related services continue to develop nationwide, and we continue to experience increasing activity in these programs that have caused our AT&T revenues to grow.

We have a portfolio of intellectual property relevant to our industry related to mobile search, commerce, advertising and streaming media. This portfolio represents our many years’ innovation in the wireless industry through patented technology developed by us, as well as patented technology we purchased from Microsoft and others.

We have law firms engaged to protect our patented technology rights against unauthorized users and infringers. We have sent letters of notification to several companies making them aware of our patent portfolio and have commenced litigation.

We have assigned 16 of our 18 and all of our intellectual property rights to Single Touch R&D IP, Inc a wholly owned subsidiary who will conduct all research, development, patent filings, patent maintenance and who  will continue to identify, notify, and, where circumstances warrant, enforce against companies we believe may be infringing on the intellectual property protected by our growing patent portfolio under the guidance of our Executive Chairman.

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

(1)	Source: June 2012 CTIA Semi Annual Wireless Survey
(2)	Source: Oct 2012 CMO Council Study

Results of Operations
Years Ended September 30, 2012 and 2011

During the fiscal year ended September 30, 2012, the Company had an increase in revenue of approximately 39% over revenue generated during the previous fiscal year ($6,346,919 in 2012 compared to $4,579,862 in 2011).  The growth, all of which is organic, is attributable to continuing consumer  adoption of our programs from existing client relationships. The Company’s net loss for the fiscal year ended September 30, 2012 was $3,255,186.  This is lower than the net loss incurred during the fiscal year ended September 30, 2011 of $7,985,163. Under the metrics employed by management to evaluate the underlying business explained below, Adjusted EBITDA, that underlying loss was reduced by $507,464 from the fiscal year ended September 30, 2011 to the fiscal year ended September 30, 2012.

We define Adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal years ended September 30, 2012 and 2011 follows:

	For the Year Ended September 30,

	2012			2011				GAAP		Adjusted EBITDA
		Adjust-	Adjusted		Adjust-	Adjusted		Change		Change
	GAAP	ments	EBITDA	GAAP	ments	EBITDA		$	%	$	%

Revenue
Wireless Applications	$6,346,919	$-	$6,346,919	$4,579,862	$-	$4,579,862		$1,767,057	39%	$1,767,057	39%

Operating Expenses
Royalties and Application Costs	$2,907,110	$-	$2,907,110	$2,543,885	$-	$2,543,885		$363,225	14%	$363,225	14%
Research and Development	$84,658	$-	$84,658	$78,860	$-	$78,860		$5,798	7%	$5,798	7%
Compensation expense (including
stock-based compensation)	$3,044,430	$(365,422)	$2,679,008	$5,468,643	$(3,634,268)	$1,834,375	*	$(2,424,213)	-44%	$844,633	46%
Depreciation and amortization	$690,293	$(690,293)	$-	$633,535	$(633,535)	$-		$56,758	9%
General and administrative (including
stock-based compensation)	$2,386,694	$(137,169)	$2,249,525	$3,161,751	$(958,163)	$2,203,588		$(775,057)	-25%	$45,937	2%
	$9,113,185	$(1,192,884)	$7,920,301	$11,886,674	$(5,225,966)	$6,660,708		$(2,773,489)	-23%	$1,259,593	19%

Loss from Operations/Adjusted EBITDA	$(2,766,266)	$1,192,884	$(1,573,382)	$(7,306,812)	$5,225,966	$(2,080,846)		$4,540,546	-62%	$507,464	-24%

Royalties and Application Costs represent the direct out-of-pocket costs associated with revenue. Royalties and Application Costs vary substantially in line with revenue and totaled $2,907,110 in 2012, compared to $2,543,885 in 2011, an increase of 14%.  Because a portion of Royalties and Application Costs are fixed and all such costs are being monitored and reduced wherever possible, net margin continues to increase.

Research and Development expenses grew from $78,860 in 2011 to $84,658 in 2012, and adjusted Compensation expense grew from $1,834,375 to $2,679,008.  The former reflects the growing investment in technologies that we anticipate will generate revenues for years to come while the latter reflects the increased headcount necessary to support our expanding business while concurrently relying less on outside consultants.

General and Administrative expenses for the fiscal year ended September 30, 2012 and 2011, both on a GAAP and on an Adjusted EBITDA basis, consist of the following:

	For the Year Ended September 30,

	2012				2011				GAAP		Adjusted EBITDA
		Adjust-	Adjusted			Adjust-	Adjusted		Change		Change
	GAAP	ments	EBITDA		GAAP	ments	EBITDA		$	%	$	%

Professional Fees	$779,541	$(47,450)	$732,091	*	$821,022	$(58,050)	$762,972	*	$(41,481)	-5%	$(30,881)	-4%
Travel	$499,576	$-	$499,576		$322,951	$-	$322,951		$176,625	55%	$176,625	55%
Consulting expense	$565,349	$(89,719)	$475,630	*	$1,448,613	$(900,113)	$548,500	*	$(883,264)	-61%	$(72,870)	-13%
Office rent	$205,639	$-	$205,639		$121,681	$-	$121,681		$83,958	69%	$83,958	69%
Insurance expense	$120,236	$-	$120,236		$83,953	$-	$83,953		$36,283	43%	$36,283	43%
Equipment lease	$-	$-	$-		$45,000	$-	$45,000		$(45,000)	-100%	$(45,000)	-100%
Trade shows	$21,213	$-	$21,213		$78,324	$-	$78,324		$(57,111)	-73%	$(57,111)	-73%
Telephone	$61,729	$-	$61,729		$38,820	$-	$38,820		$22,909	59%	$22,909	59%
Office expense	$31,356	$-	$31,356		$7,949	$-	$7,949		$23,407	294%	$23,407	294%
Other	$102,055	$-	$102,055		$193,438	$-	$193,438		$(91,383)	-47%	$(91,383)	-47%
Total General and Administrative Expenses	$2,386,694	$(137,169)	$2,249,525		$3,161,751	$(958,163)	$2,203,588		$(775,057)	-25%	$45,937	2%

* Adjustments for each of these items represents the elimination of stock-based compensation included within the GAAP expense amount to arrive at the Adjusted EBITDA amount.

The diminution in adjusted Professional Fees, from $762,972 in 2011 to $732,091 in 2012, reflects management performing services previously outsourced.  Professional Fees include amounts paid to external attorneys, and Professional Fees have been reduced during this latter fiscal year, notwithstanding the commencement during that fiscal year of two litigations against defendants that the Company contends infringed on its intellectual property. The same is true for the $72,870 diminution to adjusted Consulting expense over the two periods.  Travel has increased $176,625 over the two periods, resulting from increased new business efforts, increased investor outreach, the hosting of an annual general meeting in August 2012, the addition of the New Jersey office, and travel between our four offices, a footprint now covering all of the Continental U.S.  Office rent has increased due to the opening of the New Jersey office at the very end of the fiscal year ended September 30, 2011, and Insurance expense has increased $36,283 over the two periods due largely to revenue growth and additional necessary coverage.

Liquidity and Capital Resources

At September 30, 2012, we had total assets of $5,569,755 and total liabilities of $4,661,117. As of September 30, 2011, we had total assets of $3,736,694 and total liabilities of $1,554,379. The increase in assets is largely due to increases in cash of $1,633,906, from $523,801 in 2011 to $2,157,707 in 2012, and additions of accounts receivable since September 30, 2011 totaling $178,565, from $907,275 in 2011 to $1,085,840 in 2012.  Cash has increased largely due to $4,312,000 of capital raised in two different convertible debt offerings, less cash offering costs and costs of funding ongoing operations and capital expenditures over the twelve months ended September 30, 2012.  Accounts receivable have risen along with revenue increases.

The increase in liabilities is largely due to the two convertible debt issuances since September 30, 2011 (Footnote 9 of the Notes to Consolidated Financial Statements.)  Accounts payable has been reduced over the same period, from $1,178,057 at September 30, 2011 to $768,263 at September 30, 2012, representing resolution of open balances with vendors and the institution of more standard payment terms over those twelve months.  The reduction to Current obligation on patent acquisitions represents the issuance of the penultimate payment due to a vendor of a group of patents (Footnote 8 of the Notes to Consolidated Financial Statements.)

During the fiscal year ended September 30, 2012 cash used in operating activities totaled $2,084,247. Most notably receivables increased, reflecting our growing revenue base, and we paid down trade creditor balances.

Cash used in investing activities totaled $625,618, of which $434,915 represented the capitalized internal costs of our software development, $33,195 represented equipment purchases, $146,558 represented capitalized legal fees incurred in the process of applying for various patents on our technology, and $30,000 represented the expenditure of the cash component of the Anywhere purchase (Footnote 6 of the Notes to Consolidated Financial Statements.) We continue to invest in physical and intellectual property that will separate us from competitors and allow us to continue to expend our mobile communications/advertising offering.  The Company obtained a $19,050 refund of cash, relating to the reduction to the security deposit on the New Jersey office.

Cash provided from financing activities amounted to $4,343,771.  The Company received $4,312,000 through the issuance of convertible debt, and $318,000 was received as proceeds for the exercise of warrants.  We paid down half ($87,500) remaining on our patent purchase obligation and incurred $210,049 of offering costs associated with the convertible debt.  We had an overall net increase in cash for the period of $1,633,906; the balance at the beginning of the fiscal year was $523,801 while the cash balance at the end of the period was $2,157,707.

During the fiscal year ended September 30, 2011 cash used in operating activities totaled $1,505,289. Most notably receivables and prepaid expenses increased during a period of revenue growth.  Offsetting those asset increases were increases of accounts payable and accrued expenses.  Following this earlier fiscal year the Company reached more current and typical payment terms with its operating vendors.

Cash used in investing activities totaled $1,059,604, of which $502,110 represented the capitalized internal costs of our software development, $196,067 represented equipment purchases, and $111,177 represented capitalized legal fees incurred in the process of applying for various patents on our technology.  We also expended $155,000 on the Soapbox Anywhere option and $95,250 on the initial New Jersey office lease security deposit.

Cash expended on financing activities amounted to $951,475.  The Company received $17,100 from the issuance of Common Stock and $17,685 from Loans and advances from related parties.  Those cash inflows were outstripped by $30,000 paid in costs of a private offering, $790,822 repaid to a related party, and $165,438 principal repaid on the patent obligation.  We had an overall net decrease in cash for the period of $3,516,368; the balance at the beginning of this earlier fiscal year was $4,040,169 while the cash balance at the end of the period was $523,801.

Over the twelve months following September 30, 2012 we believe that existing capital and anticipated funds will be sufficient to sustain our current level of operations.  Inasmuch as the Company is pursuing the monetization of its intellectual property, which plans are subject to change, additional external financing may, however, be required. In addition, increased acceleration in our organic business and/or other economic influences might also necessitate other financing. There can, moreover, be no assurance of when, if ever, our operations become profitable.

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

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC Topic 505-50, “Equity Based Payments to Non Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with ASC Topic 505, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of non-forfeitable common stock issued for future consulting services as prepaid services in our consolidated balance sheet.

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer as of September 30, 2012, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2012 were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

It is the responsibility of management to establish and maintain effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance to management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012 based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on this assessment, management determined that our internal control over financial reporting was effective as of September 30, 2012.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the quarter ended September 30, 2012 we have identified the need to further enhance our existing internal controls over financial reporting that has materially affected, or is reasonably likely to affect materially, our internal controls over financial reporting.

We identified that our current banking product does not have the capabilities to support procedural protocols we had previously implemented.  Due to the limitations of this product it was identified that a transaction could be authorized independently although dual authorizations may have been required pursuant to our instructions to the bank.

We have determined that a new commercial banking product is required to support our previously implemented procedural protocols. We are evaluating new commercial banking products suitable to meet our requirements.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Anthony Macaluso	50	Executive Chairman and Director
James Orsini	49	Chief Executive Officer, President and Director
John Quinn	49	Chief Financial Officer
Richard Siber	51	Director
Stuart R. Levine	65	Director
Stephen D. Baksa	67	Director
Jonathan E. Sandelman	54	Director

Our Board of Directors consists of six members. Only our independent, non-executive directors receive any cash remuneration for acting as such. All directors may, however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

No family relationships exist between any of our present directors and officers.

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Anthony Macaluso became our President, Chief Executive Officer, Chairman, and principal shareholder upon the closing of the acquisition of Single Touch Interactive, Inc. He founded Interactive in 2002, and from that time to May 2011, has had primary responsibilities for our operations and business and continues as a working Executive Chairman, Head of Strategy and of Research and Development. On May 16, 2011 he named James Orsini  as our Chief Executive Officer, President and Chief Financial Officer.

James Orsini joined us on May 16, 2011 as our Chief Executive Officer, President and Chief Financial Officer, and as a Director. From February 2006 to May 2011, Mr. Orsini served as Executive Vice President and Director of Finance and Operations at Saatchi & Saatchi New York, a marketing/advertising agency unit of Publicis Groupe S.A. Mr. Orsini received a Bachelor of Science in Business Administration degree from Seton Hall University, magna cum laude (1985), and is a Certified Public Accountant.

John Quinn joined us on September 26, 2011 as our Chief Financial Officer. Mr. Quinn was most recently Principal of ParenteBeard, LLC, an accounting and consulting firm. He was responsible for starting and was co-head of the Transaction Advisory Services group, which focused on M&A advisory and international tax consulting. Prior to joining ParenteBeard in 2010, Mr. Quinn was the New York based Chief Financial Officer of Financial Dynamics, a financial communications and investor relations consultancy. During his six-year tenure, Mr. Quinn was instrumental in converting an investor relations services provider into a full-service multinational and overseeing the sale and integration of Financial Dynamics to FTI Consulting, Inc. From 1997-2004 Mr. Quinn was a partner at Scarpati Quinn & Hennessey, LLP, where he was a key contributor to the rapid growth of the accounting firm into an advisory, consulting and international tax service provider. For the eight years prior, he was senior manager of M&A and tax at Saatchi & Saatchi, the global advertising and marketing giant. Mr. Quinn began his career as a senior associate at KPMG in 1986. Mr. Quinn holds a MBA in international finance from Columbia University’s Business School (1995) and graduated with a B.S. in accounting from the State University of New York (1986). He is a Certified Public Accountant.

Richard Siber became a director of ours upon the closing of the acquisition of Single Touch Interactive, Inc. in July 2008. Mr. Siber founded Siber Consulting LLC in July 2004 and presently serves as its Chief Executive Officer. Siber Consulting provides technical and marketing services to the wireless industry. From 1994 through June 30, 2008 Mr. Siber was a partner in the Communications & High Tech practice at Accenture, Ltd., where he helped manage Accenture’s worldwide wireless communications activities and was involved in all aspects of Accenture’s mobile and wireless practice, including its Service Delivery Platform. Throughout his career, Mr. Siber has provided a broad range of marketing, strategic and industry-oriented consulting services to mobile operators, equipment vendors and content providers worldwide in the wireless industry. His experience has included all wireless industry licensed and unlicensed technologies including Cellular, PCS, LMR, Paging, Narrowband and Broadband Mobile Data, WiFi, Wireless PBX, Wireless Local Loop, and Satellite. Mr. Siber is a frequent industry speaker and has chaired, moderated or spoken at more than 250 wireless conferences and forums worldwide. Mr. Siber has a Bachelor of Arts degree from Boston University (1983) and a Masters of Business Administration degree from Boston College (1990).

Stuart R. Levine was elected to the board of Single Touch Systems, Inc. on August 8, 2011.   Mr. Levine is the founder, Chairman and Chief Executive Officer of Stuart Levine and Associates LLC, an international management consulting and leadership development company.  From 1992 to 1996 he was Chief Executive Officer of Dale Carnegie & Associates, Inc, a provider of leadership, communication and sales skills training.  In 2011 and 2012, Mr. Levine was recognized by the National Association of Corporate Directors as one of the top 100 most influential people in governance within the United States.  Mr. Levine serves as a director of Broadridge Financial Solutions, Inc., a provider of investor communications, securities processing, and clearing and outsourcing solutions, where he serves as Chair of the Governance and Nominating Committee.  He is Lead Director of J. D’Addario & Company, Inc., a private manufacturer of musical instrument accessories.  He also serves on the board of North Shore-Long Island Jewish Health System.  In addition, Mr. Levine is the bestselling author of “The Leader in You” (Simon & Schuster 2004), “The Six Fundamentals of Success” (Doubleday 2004) and “Cut to the Chase” (Doubleday 2007).  Mr. Levine is the former Lead Director of Gentiva Health Services, Inc., a provider of home healthcare services, where he served from 2000 to 2009.  He also served as a director of European American Bank from 1995 to 2001 and The Olsten Corporation, a provider of staffing solutions, from 1994 to 2000.  Mr. Levine is a former Chairman of Dowling College, as well as a former Member of the New York State Assembly.

Specific experience, qualifications, attributes or skills:

●	Operating and management experience, including as chief executive officer of a global client services business

●	Public company directorship and committee experience

●	Frequent panel chair and participant in director education programs sponsored by the NACD

●	Independent of the Company

Stephen D. Baksa became a director of ours on November 1, 2011. Mr. Baksa was a General Partner at the Vertical Group from 1989 through 2010, a private equity and venture capital firm focused on the fields of medical technology and biotechnology. He is currently employed at the Vertical Group as an advisor/consultant.  For more than 30 years The Vertical Group has been an early stage investor and major shareholder of some of the medical technology industry’s most successful companies. Before Mr. Baksa joined The Vertical Group, he was co-founder of Paddington Partners, a firm engaged in special situation investing focused on public health care equities. Mr. Baksa holds an M.B.A. from The Rutgers School of Business (1969) and a B.A. in Economics from Gettysburg College (1967).

Jonathan E. Sandelman became a director of ours on December 10, 2012. Mr. Sandelman is the Chief Executive Officer, Founder, and Chief Investment Officer at Sandelman Partners, LP. He founded the firm on July 1, 2005. Mr. Sandelman is the President and Director at NMS Services Inc., NMS Services (Cayman) Inc., and BAC Services Inc. He was the President of the New York Office at Banc of America Securities LLC. Mr. Sandelman joined the firm in 1998 as the Head of Equity Financial Products and took charge of the equity department in 2002. He headed the firm's debt and equities business before becoming the President, a post that Mr. Sandelman held until October 20, 2004. He was the Deputy Head of Global Equities, Member of the Risk Management Committee, Member of the Compensation Committee, and Managing Director of Equity Derivatives at Salomon Brothers. Mr. Sandelman was a Director of Do Something and Impact Web Enterprises, Inc.  He holds a Bachelor of Arts and a Juris Doctor from Yeshiva University-Cardozo Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended September 30, 2012, Forms 3 and 4 were mostly timely filed with the SEC by such reporting persons, except for Anthony Macaluso, who has not yet filed Form 4 transaction information related to private transfers.

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

Board of Directors

The Board of Directors currently consists of six members. During fiscal year 2012, the Board of Directors consisted of five members and met six times. Each director attended not less than 75% of the aggregate number of meetings.

Board Committees

The Board of Directors established an Audit Committee, a Compensation Committee and a Governance and Nominating Committee in fiscal year 2012. The current charters of each of the Audit Committee, Compensation Committee and Governance and Nominating Committee are available on our website located at www.singletouch.net. The information contained on our website is not a part of this proxy statement.

Audit Committee

The Audit Committee is currently comprised of Mr. Baksa (chairman), Mr. Siber and Mr. Levine. We believe all three of the members are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.

The duties and responsibilities of the Audit Committee are set forth in the Audit Committee’s charter, as adopted by the Board of Directors in fiscal year ending September 30, 2012.

The Audit Committee oversees the financial reporting process for the Company on behalf of the Board of Directors and has other duties and functions as described in its charter.

Company management has the primary responsibility for the Company’s financial statements and the reporting process. The Company’s independent registered public accounting firm is responsible for auditing the Company’s financial statements and expressing an opinion as to their conformity with accounting principles generally accepted in the United States.

Our Audit Committee serves to monitor our financial reporting process and internal control system; retains and pre-approves audit and any non-audit services to be performed by our independent registered accounting firm; directly consults with our independent registered public accounting firm; reviews and appraises the efforts of our independent registered public accounting firm; and provides an open avenue of communication among our independent registered public accounting firm, financial and senior management and the Board of Directors.

The Audit Committee Chair reviewed and discussed our audited financial statements for the year ended September 30, 2012 with the Board of Directors.

The Board of Directors reviewed and discussed with representatives of Weaver, Martin & Samyn LLC, our independent registered public accounting firm, the matters required to be discussed by the Statement on Auditing Standards, as amended. The Board of Directors has also received and reviewed the written disclosures and the letter from Weaver, Martin & Samyn LLC, required by PCAOB rules, and the audit committee chair has discussed with Weaver, Martin & Samyn LLC, their independence.

Compensation Committee

The Compensation Committee is currently comprised of Mr. Siber (chairman), Mr. Baksa and Mr. Levine. We believe all three of the members are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.

 The duties and responsibilities of the Compensation Committee are set forth in the Compensation Committee’s charter, as adopted by the Board of Directors in fiscal year ending September 30, 2012.

Among its duties, our Compensation Committee determines the compensation and benefits paid to our executive officers, including our President, Chief Executive Officer and our Executive Chairman.

Our Compensation Committee reviews and determines salaries, bonuses and other forms of compensation paid to our executive officers and management, approves recipients of stock option awards and establishes the number of shares and other terms applicable to such awards.

Our Compensation Committee also determines the compensation paid to our Board of Directors, including equity-based awards. More information about the compensation of our non-employee directors is set forth in the section of this Annual Report titled “Director Compensation.”

Governance and Nominating Committee

The Governance and Nominating Committee is currently comprised of Mr. Levine (chairman), Mr. Baksa and Mr. Siber. We believe all three of the members are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.

 The duties and responsibilities of the Governance and Nominating Committee are set forth in the Governance and Nominating Committee’s charter, as adopted by the Board of Directors in fiscal year ending September 30, 2012.

Our Corporate Governance and Nominating Committee is charged with recommending the slate of director nominees for election to the Board of Directors, identifying and recommending candidates to fill vacancies on the Board, and reviewing, evaluating and recommending changes to our corporate governance processes. Among its duties and responsibilities, the Corporate Governance and Nominating Committee periodically evaluates and assesses the performance of the Board of Directors; reviews the qualifications of candidates for director positions; assists in identifying, interviewing and recruiting candidates for the Board; reviews the composition of each committee of the Board and presents recommendations for committee memberships; and reviews and recommends changes to the charter of the Governance and Nominating Committee and to the charters of other Board committees.

The process followed by the Governance and Nominating Committee to identify and evaluate candidates includes (i) requests to Board members, our Chief Executive Officer, and others for recommendations; (ii) meetings from time to time to evaluate biographical information and background material relating to potential candidates and their qualifications; and (iii) interviews of selected candidates. The Corporate Governance and Nominating Committee also considers recommendations for nomination to the Board of Directors submitted by shareholders.

In evaluating the suitability of candidates to serve on the Board of Directors, including shareholder nominees, the Governance and Nominating Committee seeks candidates who are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and who meet certain selection criteria established by the Governance and Nominating Committee.

Risk Oversight

The Board of Directors is responsible for the oversight of the Company’s risk management efforts. While the full Board of Directors is ultimately responsible for this oversight function, individual committees may consider specific areas of risk from time to time as directed by the Board. Members of management responsible for particular areas of risk for the Company provide presentations, information and updates on risk management efforts as requested by the Board or a Board committee.

Item 11.  Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2012 to:

●	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2012 and

●
all individuals who served as executive officers of ours at any time during the fiscal year ended September 30, 2012 and received annual compensation during the fiscal year ended September 30, 2012 in excess of $100,000.

SUMMARY COMPENSATION TABLE

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Anthony Macaluso Executive Chairman	2012 2011	385,000 322,582	0 0	0 2,700,000	142,237 205,182	527,237 3,227,764

James Orsini Chief Executive Officer	2012 2011	385,000 144,375	0 25,000	0 260,000	138,600 0	523,610 429,375

John Quinn Chief Financial Officer	2012 2011	225,000 4,327	0 0	0 30,000	17,375 0	242,385 34,327

Note: The table above includes only the value of options that vested during the periods indicated. The listed executives may have unvested options that may vest in a future period. See “Outstanding Equity Awards at Fiscal Year-End” below.

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

Employment / Severance / Change-in-Control Agreements

Anthony Macaluso - On June 3, 2011, we entered into an employment letter agreement with Anthony Macaluso, as our executive Chairman, effective as of June 1, 2011. The agreement is for a three-year term, with successive two-year renewals unless either party elects against renewal. Mr. Macaluso is entitled to a $385,000 annual salary, subject to possible increases. Mr. Macaluso can also receive discretionary cash bonuses. We also agreed in the employment letter agreement to grant Mr. Macaluso certain stock options under our 2010 Stock Plan.

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

If Mr. Macaluso is terminated without cause or due to disability, or if he resigns for good reason (all as defined in the employment letter agreement) or if we elect not to renew his employment term, then upon giving us a release he shall be entitled to one year of salary continuation and one year of COBRA premiums payments. Also, if we are acquired or if he is terminated without cause or if he resigns for good reason (all as defined in the employment letter agreement) during Mr. Macaluso’s employment, all his unvested stock options would immediately vest.

In addition, if we terminate Mr. Macaluso’s employment without cause or due to disability or if he resigns for good reason, he would be entitled to exercise any of the 4,500,000 stock options until three years after the termination date (or, if earlier, the expiration of the options).

Mr. Macaluso, participated in the November 2012 plan where we modified the terms of stock options granted to certain employees, officers, directors, and active 3rd party service providers. As a result 3,000,000 options exercisable at $0.90 per share granted pursuant to his employment agreement were reduced to 2,550,000 options exercisable at $0.469 per share. Additional options granted in 2010 were reduced from 50,000 options exercisable at $1.375 per share to 40,000 exercisable at $0.469 per share and 1,200,000 options exercisable at $0.90 per share to 1,020,000 exercisable at $0.469 per share.

On December 6, 2012, for extraordinary service to the Company to date for work related to Single Touch Systems R&D I.P, Inc., we granted options to Mr. Macaluso to purchase 2,099,400 shares of our common stock at a price of $0.469 per share. The options immediately vested and expire on December 1, 2017.

James Orsini- On March 10, 2011, we entered into an employment letter agreement with James Orsini, who began employment as our Chief Executive Officer, President and Chief Financial Officer on May 16, 2011. The agreement (as amended on May 16, 2011) is for a three-year term, with successive two-year renewals unless either party elects against renewal. Mr. Orsini is entitled to a $385,000 annual salary, subject to possible increases. Mr. Orsini can also receive discretionary cash bonuses, and after three months of employment he was entitled to and did receive a $25,000 payment in respect of certain expenses. In addition, the agreement called for us to grant to him (and we accordingly did grant to him) 4,500,000 stock options under our 2010 Stock Plan; with one-third (with an exercise price of $0.63 per share) vesting on the first anniversary of his employment start date, one-third (with an exercise price of $0.90 per share) vesting on the second anniversary of his employment start date, and one-third (with an exercise price of $0.90 per share) vesting on the third anniversary of his employment start date. Vesting of his stock options shall accelerate if we experience a change in majority control. Mr. Orsini agreed not to compete with us during his employment and for two years thereafter.

If we terminate Mr. Orsini’s employment without cause or for disability or if he resigns for good reason (as those terms are defined in the agreement), or if we elect not to enter into a renewal term of the employment letter agreement, he will receive one year of salary continuation and one year of COBRA premium payments. In addition, if we terminate Mr. Orsini’s employment without cause or if he resigns for good reason, he would be entitled to exercise any of the 4,500,000 stock options which had vested as of the termination date, until three years after the termination date (or, if earlier, the expiration of the options).

If we experience a change in majority control (as defined in the agreement) during Mr. Orsini’s employment, all his unvested stock options would immediately vest.

Mr. Orsini, participated in the November 2012 plan where we modified the terms of stock options granted to certain employees, officers, directors, and active 3rd party service providers. As a result 3,000,000 options exercisable at $0.90 per share granted pursuant to his employment agreement were reduced to 2,550,000 options exercisable at $0.469 per share.

John Quinn - On September 26, 2011, we entered into an employment letter agreement with John Quinn, as our Chief Financial Officer, effective as of September 26, 2011. Pursuant to the agreement we pay Mr. Quinn an annual salary of $225,000.  The Agreement also calls for successive one-year renewals unless either party elects against renewal.  Mr. Quinn can also receive discretionary cash bonuses.

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

Mr. Quinn, participated in the November 2012 plan where we modified the terms of stock options granted to certain employees, officers, directors, and active 3rd party service providers. As a result 1,000,000 options exercisable at $0.90 per share granted pursuant to his employment agreement were reduced to 850,000 options exercisable at $0.469 per share.

Equity Compensation

The following table reflects information for our executive officers named in the Summary Compensation Table, effective September 30, 2012.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price($)	Option expiration date
Anthony Macaluso	50,000 1,200,000	- -	1.38 0.90	7/28/2013 12/9/2013
	750,000 1,500,000 - -	- - 1,500,000 1,500,000	0.65 0.65 0.90 0.90	6/1/2016 6/1/2016 6/1/2016 6/1/2016

James Orsini	1,500,000 -	- 1,500,000	0.63 0.90	5/16/2016 5/16/2016
	-	1,500,000	0.90	5/16/2016

John Quinn	500,000 - -	- 500,000 500,000	0.65 0.90 0.90	9/26/2014 9/26/2014 9/26/2014

_____________ Note: The table above does not reflect modifications to outstanding options made subsequent to the year ended September 30, 2012. See “Employment Agreements and Benefits” above.

Director Compensation

On August 8, 2011, the Company appointed Stuart R. Levine to serve on its Board of Directors. Pursuant to the appointment letter agreement with him dated August 8, 2011 (the “Levine Agreement”), the Company will pay Mr. Levine an annual cash stipend of $20,000 (in quarterly increments). The Company also granted Mr. Levine 200,000 stock options under the Company’s 2010 Stock Plan exercisable at $0.331 per share, which fully vested on August 8, 2012. Such stock options will remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner. In addition, the Company issued Mr. Levine 25,000 shares of its common stock valued at their respective market value on date of grant totaling $7,000.

On August 23, 2012, the Company granted Stuart Levine options to purchase a total of 250,000 shares of the Company’s common stock at a price $0.325 per share. 50,000 of these options were granted as compensation for acting as a chairman of committee. The options expire on August 22, 2017 and immediately vested upon grant. Such stock options will remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner.

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

On August 23, 2012, the Company granted Richard Siber options to purchase a total of 250,000 shares of the Company’s common stock at a price $0.325 per share. 50,000 of these options were granted as compensation for acting as a chairman of committee. The options expire on August 22, 2017 and immediately vested upon grant. Such stock options will remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner.

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

On August 23, 2012, the Company granted Stephen Baksa options to purchase a total of 50,000 shares of the Company’s common stock at a price $0.325 per share. These options were granted as compensation for acting as a chairman of a committee. The options expire on August 22, 2017 and immediately vested upon grant. Such stock options will remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner.

On November 29, 2012, the Company granted Stephen Baksa options to purchase a total of 200,000 shares of the Company’s common stock at a price $0.389 per share. The options expire on November 28, 2017 and immediately vested upon grant. Such stock options will remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner.

On December 10, 2012, pursuant to the letter agreement with him dated December 10, 2012 (the “Sandelman Agreement”), the Company will pay Mr. Sandelman an annual cash stipend of $20,000 (in quarterly increments). The Company also granted Mr. Sandelman 200,000 stock options under the Company’s 2008 Stock Plan exercisable at $0.446 per share. The options expire on December 10, 2017 and immediately vested upon grant. Such stock options will remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner.

Effective August 23, 2012, our non-employee Board members receive $250 per meeting, Committee or Board, in-person or telephonic. This compensation is in addition to the $20,000 per year compensation for regular board service by the non-employee Directors. There are currently no other regular cash compensation arrangements in place for members of the Board of Directors acting as such.  Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

The following table sets forth compensation received by our directors in fiscal year ended September 30, 2012.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Anthony Macaluso(2)	0	0	0	0	0
James Orsini(1)	0	0	0	0	0
Richard Siber	20,750	0	22,359	0	43,109
Stuart R. Levine	20,000	0	22,359	0	42,359
Stephen D. Baksa	18,315	0	8,838	0	27,153

(1)	This table includes only his compensation which was expressly for service as a director. Mr. Orsini received other compensation as an executive officer—see the Summary Compensation Table above.
(2)	This table includes only his compensation which was expressly for service as a director. Mr. Macaluso received other compensation as an executive officer—see the Summary Compensation Table above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 21, 2012, the beneficial ownership of Single Touch Systems Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group.  Except as otherwise indicated, all shares are owned directly.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address is c/o Single Touch Systems Inc., 100 Town Square Place, Suite 204, Jersey City, NJ 07310.  Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after December 21, 2012 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

	Shares	Percentage
Anthony Macaluso (1)	34,582,526	21.6%
Richard Siber (2)	3,055,000	2.6%
James Orsini (12)	1,900,000	1.4%
Medical Provider Financial Corporation IV (3)	12,700,000	9.6%
John Quinn(9)	600,000	0.5%
Nicole Macaluso (1)(5)	23,267,219	17.4%
Mike Robert (6)	9,774,370	7.2%
Stephen D. Baksa (4)	8,315,034	6.1%
Stuart R. Levine (8)	475,000	0.4%
Jonathan E. Sandelman (10)	3,575,000	2.7%
Peltz Capital Management LLC (11)	7,975,000	5.7%

Officers and Directors as a Group (7 persons) (7)	52,502,560	31.4%

(1)
Includes 4,639,400 shares underlying stock options, 1,250,000 shares underlying warrants. Also includes 21,997,219 shares owned directly or as custodian by Nicole Macaluso, which Mr. Macaluso has the right to vote pursuant to a proxy. Mr. Macaluso holds 3,395,907 shares in his own name. Mr. Macaluso disclaims beneficial ownership of the shares owned by Nicole Macaluso. Does not include 3,300,000 shares underlying stock options not exercisable within 60 days.

(2)	Includes 3,040,000 shares underlying stock options.
(3)	The address for Medical Provider Financial Corporation IV is 2100 South State College Boulevard, Anaheim, CA 92806. Thomas Seaman is now acting as receiver.
(4)
Includes shares held by him directly and in trust. Includes 450,000 shares underlying stock options, 1,100,000 shares underlying warrants and 1,000,000 shares convertible pursuant to a promissory note.

(5)
The address for Ms. Macaluso is P. O. Box 1318, Rancho Santa Fe, CA 92067. Includes 20,000 shares underlying stock options and 1,250,000 shares underlying warrants. Ms. Macaluso holds 21,747,219 shares in her name and 250,000 shares as custodian for children. Other than the shares listed in the table next to her name, Ms. Macaluso disclaims beneficial ownership of the shares beneficially owned by Anthony Macaluso.

(6)	The address for Mr. Robert is 4831 Mt. Longs Drive, San Diego, CA 92117. Includes 2,750,000 shares underlying warrants issued by us.
(7)	Includes Messrs. Macaluso, Siber, Orsini, Baksa, Levine, Sandelman and Quinn.
(8)	Includes 450,000 shares underlying stock options.
(9)	Includes 500,000 shares underlying stock options. Does not include 850,000 shares underlying stock options not exercisable within 60 days.
(10)	Includes 200,000 shares underlying stock options.
(11)
The address for Peltz Capital Management LLC is 9601 Wilshire Boulevard, Beverly Hills, CA 90210.  Includes 250,000 shares held directly, 1,975,000 shares underlying stock options from us and 5,750,000 shares underlying options from Mr. Macaluso.

(12)	Includes 1,500,000 shares underlying stock options. Does not include 2,550,000 shares underlying stock options not exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

2010 Macaluso/Activate Consolidation and Modification - 2009 Debt - In fiscal 2009, Activate, Inc., which is an affiliate of Anthony Macaluso, made loan advances of $894,500 to us, at 8% interest per annum. We repaid $99,081 in fiscal 2009 and $504,000 in fiscal 2010. In June 2009, Activate, Inc. purchased from a third party a $250,000 promissory note, bearing 10% interest per annum, which we had issued.

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

Macaluso 2010 Debt Conversion - On or shortly after June 28, 2010, Anthony Macaluso and his former spouse, Nicole Macaluso, converted a convertible promissory note’s principal balance of $2,319,512 into 28,993,896 shares of our common stock. Anthony Macaluso received 13,773,992 of these shares issued.

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

Soapbox Mobile, Inc. Related-Party Arrangements - Anthony Macaluso is the preferred shareholder of Soapbox Mobile, Inc. (“Soapbox”, which provided the use of certain equipment and software to us from February 2008 through June 2010 at a monthly rate of $4,000 and had been providing them to us from July 1, 2010 to June 30, 2011 at a monthly rate of $7,500. On June 30, 2011, we entered into an agreement with Anthony Macaluso whereby the Company was granted an option to acquire his majority interest in Soapbox. Under the terms of the option grant, we were required to pay and did a deposit of $155,000 which was to be refunded in the event the acquisition did not close. Under the option agreement both parties had the opportunity to perform due diligence necessary to determine the value of the majority interest and perform other actions necessary to complete the acquisition.

On March 30, 2012, we were granted an exclusive perpetual license to utilize the “Anywhere” software and related source code from Soapbox. Under the terms of the underlying agreement, we issued 200,000 shares of its common stock to Soapbox and paid $30,000 in April 2012. All of the consideration paid was distributed to eight individuals comprising all of the common shareholders of Soapbox pursuant to instructions from Soapbox. We valued the license at $76,000, comprising of the fair value of the 200,000 shares on date of grant ($46,000) and the $30,000 of cash. The license, by its terms, has an indefinite life and is therefore not subject to amortization. Our Executive Chairman owns a majority preferred interest in Soapbox and received no portion of the consideration paid.

On November 27, 2012 we entered into a Settlement and Mutual Special Release with our Executive Chairman as final global settlement of any and all outstanding matters related to Anthony Macaluso’s ownership and control relationship in Soapbox Mobile, including any and all claims he may have individually related to or on behalf of Soapbox in any capacity held by him formerly or currently. Macaluso claimed his personal capital outlay for his ownership interest in Soapbox Mobile was $755,000, made primarily due to their Anywhere software platform.  We agreed to total consideration of $755,000, which included the $155,000 received related to the original Option Agreement from June 2011.

Baksa 2011 Convertible Note and Warrants Purchase - On November 14, 2011, one of our Directors, Stephen Baksa purchased from us a $500,000 promissory note and 1,000,000 warrants, in exchange for $500,000 cash.  The note bears interest at 10% per annum and matures in one year, and is convertible into our common stock at $0.50 per share. The warrants have an exercise price of $0.25 per share and expire in three years.

Baksa Convertible Note and Warrants 2012 Modification – In support of a private offering by us that began in September of 2012, one of our Directors, Stephen Baksa agreed to modify his outstanding Note and Warrants at the our request. The modified notes bear interest at a rate of 10% per annum. Principal and any unpaid accrued interest are fully due on September 7, 2014. Outstanding principal is convertible into shares of our common stock at a conversion rate of $0.50 per share. The warrants are exercisable at price of $0.25 per share and expire on September 7, 2015. The modifications are consistent with the terms of the notes and warrants issued in our September 2012 offering which was completed in October 2012.

Outstanding Current Service Provider High-Exercise-Price Plan Options - In November 2012, we modified the terms of stock options granted to certain employees, officers, directors, and active 3rd party service providers. Under the modified terms, we reduced the number of shares to be purchased under these option grants from a total of 17,134,334 shares to a total of 14,534,934 shares with a reduction in the purchase price on these grants from original prices ranging from $1.375 to $0.90 per share to $0.469 per share. A breakdown of the modified grants is as follows:

	Shares under	Shares under
	Original	Modified
	Grant	Grant
Employees	5,809,334	4,914,934
Officers and directors	11,300,000	9,600,000
Outside legal counsel	25,000	20,000
	17,134,334	14,534,934

The modifications to options held by our officers are listed in Item 11 “Executive Compensation” of this report on Form 10-K. In addition to reducing the number of options previously granted at the reduced purchase price, Messrs. Macaluso and Orsini voluntarily agreed to amend their stock options to defer vesting of already vested options related to their employment agreements and half of their unvested options for an additional six months.

 Richard Siber, a Company director, participated in the plan and as a result options granted in 2010 were reduced from 3,000,000 options exercisable at $0.90 per share to 2,550,000 exercisable at $0.469 per share. Additional options granted in 2010 were reduced from 50,000 options exercisable at $1.375 per share to 40,000 exercisable at $0.469 per share.

Peltz Capital Management, LLC Consulting Services 2012 - On October 15, 2012 our Executive Chairman granted an option to purchase up to 3,750,000 shares personally held by him, at an exercise price of $0.295 per share to Peltz Capital Management, LLC in connection with Consulting services to be provided to the Company’s Executive Chairman. Further, the personal grant by the Executive Chairman also included a registration rights agreement whereby we are obligated to register the shares underlying the options at our expense. We are receiving a direct benefit from the services rendered by the consultant and have recorded the fair value of the option grant as contributed capital in the amount of $549,750.  Pursuant to the Agreement, the option vested immediately and expire two years form the date of grant. Additionally, services are to be rendered by the consultant for a period equal to the life of the option as a result, the fair value of the option will be amortized on a straight line basis over the two-year life of the grant.

On December 7, 2012 our Executive Chairman granted a further option to purchase up to 2,000,000 shares personally held by him, at an exercise price of $0.48 per share to Peltz Capital Management, LLC in connection with Consulting services to be provided to Company’s Executive Chairman. Further, the personal grant by the Executive Chairman also included a registration rights agreement whereby we are obligated to register the shares underlying the options at our expense.  We are receiving a direct benefit from the services rendered by the consultant and have recorded the fair value of the option grant as contributed capital in the amount of $371,800.  Pursuant to the Agreement, the option vested immediately and expires two years form the date of grant. Additionally, services are to be rendered by the consultant for a period equal to the life of the option as a result, the fair value of the option will be amortized on a straight line method over the two-year life of the grant.

Director Independence

Our Board of Directors presently consists of six members. Our Board of Directors has determined that each of Mr. Baksa, Mr. Siber and Mr. Levine are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.  Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of our directors by reference to the rules of a national securities exchange or of a national securities association (such as the Nasdaq Stock Market).  In accordance with these requirements, we have determined that Richard Siber, Stuart R. Levine and Stephen D. Baksa are "independent directors," as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Mr. Macaluso and Mr. Orsini  are executive officers of the Company, and therefore are not independent directors. Mr. Sandelman has recently joined the Board and as such it has not yet made a formal determination regarding independence.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2012 and 2011 were: $55,000 and $63,960, respectively.

Audit-Related Fees

No aggregate fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending September 30, 2012 and 2011.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2012 and 2011.

All Other Fees

No other fees were billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending September 30, 2012 and 2011.

Audit Committee Pre-Approval Policies

Our Audit Committee by their Chair has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2012.  Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee Chair.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in Item 8 of Form 10-K:

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits.

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.
____________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGLE TOUCH SYSTEMS INC.

By:	/s/ James Orsini
James Orsini
Chief Executive Officer and President

By:	/s/ John Quinn
John Quinn
Chief Financial Officer

Date: December 31, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Anthony Macaluso	Director	December 31, 2012
Anthony Macaluso

/s/ James Orsini	Director	December 31, 2012
James Orsini

/s/ Richard Siber	Director	December 31, 2012
Richard Siber

Director
Stuart R. Levine

/s/ Stephen d. Baksa	Director	December 31, 2012
Stephen D. Baksa

Director
Jonathan E. Sandelman

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

10.2
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

10.4.1
Amendment 20071210.103.A.001 to the Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc., dated March 20, 2009. Incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.

10.4.2
Amendment 20071210.103.A.002 to Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc., dated October 25, 2010. Incorporated by reference to Exhibit 10.6.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.5+
2008 Stock Option Plan for Single Touch Systems Inc. (formerly Hosting Site Network, Inc.) Incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.

10.5.1+
Form of Notice of Stock Option Grant/Stock Option Agreement under 2008 Stock Option Plan. Incorporated by reference to Exhibit 10.7.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.6
Non-Exclusive Special Advisory Services Agreement between Peltz Capital Management, LLC and us, dated October 30, 2008. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008.

10.6.1
Form of Warrant issued by us in favor of Peltz Capital Management, LLC, dated October 30, 2008. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008. The form of Warrant is attached thereto as Exhibit A

Exhibit No.	Description

10.6.2
Form of Registration Rights Agreement between Peltz Capital Management, LLC and us, dated October 30, 2008. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008. The form of Registration Rights Agreement is attached thereto as Exhibit B.

10.6.3
Settlement and Release Agreement, among Peltz Capital Management, LLC, Anthony Macaluso and Single Touch Systems, Inc., effective September 29, 2010. Incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010.

10.7+	2009 Employee and Consultant Stock Plan. Incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form S-8 (SEC File No. 333-163557), filed December 8, 2009.
10.7.1+
Form of stock grant acknowledgement letter under 2009 Employee and Consultant Stock Plan. Incorporated by reference to Exhibit 10.16.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.8
Common Stock Purchase Agreement, between Mike Robert and us, dated January 7, 2010. Incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.8.1
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

10.9.1
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

10.13
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with 29 persons in July 2010 calling for the issuance of units comprising a total of 8,225,339 shares of common stock and 2,056,334 Warrants. Incorporated by reference to Exhibit 10.29 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

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

Exhibit No.	Description

10.14
Settlement Agreement and Mutual General Release, among Ted Cooper and Single Touch Systems, Inc., dated December 14, 2010. Incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010.

10.15+	2010 Stock Option Plan. Incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010
10.15.1+	Certificate regarding amendment of 2010 Stock Plan. Incorporated by reference to Exhibit 10.32.1 to the registrant’s registration statement on Form S-1, filed June 24, 2011.
10.15.2+
Form of Notice of Stock Option Grant/Stock Option Agreement under 2010 Stock Plan. Incorporated by reference to Exhibit 10.32.2 to the registrant’s registration statement on Form S-1, filed June 24, 2011

10.16+	Employment letter agreement, between James Orsini and us, dated March 10, 2011. Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed May 16, 2011
10.16.1+
Amendment of employment letter agreement, between James Orsini and us, dated May 16, 2011. Incorporated by reference to Exhibit 10.33.1 to the registrant’s registration statement on Form S-1, filed June 24, 2011.

10.17+
Employment letter agreement, between Anthony Macaluso and us, dated June 3, 2011, as of June 1, 2011. Incorporated by reference to Exhibit 10.34 to the registrant’s registration statement on Form S-1, filed June 24, 2011.

10.18+
Board of Directors Service Letter Agreement between Richard S. Siber and us dated August 8, 2011. Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed February 13, 2012.

10.19+
Board of Directors Service Letter Agreement between Stuart R. Levine and us dated August 8, 2011. Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed February 13, 2012.

10.20+	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed February 13, 2012.
10.21+
Employment letter agreement and Restricted Stock Issuance Agreement, between John Quinn and us, dated September 26, 2011. Incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed February 13, 2012.

10.22+
Board of Directors Service Letter Agreement between Stephen D. Baksa and us dated November 1, 2011. Incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q, filed February 13, 2012.

10.23
Form of Warrant replacing Stock Option in favor of Pharmacy Management Strategies LLC, dated June 28, 2011. Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed May 18, 2012.

10.24
Option Agreement between Anthony Macaluso and us dated June 30, 2011, together with amendments dated September 30, 2011 and December 28, 2011. Incorporated by reference to Exhibit 10.32 to the registrant’s Registration Statement on Form S-1, filed February 28, 2012.

10.24.1*+	Settlement Agreement and Mutual Special Release between Anthony Macaluso and us dated November 27, 2012.
10.25
Settlement, Mutual Release and Discharge between Mike Robert and us, dated September 30, 2011. Incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1, filed February 28, 2012.

10.26
Form of Convertible Promissory Note. We entered into respective agreements on this form of note with 8 persons in November 2011 through February 2012 for an aggregate principal amount of $2,000,000. In each case the maturity date is one year after the issuance date. Incorporated by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-1, filed February 28, 2012.

10.26.1*	Form of Amendment to Convertible Promissory Note. We amended with 6 of the 8 original note holders on this form of note.

Exhibit No.	Description

10.26.2
Form of Warrant to Purchase Common Stock ($0.25 exercise price). We issued a total of 4,000,000 Warrants on this form to 8 persons in November 2011 through February 2012. Incorporated by reference to Exhibit 10.34.1 to the registrant’s Registration Statement on Form S-1, filed February 28, 2012.

10.26.3*	Form of Amendment to Warrant. We amended with 6 of the 8 original warrants holders on this form of Warrant.
10.27
Settlement Agreement and Mutual General Release, among Soapbox Mobile, Inc. with, by and including all Common Shareholders collectively and individually and us, effective March 30, 2012. Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed May 18, 2012.

10.27.1
Perpetual Exclusive License Agreement among Soapbox Mobile, Inc. and us, effective March 30, 2012. Incorporated by reference to Exhibit 10.1.1 to the registrant’s Quarterly Report on Form 10-Q, filed May 18, 2012.

10.28*	Form of Warrant to Purchase Common Stock ($0.305 exercise price). We issued a total of 480,000 Warrants on this form to Taglich Brothers, Inc. for services as placement agent on a private offering.
10.28.1*
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with a total of 64 investors in September and October 2012 calling for the issuance of units comprising a total of $3,000,000 in convertible notes and 6,000,000 Warrants.

10.28.2*	Form of Convertible Note issued for a total of $3,000,000 with a total of 64 investors in September and October 2012.
10.28.3*	Form of Warrant to Purchase Common Stock ($0.25 exercise price). We issued a total of 6,000,000 Warrants on this form with a total of 64 investors in September and October 2012.
10.29*+	Board of Directors Service Letter Agreement between Jonathan E. Sandelman and us dated December 10, 2012.
10.30*	Registration Rights Agreements with Peltz Capital Management LLC, dated October 15, 2012 and December 7, 2012.
21*	List of Subsidiaries.
23.1*	Consent of Weaver & Martin LLC, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

*	Filed herewith
**	Furnished herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Single Touch Systems
Encinitas, California

We have audited the accompanying consolidated balance sheets of Single Touch Systems ("the Company") as of September 30, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended September 30, 2012. Single Touch Systems management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Single Touch Systems as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States.

/s/ Weaver, Martin & Samyn LLC
Weaver, Martin & Samyn LLC
Kansas City, Missouri
December 31, 2012

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$2,157,707	$523,801
Accounts receivable - trade	1,085,840	907,275
Prepaid expenses	129,290	93,872

Total current assets	3,372,837	1,524,948

Property and equipment, net	228,499	303,214

Other assets
Capitalized software development costs, net	383,227	395,188
Intangible assets:
Patents	602,056	714,623
Patent applications cost	667,858	544,240
Software license	76,000	-
Deposit - related party	155,000	155,000
Other assets including security deposits	84,278	99,481

Total other assets	1,968,419	1,908,532

Total assets	$5,569,755	$3,736,694

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED BALANCE SHEETS - continued

	September 30,
	2012	2011

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$768,263	$1,178,057
Accrued expenses	200,591	176,232
Accrued compensation - related party	72,730	36,410
Current obligation on patent acquisitions	87,500	163,680
Convertible debentures - unrelated parties, including accrued interest, of
$21,342 net of discounts of $27,101	294,241	-

Total current liabilities	1,423,325	1,554,379

Long-term liabilities
Deferred revenue	25,000	-
Convertible debentures - related party, including accrued interest of
$43,973 net of discounts of $16,461	527,512	-
Convertible debentures - unrelated parties, including accrued interest of
$100,479 net of discounts and loan fees of $927,199	2,685,280	-

Total long-term liabilities	3,237,792	-

Total liabilities	4,661,117	1,554,379

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized;
none outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized,
132,472,392 shares issued and outstanding as of September 30, 2012
and 130,182,392 issued and outstanding as of September 30, 2011	132,472	130,182
Additional paid-in capital	125,425,617	123,446,398
Accumulated deficit	(124,649,451)	(121,394,265)

Total stockholders' equity	908,638	2,182,315

Total liabilities and stockholders' equity	$5,569,755	$3,736,694

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2012	2011

Revenue
Wireless applications	$6,346,919	$4,579,862

Operating Expenses
Royalties and application costs	2,907,110	2,543,885
Research and development	84,658	78,860
Compensation expense (including stock based
compensation of $365,422 in 2012 and $3,634,268 in 2011)	3,044,430	5,468,643
Depreciation and amortization	690,293	633,535
General and administrative (including stock based
compensation of $137,169 in 2012 and $958,162 in 2011)	2,386,694	3,161,751
	9,113,185	11,886,674

Loss from operations	(2,766,266)	(7,306,812)

Other Income (Expenses)
Net (loss)on settlement of indebtedness	-	(651,315)
Interest expense	(488,120)	(26,236)

Net (loss) before income taxes	(3,254,386)	(7,984,363)

Provision for income taxes	(800)	(800)

Net income (loss)	$(3,255,186)	$(7,985,163)

Basic and diluted loss per share	$(0.02)	$(0.06)

Weighted average shares outstanding	131,192,693	127,817,223

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2012	2011

Cash Flows from Operating Activities
Net loss	$(3,255,186)	$(7,985,163)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	107,909	95,945
Amortization expense - software development costs	446,876	412,632
Amortization expense - patents	135,508	124,959
Amortization expense - discount of convertible debt	311,005
Stock based compensation	502,591	4,592,430
Bad debts	18,326	105,632
Loss on settlement of debt	-	651,316
(Increase) decrease in assets
(Increase) decrease in accounts receivable	(196,890)	(461,818)
(Increase) decrease in prepaid expenses	7,781	142,015
(Increase) decrease in deposits and other assets	(3,847)	11,051
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	(409,794)	683,965
Increase (decrease) in accrued expenses	60,679	109,494
Increase (decrease) in deferred revenue expenses	25,000	-
Increase (decrease) in accrued interest	165,795	12,253

Net cash used in operating activities	(2,084,247)	(1,505,289)

Cash Flows from Investing Activities
Option paid to related party regarding Soapbox Mobil, Inc.	-	(155,000)
Investment in certificate of deposit, pledged	-	(95,250)
Redemption of certificate deposit, pledged	19,050	-
Patents and patent applications costs	(146,558)	(111,177)
Purchase of property and equipment	(33,195)	(196,067)
Capitalized software development costs	(434,915)	(502,110)
Payment on purchase of Anywhere software license	(30,000)	-

Net cash used in investing activities	$(625,618)	$(1,059,604)

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Years Ended
	September 30,
	2012	2011

Cash Flows from Financing Activities
Proceeds from issuance of common stock	318,000	17,100
Proceeds from issuance of convertible debt - unrelated parties	3,812,000	-
Proceeds from issuance of convertible debt - related parties	500,000	-
Loan advances received from related parties	-	17,685
Expenditures relating to private offerings	(210,049)	(30,000)
Repayments on related party loans	-	(790,822)
Principal reduction on obligation on patent purchases	(76,180)	(165,438)

Net cash provided by (used in) financing activities	4,343,771	(951,475)

Net increase (decrease) in cash	1,633,906	(3,516,368)

Beginning balance - cash	523,801	4,040,169

Ending balance - cash	$2,157,707	$523,801

Supplemental Information:

Interest expense paid	$11,321	$50,705
Income taxes paid	$800	$800

Non-cash investing and financing activities:

For the year ended September 30, 2012

During the year ended September 30, 2012, the Company received $3,812,000 through the issuance of convertible debt including common stock warrants to purchase 8,624,000 shares of the Company's common stock at $0.25 per share. The Company recognized discounts against the principal amounts due totaling
$1,012,440 with an offsetting amount charged to equity. (See Note 9)

In connection with the above of debt issuance, the Company paid placement fees that included cash totaling $210,049 and warrants to purchase 369,920 shares of the Company's common stock at $0.304 per share. The warrants were valued at $138,874. The total placement fee of $348,923 is recognized as a loan fee and is reflected in the balance sheet as an additional discount against the principal and accrued interest due on the underlying convertible debt. (See Note 9)

During the year ended September 30, 2012, the Company agreed to modify the terms of warrants granted to a consultant under a new agreement replacing a prior June 2011 agreement to purchase 1,000,000 shares of the Company's common stock. Under the modified terms, the exercise price was reduced from $0.80 per share to $0.40 per share and the expiration date of the warrants was extended from June 14, 2014 to December
14, 2014. The Company recognized compensation expense during the period of $53,600 on the modification.

During the year ended September 30, 2012, the Company was granted a perpetual license to utilize the
Anywhere software. In consideration for the license, the Company agreed to pay $30,000 and issue
200,000 shares of its common stock. The license was valued at $76,000 (See Note 6).

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

During the year ended September 30, 2012, the Company issued 240,000 shares to a consulting pursuant to a service agreement. The 240,000 shares were valued at $43,000, which was originally classified to prepaid expense. The $43,000 is being amortized over the three-month life of the agreement.

During the year ended September 30, 2012, the Company recognized stock-based compensation of
$448,991 on the vesting of 6,700,666 options.

During the year ended September 30, 2012, the Company charged amortization of a beneficial conversion feature on convertible debt due to a Director of $79,596 to equity.

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

During the year ended September 30, 2011, the Company granted options to its officers, employees, employees and certain consultants to purchase 31,105,000 sharers of the Company's common stock.
Of the options granted, 16,655,000 vested during the period and were valued at $1,545,430, which were charged to operations.

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

			Additional		Common
	Common Stock		Paid-in	Accumulated	Shares
	Shares	Amount	Capital	Deficit	Subscribed	Total

Balance - September 30, 2010	123,676,892	$123,677	$118,768,416	$(113,409,102)	$(500)	$5,482,491

Shares issued in cashless exercise of warrants	944,316	944	(944)	-	-	-
Shares issued for services	3,625,000	3,625	3,043,375	-	-	3,047,000
Compensation recognized on option and warrant grants	-	-	1,545,430	-	-	1,545,430
Shares issued on exercise of options	1,212,500	1,212	15,388	-	-	16,600
Shares issued in settlement of shareholder claim	723,684	724	650,591	-	-	651,315
Amortization of beneficial conversion feature on related
party debt	-	-	(575,858)	-	-	(575,858)
Cash received on subscription receivable	-	-	-	-	500	500
Net loss for the year ended September 30, 2011	-	-	-	(7,985,163)	-	(7,985,163)

Balance - September 30, 2011	130,182,392	$130,182	$123,446,398	$(121,394,265)	$-	$2,182,315

Shares issued on exercise of options	1,850,000	1,850	316,150	-	-	318,000
Shares issued in obtaining software license from
Soapbox Mobil, Inc.	200,000	200	45,800	-	-	46,000
Shares issued for services	240,000	240	42,960	-	-	43,200
Recognition of discounts on warrants granted in
connection with convertible debt offerings	-	-	1,012,440	-	-	1,012,440
Compensation recognized on option and warrant grants	-	-	448,991			448,991
Compensation recognized on modification of prior
warrant grant	-	-	53,600	-	-	53,600
Loan fees recognized on warrants granted to placement
agent in connection with convertible debt offerings	-	-	138,874	-	-	138,874
Amortization of beneficial conversion feature on related
party debt	-	-	(79,596)	-	-	(79,596)
Net loss for the year ended September 30, 2012	-	-	-	(3,255,186)	-	(3,255,186)

Balance - September 30, 2012	132,472,392	$132,472	$125,425,617	$(124,649,451)	$-	$908,638

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Single Touch Systems, Inc. and it's wholly-owned subsidiaries, Single Touch Interactive, Inc., and HSN, Inc. (an inactive company formed in New Jersey on August 21, 2001). Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue is derived on a per message/notification basis through the Company’s patented technologies and a modular, adaptable platform designed to create multi-channel messaging gateways for all types of connected devices. The Company also earns revenue for services, such as programming, licensure on Software as a Service (“SaaS”) basis, and on a performance basis, such as when a client acquires a new customer through our platform. Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales discounts.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at September 30, 2012 or September 30, 2011 were impaired.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.”  Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

During the year ended September 30, 2012, the Company recognized stock-based compensation expense totaling $502,591, of which $448,991 was recognized through the vesting of 6,700,666 common stock options and $53,600 was recognized as compensation on the modification of 1,000,000 warrants granted to a consultant under a new agreement replacing a prior agreement (See Note 12). During the year ended September 30, 2011, the Company recognized stock-based compensation expense totaling $4,592,430 from the issuance of a total 3,625,000 shares of its common stock to three officers, a director, and outside legal counsel valued at $3,047,000 and from the grant of common stock options and warrants valued at $1,545,430 (See Note 12).

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2012 that have been excluded from the computation of diluted net loss per share amounted to  64,174,869 shares and include 23,116,595 warrants, 32,210,000 options and $ 4,424,137  of debt and accrued interest convertible into  8,848,274 shares of the Company’s common stock.  Of the 64,174,869 potential common shares at September 30, 2012, 8,499,334 were not vested. Potential common shares as of September 30, 2011 that have been excluded from the computation of diluted net loss per share total 49,810,986 shares and include 16,030,986 warrants and 33,780,000 options.

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

Of the Company’s revenue earned during the year ended September 30, 2012, approximately 99.7% was generated from contracts with eleven customers covered under the Company’s master services agreement with AT&T. Of the Company’s revenue earned during the year ended September 30, 2011, approximately 96.4% was generated from contracts with nine customers covered under the Company’s master services agreement with AT&T.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning October 1, 2012; however, early adoption is permitted. The Company believes the adoption of ASU 2012-02 will not have a material impact on its consolidated financial statements.

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

3.     Accounts Receivable

Accounts receivable consist of the following:

	September 30,
	2012	2011
Due from customers	$1,184,610	$987,719
Less allowance for bad debts	(98,770)	(80,444)
	$1,085,840	$907,275

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Property and Equipment

The following is a summary of property and equipment:

	September 30,
	2012	2011
Computer equipment	$709,826	$698,578
Equipment	46,731	46,731
Office furniture	127,669	105,723
	884,226	851,032
Less accumulated depreciation	(655,727)	(547,818)
	$228,499	$303,214

Depreciation expense for the year ended September 30, 2012 and 2011 was $107,909 and $95,945, respectively.

5.     Capitalized Software Development Costs

The following is a summary of capitalized software development costs:

	September 30,
	2012	2011
Beginning balance	$395,188	$305,710
Additions	434,915	502,110
Amortization	(446,876)	(412,632)
Charge offs	-	-
Ending balance	$383,227	$395,188

Amortization expense for the remaining estimated lives of these costs are as follows:

Year Ending September 30,
2013	$210,833
2014	172,394
$383,227

6.     Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	September 30,
	2012	2011
Patent costs	939,535	916,594
Amortization	(337,479)	(201,971)
	$602,056	$714,623

Amortization charged to operations for the year ended September 30, 2012 and 2011 totaled $135,508 and $124,959, respectively.

A schedule of amortization expense over the estimated life of the patents is as follows:

Year Ending September 30,
2013	$132,392
2014	132,392
2015	132,392
2016	128,958
2017	70,216
Thereafter	5,706
$602,056

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Software license

On March 30, 2012, the Company was granted an exclusive perpetual license to utilize the “Anywhere” software and related source code from Soap Box Mobile, Inc. (“Soapbox”). Under the terms of the underlying agreement, the Company issued 200,000 shares of its common stock to Soapbox and paid $30,000 in April 2012. All of the consideration paid was distributed to eight individuals comprising all of the common shareholders of Soapbox pursuant to instruction from Soapbox. The Company valued the license at $76,000, comprising of the fair value of the 200,000 shares on date of grant ($46,000) and the $30,000 of cash. The license, by its terms, has an indefinite life and is therefore not subject to amortization. The Company’s Executive Chairman owns a majority preferred interest in Soapbox and received no portion of the consideration paid.

On November 27, 2012 The Company entered into a Settlement and Mutual Special Release with the Company’s Executive Chairman and agreed to pay its executive chairman $755,000 for his full release from any claims related to the March 30, 2012 Soap Box Mobile, Inc. agreement and the included perpetual exclusive license to utilize “Anywhere” (See Note 14 - Subsequent Events),

7.     Income Taxes

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	September 30,
	2012	2011

U.S statutory rate	34%	34%
Less valuation allowance	(34)%	(34)%
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows:

	September 30,
	2012	2011
Deferred tax assets
Stock based compensation	$1,490,573	$1,303,779
Net operating losses	14,486,166	12,230,219
Property and equipment	2,681	-
Intangible assets	50,480	-
Amortization - intangible assets	66,314	63,992
	16,096,214	13,597,990
Deferred tax liability
Intangible assets	-	(1,847)
Depreciation expense	(44,768)	(57,436)
Net deferred tax assets	16,051,446	13,538,707
Less valuation allowance	(16,051,446)	(13,538,707)
Deferred tax asset - net valuation allowance	$-	$-

The net change in the valuation allowance for the year ended September 30, 2012 was $(2,512,739).

The Company has a net operating loss carryover of approximately $42,600,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities for the year ended September 30, 2012 or for the year ended September 30, 2011.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended September 30, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years beginning on or after October 1, 2008 or California state income tax examination by tax authorities for years beginning on or after October 1, 2007.  We are not currently involved in any income tax examinations.

8.     Obligation on Patent Acquisitions

On March 15, 2010, the Company purchased six patents and three patent applications from an unrelated third party (the “Seller”) for $900,000 of which $550,000 was paid on the execution of the purchase agreement. Pertaining to the agreement, $175,000 was due on or before March 15, 2011, which was paid, and the final installment of $175,000 was due on or before March 15, 2012. The terms of the agreement were modified on March 1, 2012 whereby the remaining $175,000 became payable in two installments. Under the modified terms, an installment of $87,500 became due on or before March 15, 2012 and was paid. The fourth and final installment of $87,500 was paid on October 15, 2012.

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

Interest accrued and charged to operations for the year ended September 30, 2012 and 2011 totaled $11,320 and $33,733, respectively.

9.     Convertible Debt

During the months of November and December 2011, the Company received a total of $1,800,000 in consideration for issuing convertible notes and warrants to purchase 3,600,000 shares of the Company’s common stock to seven investors including a Company director.  In February 2012, the Company received from two investors an additional $200,000 in consideration for issuing convertible notes and warrants to purchase 400,000 shares of the Company’s common stock. The notes bear interest at a rate of 10% per annum. Under the original terms of the promissory notes, principal and accrued interest were fully due one year from the respective date of each loan but could be extended by mutual consent of the holder and the Company. Outstanding principal and the first year’s accrued interest are convertible into shares of the Company’s common stock at a conversion rate of $0.50 per share. In September 2012, holders of nine notes with a face amount of $1,700,000 agreed to modify the terms of their notes and extend the maturity date of their notes to August 31, 2014. The remaining notes with a face value of $300,000 mature during the first two quarters of the Company’s 2012 fiscal year. The expiration dates of common stock warrants issued in connection with the modified notes were also extended to September 7, 2015. The modification of the terms of the convertible debt did not extinguish any portion of debt pursuant; therefore no gain or loss was recorded due to the modifications.

In connection with the Company’s second private offering dated September 7, 2012, the Company received a total of $2,312,000 in consideration for issuing convertible notes and warrants to purchase 4,624,000 shares of the Company’s common stock to 43 investors.  The notes bear interest at a rate of 10% per annum and is payable semi-annually. Principal and any unpaid accrued interest are fully due two years from the respective date of each loan. Outstanding principal is convertible into shares of the Company’s common stock at a conversion rate of $0.50 per share. The aforementioned warrants are fully exercisable into common shares commencing on the date of each loan at a price of $0.25 per share and expire three years from the respective date of grant. The Company is required to file a registration statement pertaining to the securities issued through the second private offering no later January 28, 2012. The registration statement is to be effective within 90 days of its filing date. The offering was completed on October 5, 2012 and was fully subscribed for $3,000,000 (see Note 14 “Subsequent Events”)

Interest accrued on the above-indicated notes for the year ended September 30, 2012 and charged to operations amounted to $165,794.

In connection with the second private offering, the Company incurred offering costs totaling $348,923 including the fair value of warrants issued to the Placement Agent to purchase 369,920 shares of the Company’s common stock at a purchase price of $0.304 per share. The value of the warrants of $138,874 was calculated using the Binomial Option model with a risk-free interest rates ranging from 0.31% to 0.34%, volatility ranging from 94.17% to 95.23%, and trading prices ranging from $0.28 to $0.33 per share. The $348,923 is being amortized over the two year term of the related debt using the effective interest method.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible notes were recorded net of discounts that include the relative fair value of the warrants, the notes’ beneficial conversion features, and the above indicated loan fee, all totaling $1,361,363. The discounts are being amortized to either interest expense or equity (if the debt is due to a related party) over the term of the various notes using the effective interest method.  The initial value of the warrants of $960,923 issued to investors was calculated using the Binomial Option model with a risk-free interest rates ranging from 0.31% to 0.43%, volatility ranging from 94.17% to 103.00%, and trading prices ranging from $0.22 to $0.35 per share. The beneficial conversion feature of $1,361,363 was calculated pursuant to ASC Topic 470-20 using trading prices ranging from $0.26 to $0.35 per share and an effective conversion price $0.0322 per share.

Amortization of the discounts for the year ended September 30, 2012 totaled $390, 602 of which $311, 006 was charged to interest expense and $79,596 was charged to equity.

The balance of these convertible notes at September 30, 2012 is as follows:

Principal balance	$4,312,000
Accrued interest	165,794
4,477,794
Less discount	(970,761)
3,507,033
Less current portion	(294,242)
Long-term portion	$3,212,791

The following are maturities of the principal balance of the convertible debt:

September 30,
2013	$300,000
2014	4,012,000
$4,312,000

10.   Related Party Transactions

In December 2010, the Company issued its Executive Chairman 3,000,000 shares of its common stock valued at $2,700.000 that was charged to operations.

In connection with the Company’s December 9, 2010 option grants, as discussed further in Note 12, the Company’s Executive Chairman was granted options to purchase 1,200,000 shares, Richard Siber, a Company director, was granted options to purchase 3,000,000 shares and a former director was granted options to purchase 1,500,000 shares. The 5,700,000 options are exercisable at $0.90 per share and expire on December 8, 2013. In November 2012, the terms of these option grants were modified (See Note 14 – Subsequent Events).

On June 30, 2011, the Company entered into an agreement with its executive chairman whereby the Company was granted an option to acquire his majority interest in Soapbox. Under the terms of the option grant, the Company was required to pay a deposit of $155,000 which would be refunded in the event the acquisition did not close. Under the original option agreement the term was six months, during which both parties would perform due diligence necessary to determine the value of his majority interest and perform other actions necessary to complete the acquisition. See Note 14 – Subsequent Events.

On May 16, 2011, James Orsini became the Company’s Chief Executive Officer and President. These positions were previously held by Anthony Macaluso. Anthony Macaluso will continue to serve us as our Executive Chairman and Chief Innovations Officer.  Mr. Orsini was also appointed a director.

As part of Mr. Orsini’ s compensation, the Company granted him, effective May 16, 2011, a total of 4,500,000 upfront stock options under the Company’s 2010 Stock Plan with 1,500,000 of the options (at an exercise price of $0.63 per share) vesting after one year of service, 1,500,000 of the options (at an exercise price of $0.90 per share) vesting after two years of service and 1,500,000 of the options (at an exercise price of $0.90 per share) vesting after three years of service. The terms of the option grant provide for cashless exercise. In addition, The Company issued Mr. Orsini 400,000 shares of its common stock as additional compensation. The common shares were valued at $260,000, which was charged to operations as compensation expense.

Effective June 1, 2011, pursuant to the terms of Mr. Macaluso’ s new employment agreement, the Company granted him options to purchase 5,250,000 shares of its common stock, of which 4,500,000 are through the Company’s 2010 Stock Plan; 750,000 of the options (at an exercise price of $0.65 per share) vested on September 30, 2011; 1,500,000 of the options (at an exercise price of $0.65 per share) vesting on May 16, 2012; 1,500,000 of the options (at an exercise price of $0.90 per share) vesting on May 16, 2013; and 1,500,000 of the options (at an exercise price of $0.90 per share) vest on May 16, 2014. The terms of the option grant provide for cashless exercise.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 8, 2011, the Company granted Richard Siber, a Company director, 200,000 stock options exercisable at $0.331 per share, which fully vested on August 8, 2012, subject to continuation of service.

On November 11, 2011, the Company granted Stephen Baksa, a Company director, 200,000 stock options exercisable at $0.225 per share, which fully vest on date of grant.

On August 23, 2012, the Company granted Richard Siber, Stuart Levine, and Stephen Baksa options to purchase a total of 550,000 shares of the Company’s common stock at a price $0.325 per share. The options expire on August 23, 2017 and immediately vested upon grant.

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

On November 27, 2012 The Company entered into a Settlement and Mutual Special Release with the Company’s Executive Chairman as final global settlement of any and all outstanding matters related to Anthony Macaluso’s ownership and control relationship in Soapbox Mobile, including any and all claims he may have individually related to or on behalf of Soapbox Mobile in any capacity held by him formerly or currently. The Company agreed to total consideration of $755,000 which included the $155,000 received related to the original Option Agreement from June 2011 (See also note 10 – “Related Party Transactions” and Note 6 “Intangible Assets” – Software License).

11.   Fair Value

The Company’s financial instruments at September 30, 2012 consist principally of notes payable and convertible debentures. Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012:
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Obligation on patent acquisitions	-	$87,500	-	$87,500
Convertible debentures	-	$3,507,033	-	$3,507,033

September 30, 2011:
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Obligation on patent acquisitions	-	$163,680	-	$163,680

12.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the year ended September 30, 2012, the Company issued a total of 2,290,000 shares of its common stock of which 1,850,000 shares were issued through the exercise of warrants for $318,000, 200,000 shares of its common stock were issued for the acquisition of the Anywhere software license as discussed in Note 6 and was valued at $46,000, and 240,000 were issued to a consultant for financial advisory services valued at $43,200.

During the year ended September 30, 2011, the Company issued a total of 6,505,500 shares of its common stock of which 944,316 shares were issued through the cashless exercise of 1,000,000 warrants previously granted to Peltz as discussed below, 3,625,000 shares were issued to three officers, a director, and outside legal counsel for services rendered valued at $3,047,000; 1,212,500 shares were issued to a former director of the Company through various warrant exercises in consideration of $16,600 in cash, and 723,684 shares to a shareholder in full settlement of a dispute. The 723,684 shares were valued at $651,315, which was charged to operations and included in net loss from settlement of indebtedness.

Warrants

As indicated in Note 9, the Company issued warrants to fifty-three investors to purchase a total of 8,624,000 shares of the Company’s common stock at a price of $0.25 per share. The warrants expire at various dates through September 2015. During the year ended September 30, 2012, one investor exercised warrants to purchase 1,000,000 shares of common stock at $0.25 per share. Also during the year, a consultant exercised warrants to purchase 850,000 shares of the Company’s common stock at $0.08 per share.

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

On September 30, 2011, the Company modified the terms of certain warrants previously granted to a shareholder. Under the modified terms, the expiration date for warrants to purchase 1,750,000 shares of the Company’s common stock at a price of $1.00 per share was extended one year to December 13, 2012, the expiration date for warrants to purchase 1,750,000 shares of the Company’s common stock at a price of $1.00 per share was extended one year to January 7, 2013,  As the fair value of these warrants based upon their modified term were less than their respective fair value when originally granted, the Company did not recognize any additional compensation. In consideration for the modification, the shareholder agreed to cancel 2,750,000 stock options previously granted with an exercise price of $1.50 per share.

During the year ended September 30, 2011, the Company replaced warrants to purchase 1,000,000 shares of its common stock at $0.75 per share which has previously expired with new warrants with the same terms expiring on September 3, 2013. The Company treated the replaced warrant as a new grant and valued the 1,000,000 warrants at $35,725 using a binomial option model with a trading price of $0.28 per share, volatility of 102.9321%, a risk free interest rate of 1%, and a forfeiture discount factor.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2010 our Board of Directors adopted the 2010 Stock Plan (“2010 Plan”) to provide common stock option grants to selected employees, non-employee directors, consultants and advisors.  The total number of shares subject to the 2010 Plan is 25,000,000. The 2010 Plan is administered by our Board of Directors; pursuant to the 2010 Plan the Board granted 9,655,000 options to employees at an exercise price of $0.90 per share expiring three years from the date of the grant. The 9,655,000 options were valued at $1,078,705 under a Binomial Option Model using a trading price of $0.90 per share, risk free interest rate of 1.03%, volatility of 106%, and a forfeiture discount factor.

In May and June 2011, the Company granted options to Mr. Macaluso and Mr.  Orsini to purchase a total of 9,750,000 shares of the Company’s common stock at prices ranging from $0.63 per share to $0.90 per share expiring five years from the date of grant (see Note 12). The 9,750,000 options were valued at $928,932 under a Binomial Option Model using trading prices ranging from $063 to $0.65 per share, a risk free interest rates ranging from 1.64% to 1.83%, volatility of 100% and a forfeiture discount factor. The $1,075,969 will be charged to operations over the respective options’ vesting schedule which commenced in September 2011.

On June 28, 2011, the Company granted options to its outside legal counsel to purchase 750,000 shares of the Company common stock at a purchase price of $0.65 expiring five years from date of grant. The 750,000 options were valued at $45,019 under a Binomial Option Model using a trading price of $0.50 per share, a risk free interest rate of 1.59%, volatility of 100%, and a forfeiture discount factor. The options vest over a nine month period commencing July 1, 2011.

On June 28, 2011, the Company granted options to a consultant to purchase 1,000,000 shares of the Company common stock at a purchase price of $0.80 expiring three years from date of grant. The 1,000,000 options were valued at $60,100 under a Binomial Option Model using a trading price of $0.50 per share, a risk free interest rate of .72%, volatility of 100%, and a forfeiture discount factor. The options were immediately vested on date of grant, and the Company charged the $60,100 to operations.

On July 13, 2011, the Company granted options to two consultants to purchase a total of 5,000,000 shares of the Company common stock at a purchase price of $0.55 expiring one year from date of grant. The 5,000,000 options were valued at $320,500 under a Binomial Option Model using a trading price of $0.48 per share, a risk free interest rate of .59%, volatility of 103%, and a forfeiture discount factor. The options were immediately vested on date of grant, and the Company charged the $320,500 to operations.

On July 13, 2011, the Company granted options to two employees to purchase a total of 1,750,000 shares of the Company common stock at purchase prices ranging from $0.65 to $0.90 per share expiring five years from date of grant. The 1,750,000 options were valued at $106,761 under a Binomial Option Model using a trading price of $0.48 per share, a risk free interest rate of 1.39%, volatility of 103%, and a forfeiture discount factor. The $106,761 will be charged to operations over the respective options’ vesting schedule which commences in July 2012.

On August 8, 2011, the Company granted options to two directors to each purchase 200,000 shares of the Company common stock at a purchase price of $0.331per share expiring five years from date of grant. The 400,000 options were valued at $20,430 under a Binomial Option Model using a trading price of $0.34 per share, a risk free interest rate of 1.13%, volatility of 102%, and a forfeiture discount factor. The $10,215 will be charged to operations when the option grant vests on August 8, 2012.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 22, 2011, the Company granted options to an employee to purchase a total of 1,000,000 shares of the Company common stock at purchase prices ranging from of $0.65 to $0.90 per share expiring five years from date of grant. The 1,000,000 options were valued at $33,616 under a Binomial Option Model using a trading price of $0.27 per share, a risk free interest rate of .82%, volatility of 103%, and a forfeiture discount factor. The $33,616 will be charged to operations over the respective options’ vesting schedule, which commences in July 2012.

On September 22, 2011, the Company granted options to a consultant to purchase a total of 300,000 shares of the Company common stock at $0.50 per share expiring three years from date of grant. The 300,000 options were valued at $9,690 under a Binomial Option Model using a trading price of $0.27 per share, a risk free interest rate of .32%, volatility of 103%, and a forfeiture discount factor. The $9,690 will be charged to operations when the option grant vests in December 2011.

On September 26, 2011, the Company granted options to Mr. Quinn to purchase a total of 1,500,000 shares of the Company common stock at prices ranging from $0.65 to $0.90 per share expiring five years from date of grant. The 1,500,000 options were valued at $53,500 under a Binomial Option Model using a trading price of $0.30 per share, a risk free interest rate of .96%, volatility of 103%, and a forfeiture discount factor. The $53,500 will be charged to operations over the respective options’ vesting schedule which commences in September 2012.

On November 1, 2011, the Company granted options to a director to purchase 200,000 shares of the Company’s common stock at $0.225 per share. The Company valued the options at $6,410 using a Binomial Option model based upon an expected life of 5 years, a risk free interest rate of 0.90%, expected volatility of 102.42%, and a forfeiture discount factor. At the date of grant, the Company’s common stock had a trading price of $0.22 per share. The Company is charging the $6,410 to operations as compensation expense based upon the vesting of the respective options.

On August 23, 2012, the Company granted options to three directors to purchase a total of 550,000 shares of the Company’s common stock at $0.325 per share. The Company valued the options at $26,716 using a Binomial Option model based upon an expected life of 5 years, a risk free interest rate of 0.71%, expected volatility of 100.95%, and a forfeiture discount factor. At the date of grant, the Company’s common stock had a trading price of $0.30 per share. The Company is charged the $26,716 to operations as compensation expense based upon the vesting of the respective options.

During the year ended September 30, 2012, the Company recognized stock-based compensation of $448,991 on the vesting of 6,700,666 options including 1,150,000 options granted to three directors, 1,500,000 options granted to the Company’s Executive Chairman, 1,500,000 options granted to the Company’s President 500,000 options granted to the Company’s Chief Financial Officer, 1,550,666 options granted to employees and 500,000 options granted to the Company’s outside legal counsel.

A summary of outstanding stock warrants and options is as follows:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding – September 30, 2010	47,411,820	$.97
Granted	31,105,000	$.78
Exercised	(2,262,500)	$(.04)
Cancelled	(26,443,334)	$(1.11)
Outstanding – September 30, 2011	49,810,986	$.82
Granted	9,743,920	$.23
Exercised	(1,850,000)	$(.17)
Cancelled	(2,378,311)	$(.32)
Outstanding – September 30, 2012	55,326,595	$.75

Of the 55,326,595 options and warrants outstanding, 46,827,261 are fully vested and currently available for exercise.

13.   Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California; Rogers, Arkansas; Jersey City, New Jersey; and Boise, Idaho. The Encinitas lease expires on May 31, 2013. The Rogers office is leased for a term of five years, effective January 1, 2012. The Boise lease expires on October 14, 2012, and if not formally extended, will automatically renew on a month-to-month basis.  The Jersey City lease expires on June 30, 2016 and the Company has the option to lease the Jersey City offices for

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an additional five years. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses.  Rent expense for the year ended September 30, 2012 and 2011 was $205,638 and $121,681, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of September 30, 2012 for the next five years and in the aggregate are:

2013	$153,090
2014	155,546
2015	158,237
2016	131,925
2017	11,608
$610,406

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

14.    Subsequent Events

As part of a private offering that began in September of 2012, the Company on October 5, 2012 received a total of $688,000 in consideration for issuing convertible notes and warrants to purchase 1,376,000 shares of the Company’s common stock to 21 investors.  The notes bear interest at a rate of 10% per annum and interest is payable semi-annually. Principal and any unpaid accrued interest are fully due on October 5, 2014. Outstanding principal is convertible into shares of the Company’s common stock at a conversion rate of $0.50 per share. The warrants are exercisable at price of $0.25 per share and expire on October 5, 2015. The offering was complete on October 5, 2012 and was fully subscribed for $3,000,000.

On October 8, 2012, the Company formed Single Touch Interactive R & D IP, Inc. (“R&D”), a wholly owned subsidiary of the Company. Subsequent to its formation, the Company transferred all of its intellectual properties to R&D.

On November 27, 2012 The Company entered into a Settlement and Mutual Special Release with the Company’s Executive Chairman as final global settlement of any and all outstanding matters related to Anthony Macaluso’s ownership and control relationship in Soapbox Mobile, including any and all claims he may have individually related to or on behalf of Soapbox Mobile in any capacity held by him formerly or currently. The Company agreed to total consideration of $755,000, which included the $155,000 received related to the original Option Agreement from June 2011 (See also note 10 – “Related Party Transactions” and Note 6 “Intangible Assets” – Software License).

In November 2012, the Company modified the terms of stock options granted to certain employees, officers, directors, and active 3rd party service providers. Under the modified terms, the Company reduced the number of shares to be purchased under these option grants from a total of 17,134,334 shares to a total of 14,534,934 shares with a reduction in the purchase price on these grants from original prices ranging from $1.375 to $0.90 per share to $0.469 per share. A breakdown of the modified grants is as follows:

	Shares under	Shares under
	Original	Modified
	Grant	Grant
Employees	5,809,334	4,914,934
Officers and directors	11,300,000	9,600,000
Outside legal counsel	25,000	20,000
	17,134,334	14,534,934

In addition to reducing the number of options previously granted at the reduced purchase price, Messrs. Macaluso and Orsini voluntarily agreed to amend their stock options to defer vesting of already vested options related to their employment agreements and half of their unvested options for an additional six months.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 15, 2012 our Executive Chairman granted an option to purchase up to 3,750,000 shares personally held by him, at an exercise price of $0.295 per share to a consultant in connection with a Consulting Agreement between the Company’s Executive Chairman and the consultant for which the Company is receiving a direct benefit from the services rendered by the consultant. Further, the personal grant by the Executive Chairman also included a registration rights agreement whereby the Company is obligated to register the shares underlying the options at its expense.  Pursuant to the Agreement, the option vested immediately and expires two years from the date of grant. Additionally, services are to be rendered by the consultant for a period equal to the life of the option; as a result, the fair value of the option will be amortized on a straight line basis over the two year life of the grant.

On December 6, 2012, the Company granted options to its Executive Chairman to purchase 2,099,400 shares of its common stock at a price of $0.469 per share. Also on the same date the Company granted options to an employee to purchase 500,000 shares of its common stock a price of $0.469 per share. The 2,599,400 options immediately vest and expire on December 1, 2017.  At the date of grant, the Company’s common stock had a trading price of $0.465 per share.

On December 7, 2012 our Executive Chairman granted a further option to purchase up to 2,000,000 shares personally held by him, at an exercise price of $0.48 per share to the aforementioned consultant in connection with a Consulting Agreement between the Company’s Executive Chairman and the consultant for which the Company is receiving a direct benefit from the services rendered by the consultant. Further, the personal grant by the Executive Chairman also included a registration rights agreement whereby the Company is obligated to register the shares underlying the options at its expense.  Pursuant to the Agreement, the option vested immediately and expires two years form the date of grant. Additionally, services are to be rendered by the consultant for a period equal to the life of the option as a result, the fair value of the option will be amortized on a straight line method over the two year life of the grant.

On December 10, 2012, the Company granted its new director, Jonathan Sandelman, options to purchase 200,000 shares of the Company’s common stock at a purchase price of $0,446 per share. The option grant expires in five years.  The options granted to Mr. Sandelmen were pursuant to Mr. Sandelman’s appointment letter agreement. The agreement provides for annual grants to Mr., Sandelman of 200,000 five year stock options and an annual cash stipend of $20,000 that will be paid quarterly.  At the date of grant, the Company’s common stock had a trading price of $0.40 per share.