Form 10-Q
period 2012-12-31
SINGLE TOUCH SYSTEMS INC
filed 2013-02-14
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2012

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

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2012: 132,472,392 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements December 31, 2012

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2012	2012

Assets
Current assets
Cash and cash equivalents	$1,378,363	$2,157,707
Overpayment due from officer	25,118	-
Accounts receivable - trade	1,370,782	1,085,840
Prepaid expenses	900,378	129,290

Total current assets	3,674,641	3,372,837

Property and equipment, net	205,155	228,499

Other assets
Capitalized software development costs, net	403,254	383,227
Intangible assets:
Patents	568,501	602,056
Patent applications cost	719,681	667,858
Software license	831,000	76,000
Deposit - related party	-	155,000
Other assets including security deposits	84,278	84,278

Total other assets	2,606,714	1,968,419

Total assets	$6,486,510	$5,569,755

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2012	2012
	(Unaudited)

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$1,044,429	$768,263
Accrued expenses	226,866	200,591
Accrued compensation - related party	76,783	72,730
Current obligation on patent acquisitions	-	87,500
Convertible debentures - unrelated parties	104,435	294,241

Total current liabilities	1,452,513	1,423,325

Long-term liabilities
Deferred revenue	25,000	25,000
Convertible debenture - related party	542,087	527,512
Convertible debentures - unrelated parties	3,399,221	2,685,280
Total long-term liabilities	3,966,308	3,237,792

Total liabilities	5,418,821	4,661,117

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized;
none outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized,
132,472,392 shares issued and outstanding as of December 31, 2012
and September 30, 2012	132,472	132,472
Additional paid-in capital	127,816,823	125,425,617
Accumulated deficit	(126,881,606)	(124,649,451)

Total stockholders' equity	1,067,689	908,638

Total liabilities and stockholders' equity	$6,486,510	$5,569,755

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31,
	2012	2011

Revenue
Wireless applications	$1,947,278	$1,589,673

Operating Expenses
Royalties and application costs	883,793	763,321
Research and development	8,706	37,200
Compensation expense (including stock based
compensation of $1,109,720 in 2013 and $9,690 in 2012)	1,755,338	693,823
Depreciation and amortization	154,786	155,471
General and administrative (including stock based
compensation of $296,821 in 2013 and $21,416 in 2012)	1,067,524	530,670
	3,870,147	2,180,485

Loss from operations	(1,922,869)	(590,812)

Other Income (Expenses)
Interest income	21	25
Interest expense	(308,507)	(37,609)

Net (loss) before income taxes	(2,231,355)	(628,396)

Provision for income taxes	(800)	(800)

Net income (loss)	$(2,232,155)	$(629,196)

Basic and diluted loss per share	$(0.02)	$(0.00)

Weighted average shares outstanding	132,472,392	130,182,392

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2012	2011

Cash Flows from Operating Activities
Net loss	$(2,232,155)	$(629,196)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	23,345	29,641
Amortization expense - software development costs	97,887	93,754
Amortization expense - patents	33,554	32,076
Amortization expense - discount of convertible debt	183,915	15,777
Stock based compensation	1,406,541	31,106
(Increase) decrease in assets
(Increase) decrease in overpayment due from officer	(25,118)	-
(Increase) decrease in accounts receivable	(284,941)	(240,564)
(Increase) decrease in prepaid expenses	24,255	34,511
(Increase) decrease in deposits and other assets	-	(1,154)
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	276,165	2,759
Increase (decrease) in accrued expenses	30,328	28,549
Increase (decrease) in accrued interest	104,592	21,832

Net cash used in operating activities	(361,632)	(580,909)

Cash Flows from Investing Activities
Patents and patent applications costs	(51,823)	(38,990)
Purchase of property and equipment	-	(5,282)
Capitalized software development costs	(117,914)	(92,072)
Payment on settlement regarding Anywhere software license	(600,000)	-

Net cash used in investing activities	$(769,737)	$(136,344)

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2012	2011

Cash Flows from Financing Activities
Proceeds from issuance of convertible debt - unrelated parties	688,000	1,300,000
Proceeds from issuance of convertible debt - related parties	-	500,000
Principal reduction on convertible debt	(200,000)	-
Expenditures relating to private offerings	(48,475)	-
Repayments on related party loans	-	-
Principal reduction on obligation on patent purchases	(87,500)	-

Net cash provided by (used in) financing activities	352,025	1,800,000

Net increase (decrease) in cash	(779,344)	1,082,747

Beginning balance - cash	2,157,707	523,801

Ending balance - cash	$1,378,363	$1,606,548

Supplemental Information:
Interest expense paid	$20,000	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:

For the three-months ended December 31, 2012

During the three months ended December 31, 2012, the Company received $688,000 through the issuance of convertible debt including common stock warrants to purchase 1,376,000 shares of the Company's common stock at $0.25 per share. The Company recognized discounts against the principal amounts due totaling
$163,849 with an offsetting amount charged to equity. (See Note 9)

In connection with the above debt issuance, the Company paid placement fees that included cash totaling $48,475 and warrants to purchase 110,000 shares of the Company's common stock at $0.304 per share. The warrants were valued at $27,445. The total placement fee of $75,920 is recognized as a loan fee and is reflected in the balance sheet as an additional discount against the principal and accrued interest due on the underlying convertible debt. (See Note 9)

During the three months ended December 31, 2012, the Company's Executive Chairman granted an option to a third party to purchase a total of 5,750,000 shares of the Company's common stock personally owned by him. Of the 5,750,000 options granted, 3,750,000 have an exercise price of $0.295 per share and 2,000,000 have an exercise price of $0.48 per share. The options expire two years from date of grant. The options were granted in exchange for consulting services that directly benefit the
Company. Therefore, the Company recorded the fair value of the options granted of $847,300 to equity as contributed capital with an offset to prepaid expense. The $847,300 is being amortized to operations over the two year term of the consulting agreement. During the three months ended December 31, 2012, the amortized portion of prepaid expense that was charged to operations totaled $51,957.

During the three months ended December 31, 2012, the Company recognized stock-based compensation totaling $1,406,541 of which $864,858 was recognized on the vesting of 2,999,400 options, $489,726 was recognized as addiitonal compensation on the November 30, 2012 modification of 17,134,334 previously granted options, and $51,957 from the above indicated amortization of prepaid consulting expense.

During the three months ended December 31, 2012, the Company charged amortization of a beneficial conversion feature on convertible debt due to a Director of $1,973 to equity.

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Non-cash investing and financing activities (continued):

For the three-months ended December 31, 2011

During the three months ended December 31, 2011, the Company received $1,800,000 through the issuance of convertible debt including common stock warrants to purchase 3,600,000 shares of the Company's common stock at $0.25 per share. The Company recognized discounts against the principal amounts due totaling $414,425 with an offsetting amount charged to equity. The discount is being amortized over the term of the respective debt instrument. The discounts consist of the relative fair value of the warrants totaling $362,909 and the relative fair value of beneficial conversion features totaling $51,516. Amortization of the discounts charged to operations for the three months ended December 31, 2011 amounted to $15,777. In addition, amortization of $4,188 was charged to equity relating to the discount on debt issued to a related party.

During the three months ended December 31, 2011, the Company recognized stock based compensation of
$31,106 on the vesting of 750,000 options.

See accompanying notes.

Single Touch Systems, Inc.

Notes to Condensed Consolidated Financial Statements
December 31, 2012
(Unaudited)

1.     Organization, History and Business

Single Touch Systems, Inc. (the “Company”) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc. On May 12, 2008, the Company changed its name to Single Touch Systems, Inc.

The Company offers its patented technologies via a modular, adaptable platform and a multi-channel messaging gateway to its customers, enabling them to reach consumers on all types of connected devices.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2012, and the results of its operations and cash flows for the three months ended December 31, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 filed with the Commission on January 2, 2013.

2.     Summary of Significant Accounting Policies

Reclassification

Certain reclassifications have been made to conform to the fiscal 2012 amounts to the fiscal 2013 classifications for comparative purposes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Single Touch Systems, Inc. and its wholly- owned subsidiaries, Single Touch Interactive, Inc., and Single Touch Interactive R&D IP, Inc. (formed in Nevada on October 8, 2012). Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue is derived on a per-message/notification basis through the Company’s patented technologies and a modular, adaptable platform designed to create multi-channel messaging gateways for all types of connected devices. The Company also earns revenue for services, such as programming, licensure on Software as a Service (“SaaS”) basis, and on a performance basis, such as when a client acquires a new customer through the Company’s platform. Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales discounts.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at December 31, 2012 were impaired.

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

Stock Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50, formerly Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.”  These standards define a fair-value-based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three months ended December 31, 2012, the Company recognized stock-based compensation expense totaling $1,406,541, of which $864,858 was recognized through the vesting of 2,999,400 common stock options, $489,726 was recognized on the November 30, 2012 modification of certain options previously granted (See Note 12), and $51,957 was recognized as compensation during the period on the amortization of the fair value of 5,750,000 options granted personally by the Executive Chairman to a third-party consultant (See Note 10). During the three months ended December 31, 2011, the Company recognized stock-based compensation expense totaling $31,106 through the vesting of 750,000 common stock options (See Note 12).

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2012 that have been excluded from the computation of diluted net loss per share amounted to  65,422,675 shares and include 22,852,675 warrants, 32,610,000 options and $4,980,000 of debt and accrued interest convertible into  9,960,000 shares of the Company’s common stock.  Of the 65,422,675 potential common shares at December 31, 2012, 8,499,334 were not vested. Potential common shares as of December 31, 2011 that have been excluded from the computation of diluted net loss per share total 53,442,274 shares and include 16,030,986 warrants 33,780,000 options, and $1,815,644 of debt and accrued interest convertible into 3,631,288 shares of the Company’s common stock.

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

Of the Company’s revenue earned during the three months ended December 31, 2012 and 2011, approximately 99% were generated from contracts with eight customers covered under the Company’s master services agreement with AT&T.

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

Convertible Debentures

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense (if the debt is due to an unrelated party) or equity (if the debt is due to a related party), over the life of the debt using the effective interest method.

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

3.     Accounts Receivable

Accounts receivable consist of the following:

December 31,
2012
Due from customers	$1,375,052
Less allowance for bad debts	(4,270)
$1,370,782

4.     Property and Equipment

The following is a summary of property and equipment:

December 31,
2012
Computer equipment	$709,826
Equipment	46,731
Office furniture	127,670
884,227
Less accumulated depreciation	(679,072)
$205,155

Depreciation expense for the three months ended December 31, 2012 and 2011 was $23,345 and $29,641, respectively.

5.     Capitalized Software Development Costs

The following is a summary of capitalized software development costs:

December 31,
2012
Beginning balance	$383,227
Additions	117,914
Amortization	(97,887)
Charge offs	-
Ending balance	$403,254

Amortization expense for the remaining estimated lives of these costs are as follows:

Year Ending December 31
2013	$310,380
2014	92,874
$403,254

6.     Intangible Assets

Patents

The following is a summary of capitalized patent costs:

December 31,
2012
Patent costs	939,535
Amortization	(371,034)
$568,501

Amortization charged to operations for the three months ended December 31, 2012 and 2011 totaled $33,554 and $32,076, respectively

A schedule of amortization expense over the estimated life of the patents is as follows:

Year Ending December 31,
2013	$134,219
2014	134,219
2015	134,219
2016	127,057
2017	38,787
$568,501

In January 2011, the Company was issued US Patent 7,865,181 “Searching for mobile content” and US Patent 7,865,182 “Over the air provisioning of mobile device settings.” The costs associated with these patents, totaling $29,254, are being amortized over the patent’s estimated useful life of 7 years.

In September 2011, the Company was issued US Patent 8,015,307 “System and method for streaming media.” The costs associated with these patents totaling $8,115 are being amortized over the patent’s estimated useful life of 7 years.

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

On November 27, 2012, the Company entered into a Settlement and Mutual Special Release with the Company’s Executive Chairman and agreed to pay him $755,000 for his full release from any claims related to the March 30, 2012 Soapbox agreement and included a perpetual exclusive license to utilize “Anywhere.” The $755,000 was capitalized and included in the cost of the software license. In connection with paying its Executive Officer, the Company inadvertently overpaid $25,118, which was outstanding as of December 31, 2012 and was repaid upon discovery.

7.     Income Taxes

As of December 31, 2012, the Company has a net operating loss carryover of approximately $43,400,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2033, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” We had no material unrecognized income tax assets or liabilities for the three months ended December 31, 2012 or for the three months ended December 31, 2011.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended December 31, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years beginning on or after October 1, 2007 or California state income tax examination by tax authorities for years beginning on or after October 1, 2006. We are not currently involved in any income tax examinations.

The provisions for income tax expense for the three months ended December 31, 2012 and 2011 are as follows:

	2012	2011
Current
Federal	$-	$-
State	800	800
Total income tax expense	$800	$800

8.     Obligation on Patent Acquisitions

On March 15, 2010, the Company purchased six patents and three patent applications from an unrelated third party (the “Seller”) for $900,000 of which $550,000 was paid on the execution of the purchase agreement. Pursuant to the agreement, $175,000 was due on or before March 15, 2011, which was paid, and the final installment of $175,000 was due on or before March 15, 2012. The terms of the agreement were modified on March 1, 2012, whereby the remaining $175,000 became payable in two installments. Under the modified terms, an installment of $87,500 became due on or before March 15, 2012 and was paid. The fourth and final installment of $87,500 was paid on October 15, 2012.

Interest accrued and charged to operations for the three months ended December 31, 2012 and 2011 on this patent obligation totaled $0 and $6,188, respectively.

9.     Convertible Debt

During the months of November and December 2011, the Company received a total of $1,800,000 in consideration for issuing convertible notes and warrants to purchase 3,600,000 shares of the Company’s common stock to seven investors including a Company director.  In February 2012, the Company received from two investors an additional $200,000 in consideration for issuing convertible notes and warrants to purchase 400,000 shares of the Company’s common stock. The notes bear interest at a rate of 10% per annum. Under the original terms of the promissory notes, principal and accrued interest were fully due one year from the respective date of each loan but could be extended by mutual consent of the holder and the Company. Outstanding principal and the first year’s accrued interest are convertible into shares of the Company’s common stock at a conversion rate of $0.50 per share. In September 2012, holders of nine notes with a face amount of $1,700,000 agreed to modify the terms of their notes and extend the maturity date of their notes to August 31, 2014. Of the remaining notes with a face value of $300,000, $200,000 matured and was paid in December 2012, and $100,000 that would otherwise have matured and been payable in in February 2013 was converted, together with $10,000 of interest, into 220,000 shares of the Company’s common stock in February 2013. The expiration dates of common stock warrants issued in connection with the modified notes were also extended to September 7, 2015. The modification of the terms of the convertible debt did not extinguish any portion of debt; therefore no gain or loss was recorded due to the modifications.

In connection with the Company’s second private offering dated September 7, 2012, the Company received a total of $3,000,000 in consideration for issuing convertible notes and warrants to purchase 6,000,000 shares of the Company’s common stock to 64 investors.  The notes bear interest at a rate of 10% per annum, and interest is payable semi-annually. Principal and any unpaid accrued interest are fully due two years from the respective date of each loan. Outstanding principal is convertible into shares of the Company’s common stock at a conversion rate of $0.50 per share. The aforementioned warrants are fully exercisable into common shares commencing on the date of each loan at a price of $0.25 per share and expire three years from the respective date of grant. The Company was required to and did file a registration statement pertaining to the securities issued through the second private offering on February 6, 2013. The registration statement is to be effective within 90 days of its filing date.

In connection with the second private offering, the Company incurred offering costs totaling $424,843 including the fair value of warrants issued to the Placement Agent to purchase 479,920 shares of the Company’s common stock at a purchase price of $0.304 per share. The value of the warrants of $166,319 was calculated using the Binomial Option model with a risk-free interest rates ranging from 0.31% to 0.34%, volatility ranging from 94.17% to 95.23%, and trading prices ranging from $0.28 to $0.33 per share. The $424,843 is being amortized over the two year term of the related debt using the effective interest method.

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible notes were recorded net of discounts that include the relative fair value of the warrants, the notes’ beneficial conversion features, and the above indicated loan fee, all totaling $1,530,415. The discounts are being amortized to either interest expense (if the debt is due to an unrelated party) or equity (if the debt is due to a related party) over the term of the various notes using the effective interest method.  The initial value of the warrants of $1,124,773 issued to investors was calculated using the Binomial Option model with a risk-free interest rates ranging from 0.31% to 0.43%, volatility ranging from 94.17% to 103.00%, and trading prices ranging from $0.22 to $0.35 per share. The beneficial conversion feature of $51,516 was calculated pursuant to ASC Topic 470-20 using trading prices ranging from $0.26 to $0.35 per share and an effective conversion price $0.0322 per share.

Interest accrued on the above convertible debt and charged to operations for the three months ended December 31, 2012 and 2011 was $124,592 and $15,644 respectively.  Amortization of the discounts for the three months ended December 31, 2012 totaled $185,888 of which $183,915 was charged to interest expense and $1,973 was charged to equity. Amortization of the discounts for the three months ended December 31, 2011 totaled $19,965 of which $15,777 was charged to interest expense and $4,188 was charged to equity.

The balance of these convertible notes at December 31, 2012 is as follows:

Principal balance	$4,800,000
Accrued interest	270,386
5,070,386
Less discount	(1,024,643)
4,045,743
Less current portion	(104,435)
Long-term portion	$3,941,308

The following are maturities of the principal balance of the convertible debt:

December 31,
2013	$100,000
2014	4,700,000
$4,800,000

10.   Related Party Transactions

As discussed in Note 9, a Company director provided $500,000 of the $4,800,000 in outstanding Company’s convertible debt issuances. As part of the consideration received for the $500,000, the director received warrants to purchase 1,000,000 common shares of the Company’s common stock for a period of three years at a price of $0.25 per share. The $500,000 note, as well as the first year’s interest on the note, is convertible into the Company’s common shares at a conversion rate of $0.50 per share.

On November 27, 2012, the Company entered into a Settlement and Mutual Special Release with the Company’s Executive Chairman as final global settlement of any and all outstanding matters related to Anthony Macaluso’s ownership and control relationship in Soapbox, including any and all claims he may have individually related to or on behalf of Soapbox in any capacity held by him formerly or currently. The Company agreed to a total consideration of $755,000 of which $155,000 has been previously paid. The $755,000 was capitalized and included in the cost of the software license.

On November 30, 2012, the Company’s Executive Chairman agreed to modify the terms of common stock options previously granted to him. Under the modified terms, options granted to originally purchase 50,000 common shares with an exercise price of $1.375 per share were reduced to 40,000 common stock options with an exercise price of $0.469 per share, and options granted to originally purchase 4,200,000 common shares with an exercise price of $0.90 per share were reduced to 3,570,000 common stock options with an exercise price of $0.469 per share.

On November 30, 2012, the Company’s Chief Executive Officer agreed to modify the terms of common stock options previously granted to him. Under the modified terms, options granted to originally purchase 3,000,000 common shares with an exercise price of $0.90 per share were reduced to 2,550,000 common stock options with an exercise price of $0.469 per share.

On November 30, 2012, the Company’s Chief Financial Officer agreed to modify the terms of common stock options previously granted to him. Under the modified terms, options granted to originally purchase 1,000,000 common shares with an exercise price of $0.90 per share were reduced to 850,000 common stock options with an exercise price of $0.469 per share.

On November 30, 2012, a Company Director also agreed to modify the terms of common stock options previously granted to him. Under the modified terms, options granted to originally purchase 3,000,000 common shares with an exercise price of $0.90 per share were reduced to 2,550,000 common stock options with an exercise price of $0.469 per share.

During the three months ended December 31, 2012, the Company's Executive Chairman granted an option to a third party to purchase a total of 5,750,000 shares of the Company’s common stock owned personally by him. Of the 5,750,000 options granted, 3,750,000 have an exercise price of $0.295 per share and 2,000,000 have an exercise price of $0.48 per share. The options expire two years from date of grant.  The options were granted in exchange for consulting services that directly benefit the Company. The Company therefore recorded the fair value of the options granted of $847,300 to equity as contributed capital with an offset to prepaid expense. The $847,300 is being amortized to operations over the two year term of the consulting agreement. During the three months ended December 31, 2012, the amortized portion of the prepaid expense that charged to operations totaled $51,957.

On November 29, 2012, the Company granted Stephen Baksa, a Director, 200,000 stock options exercisable at $0.389 per share, which fully vest on date of grant.

On December 6, 2012, the Company granted its Executive Chairman 2,099,400 stock options exercisable at $0.469 per share, which fully vest on date of grant.

On December 10, 2012, the Company granted Jonathan Sandelman, a Director, 200,000 stock options exercisable at $0.446 per share, which fully vest on date of grant.

11.   Fair Value

The Company’s financial instruments at December 31, 2012 consist principally of convertible debentures. Convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of convertible debentures based on the effective yields of similar obligations.

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
The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

December 31, 2012:
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Convertible debentures	-	$4,045,743	-	$4,045,743

September 30, 2012:
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Obligation on patent acquisitions	-	$87.500	-	$87,500
Convertible debentures	-	$3,507,033	-	$3,507,033

12.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

The Company did not issue any common shares during the three months ended December 31, 2012 or during the three months ended December 31, 2011.

Warrants

As indicated in Note 9, the Company has issued warrants to seventy-one investors to purchase a total of 10,000,000 shares of the Company’s common stock at a price of $0.25 per share as part of the $2,000,000 private placement completed in February 2012 and the $3,000,000 private placement completed in October 2012. The warrants expire at various dates through September 2015. During the year ended September 30, 2012, one investor exercised warrants to purchase 1,000,000 shares of common stock at $0.25 per share.

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

On September 30, 2011, the Company modified the terms of certain warrants previously granted to a shareholder. Under the modified terms, the expiration date for warrants to purchase 1,750,000 shares of the Company’s common stock at a price of $1.00 per share was extended one year to December 13, 2012, and the expiration date for warrants to purchase 1,750,000 shares of the Company’s common stock at a price of $1.00 per share was extended one year to January 7, 2013. As the fair value of these warrants based upon their modified terms were less than their respective fair value when originally granted, the Company did not recognize any additional compensation. In consideration for the modification, the shareholder agreed to cancel 2,750,000 stock options previously granted with an exercise price of $1.50 per share.

Options

In November 2012, the Company modified the terms of stock options granted to certain employees, officers, directors, and active third-party service providers. Under the modified terms, the Company reduced the number of shares to be purchased under these option grants from a total of 17,134,334 shares to a total of 14,534,934 shares with a reduction in the purchase price on these grants from original prices ranging from $1.375 to $0.90 per share to $0.469 per share. A breakdown of the modified grants is as follows:

	Shares under	Shares under
	Original	Modified
	Grant	Grant
Employees	5,809,334	4,914,934
Officers and directors	11,300,000	9,600,000
Outside legal counsel	25,000	20,000
	17,134,334	14,534,934

In addition to reducing the number of options previously granted at the reduced purchase price, Messrs. Macaluso and Orsini voluntarily agreed to amend their stock options to defer vesting of already vested options related to their employment agreements and half of their unvested options for an additional six months. The Company accounted for the modification to the option grants pursuant to ASC Topic 718-20-35 and recognized $489,726 as additional compensation that was charged to operations during the three months ended December 31, 2012.

On November 29, 2012, the Company granted options to a Director to purchase 200,000 shares of the Company common stock at a purchase price of $0.389 per share expiring five years from date of grant. The 200,000 options were valued at $26,760 under a Binomial Option Model using a trading price of $0.25 per share, a risk free interest rate of 0.63%, and volatility of 98.76%. The options immediately vested, and the $26,760 was fully charged to operations on the date of grant.

On December 6, 2012, the Company granted options to its Executive Chairman to purchase 2,099,400 shares of the Company common stock at a purchase price of $0.469 per share expiring five years from date of grant. The 2,099,400 options were valued at $636,328 under a Binomial Option Model using a trading price of $0.46 per share, a risk free interest rate of 0.60%, and volatility of 98.54%. The options immediately vested, and the $636,328 was fully charged to operations on the date of grant.

On December 6, 2012, the Company granted options to an employee to purchase 500,000 shares of the Company common stock at a purchase price of $0.469 per share expiring five years from date of grant. The 500,000 options were valued at $151,550 under a Binomial Option Model using a trading price of $0.46 per share, a risk free interest rate of 0.60%, and volatility of 98.54%. The options immediately vest and the $151,550 was fully charged to operations on the date of grant.

On December 10, 2012, the Company granted options to a Director to purchase 200,000 shares of the Company common stock at a purchase price of $0.446 per share expiring five years from date of grant. The 200,000 options were valued at $50,220 under a Binomial Option Model using a trading price of $0.40 per share, a risk free interest rate of 0.62%, and volatility of 98.32%. The options immediately vest and the $50,220 was fully charged to operations on the date of grant.

Total stock based compensation charged to operations during the three months ended December 31, 2012 totaled $1,406,541, of which $864,858 was recognized through the vesting of 2,999,400 common stock options, $489,726 was recognized on the above indicated November 30, 2012 modification of certain options previously granted, and $51,957 was recognized as compensation during the period on the amortization of the fair value of 5,750,000 options granted personally by the Executive Chairman to a third-party consultant as discussed in Note 10.

A summary of outstanding stock warrants and options is as follows:

	Number		Weighted Average
	of Shares		Exercise Price
Outstanding – September 30, 2012	55,326,595		$.75
Granted	19,020,414	(1)	$.42
Exercised	-		$-
Cancelled	(18,884,334	)(2)	$(.92)
Outstanding – December 31, 2012	55,462,675		$.55

Of the 55,462,675 options and warrants outstanding, 46,963,341 are fully vested and currently available for exercise.  In addition, as many as 9,960,000 of shares can be issued on the conversion and debt and certain interest, and 220,000 such shares were issued in February 2013 on such a debt conversion.

(1)	Includes modified option grants to purchase 14,534,934 common shares pursuant to the November 2012 agreement.
(2)	Includes modified option grants reducing 17,134,334 common shares pursuant to the November 2012 agreement.

13.   Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California; Rogers, Arkansas; Jersey City, New Jersey; and Boise, Idaho. The Encinitas lease expires on May 31, 2013. The Rogers office is leased for a term of five years, effective January 1, 2012. The Boise lease expired on October 14, 2012 and is currently being leased on a month-to-month basis.  The Jersey City lease expires on June 30, 2016, and the Company has the option to lease the Jersey City offices for an additional five years. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses.  Rent expense for the three months ended December 31, 2012 and 2011 was $53,820 and $45,291, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of December 31, 2012 for the next five years and in the aggregate are:

2013	$180,765
2014	156,215
2015	158,911
2016	103,580
$599,471

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

14.   Subsequent Events

In January 2013, A Note holder elected to convert $100,000 of debt, together with $10,000 of accrued interest, into 220,000 shares of the Company’s common stock.

In February 2013, a Warrant holder exercised warrants to purchase 60,000 common shares for $15,000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis should be read in conjunction with Single Touch's financial statements and the related notes thereto. The Management's Discussion and Analysis may contain “forward-looking statements.” Any statements that are not statements of historical fact are forward-looking statements.

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

The risks, uncertainties, and other factors that could cause our actual results to differ materially from those expressed or implied in this Quarterly Report on Form 10-Q include:

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Readers should carefully consider this information as well the risks and other uncertainties described in our other filings made with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions, and estimates only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances, or otherwise.

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

“53% of companies surveyed have or are deploying a dedicated team assigned to mobile programs, and 51% are looking for ways to further mobile marketing capabilities” (2)

Our relationship with AT&T Services, Inc., through which we retain multiple client relationships, represents nearly all of our reported revenue in the quarter ended December 31, 2012. The bulk of that revenue comes from notifications sent on behalf of 4 separate Walmart corporate programs. These programs and related services continue to develop nationwide, and we continue to experience increasing activity in these programs that have caused our AT&T revenues to grow.

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

_________________________
(1)	Source: June 2012 CTIA Semi Annual Wireless Survey
(2)	Source: Oct 2012 CMO Council Study

Results of Operations

For the Three Months Ended December 31, 2012 and 2011

During the three months ended December 31, 2012, the Company had an increase in revenue of approximately 22% over revenue generated during the quarter ended December 31, 2011 ($1,947,278 in 2012 compared to $1,589,673 in 2011).   The growth, all of which is organic, is attributable to continuing mobile adoption and new programs for existing and new client relationships. The Company’s net loss for the fiscal quarter ended December 31, 2012 was $2,232,155.  This is higher than the net loss incurred during the fiscal quarter ended December 31, 2011 of $629,196, but under the metrics employed by management to evaluate the underlying business explained below, Adjusted EBITDA, that underlying loss was reduced by $42,693 from the fiscal quarter ended December 31, 2011 to the fiscal quarter ended December 31, 2012.

We define Adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal quarters ended December 31, 2012 and 2011 follows:

	For the Three Months Ended December 31,

	2012				2011				GAAP		Adjusted EBITDA
		Adjust-	Adjusted			Adjust-	Adjusted		Change		Change
	GAAP	ments	EBITDA		GAAP	ments	EBITDA		$	%	$	%

Revenue
Wireless Applications	$1,947,278		$1,947,278		$1,589,673		$1,589,673		$357,605	22%	$357,605	22%

Operating Expenses
Royalties and Application Costs	$883,793		$883,793		$763,321		$763,321		$120,472	16%	$120,472	16%
Research and Development	$8,706		$8,706		$37,200		$37,200		$(28,494)	-77%	$(28,494)	-77%
Compensation expense (including			$-				$-
stock-based compensation)	$1,755,338	$(1,109,720)	$645,618	*	$693,823	$(9,690)	$684,133	*	$1,061,515	153%	$(38,515)	-6%
Depreciation and amortization	$154,786	$(154,786)	$-		$155,471	$(155,471)	$-		$(685)	0%
General and administrative (including
stock-based compensation)	$1,067,524	$(296,821)	$770,703	*	$530,670	$(21,416)	$509,254	*	$536,854	101%	$261,449	51%
	$3,870,147	$(1,561,327)	$2,308,820		$2,180,485	$(186,577)	$1,993,908		$1,689,662	77%	$314,912	16%

Loss from Operations/Adjusted EBITDA	$(1,922,869)	$1,561,327	$(361,542)		$(590,812)	$186,577	$(404,235)		$(1,332,057)	225%	$42,693	-11%

Royalties and Application Costs represent the direct out-of-pocket costs associated with revenue. Royalties and Application Costs vary substantially in line with revenue and totaled $883,793 in 2012, compared to $763,321 in 2011, an increase of 16%.  Because a portion of Royalties and Application Costs is fixed and all such costs are being monitored and reduced wherever possible, they have grown at a lesser rate than revenue.

Research and Development expense was reduced from $37,200 in 2011 to $8,706 in 2012, and adjusted Compensation expense was also reduced from $684,133 to $645,618.  The reduction to the former reflects the variance throughout any given fiscal year of the innovation process, as well as the increased focus on monetization of intellectual property relating to our existing inventions and a lesser emphasis on the creation and purchase of new inventions.  Similarly, reduced adjusted Compensation expense represents a more targeted focus on the expansion of our existing mobile messaging and marketing business, as well as efficiencies gained from staff and from the expanded management team now in its second year with the Company.

General and Administrative expenses for the quarter ended December 31, 2012 and 2011, both on a GAAP and on an Adjusted EBITDA basis, consist of the following:

	For the Three Months Ended December 31,

	2012				2011				GAAP		Adjusted EBITDA
		Adjust-	Adjusted			Adjust-	Adjusted		Change		Change
	GAAP	ments	EBITDA		GAAP	ments	EBITDA		$	%	$	%

Professional Fees	$337,633	$(1,894)	$335,739	*	$166,960	$(15,006)	$151,954	*	$170,673	102%	$183,785	121%
Travel	$167,843		$167,843		$138,841		$138,841		$29,002	21%	$29,002	21%
Consulting expense	$437,479	$(294,927)	$142,552	*	$106,925	$(6,410)	$100,515	*	$330,554	309%	$42,037	42%
Office rent	$53,820		$53,820		$45,291		$45,291		$8,529	19%	$8,529	19%
Insurance expense	$28,969		$28,969		$28,156		$28,156		$813	3%	$813	3%
Equipment lease	$-		$-		$-		$-		$-		$-
Trade shows	$790		$790		$12,000		$12,000		$(11,210)		$(11,210)
Telephone	$12,725		$12,725		$11,610		$11,610		$1,115	10%	$1,115	10%
Office expense	$11,719		$11,719		$8,056		$8,056		$3,663	45%	$3,663	45%
Other	$16,546		$16,546		$12,831		$12,831		$3,715	29%	$3,715	29%
Total General and Administrative Expenses	$1,067,524	$(296,821)	$770,703		$530,670	$(21,416)	$509,254		$536,854	101%	$261,449	51%

*	Adjustment represents the elimination of stock-based compensation recorded in accordance with GAAP but not considered in the calculation of Adjusted EBITDA.

The increase in adjusted Professional Fees, from $151,954 in 2011 to $335,739 in 2012, reflects amounts paid to external attorneys, who have been engaged to represent us in litigation we have commenced and are considering and with increased efforts relating to our compliance and filings for our most recent financings.

The same is true for the $29,002 increase in Travel expense and $42,037 increase in adjusted Consulting expense over the two periods.  Outside counsel, management, and consultants are regularly engaged both in active intellectual property monetization efforts, as well as with the development of our existing, underlying business.

Liquidity and Capital Resources

At December 31, 2012, we had total assets of $6,486,510 and total liabilities of $5,418,821. As of September 30, 2012, we had total assets of $5,569,755 and total liabilities of $4,661,117. The increase in assets is largely due to increases in accounts receivable since September 30, 2012 totaling $284,942 and an increase in Software license of $755,000 over the same period.  Cash has decreased $779,344 due in large part to the increases in those two assets.   The former reflects our growing underlying business, and the latter represents a resolution and buy-out and release from our Executive Chairman of all rights and claims relating to our Anywhere platform (Footnote 6 of the Notes to Condensed Consolidated Financial Statements.)

The increase in liabilities in the fiscal quarter ended December 31, 2012 is largely due to the increase in Accounts payable ($276,165) and Accrued expenses ($30,328), as well as our Convertible debenture issuances and redemptions (Footnote 9 of the Notes to Condensed Consolidated Financial Statements) and final payment on our obligation on patent purchases.   The increases in Accounts Payable and Accrued expenses are direct results of our expanding underlying business and intellectual property monetization efforts.  During the fiscal quarter ended December 31, 2012 cash used in operating activities totaled $361,632. The most notable adjustment, when reconciling Net loss to Net cash used in operating activities, was the $1,406,541 non-cash charge for Stock-based compensation, which reduced Net loss for GAAP purposes but which we exclude from the calculation of Adjusted EBITDA.

Cash used in investing activities for the fiscal quarter ended December 31, 2012 totaled $769,737, of which $117,914 represented the capitalized internal costs of our software development, $51,823 represented capitalized legal fees incurred in the process of applying for various patents on our technology, and $600,000 was expended as part of the Anywhere purchase (Footnote 6 of the Notes to Condensed Consolidated Financial Statements.) We continue to invest in physical and intellectual property that will separate us from competitors and allow us to continue to expand our mobile communications/advertising offering, and with the Anywhere payment and settlement all parties that might otherwise have made related claims are foreclosed from doing so.

Cash provided from financing activities for the quarter ended December 31, 2012 amounted to $352,025.  The Company received $688,000 through the issuance of the final tranche of convertible debt and related warrants of its $3,000,000 private placement (Note 9 of the Notes to Condensed Consolidated Financial Statements) and paid $48,475 in cash relating to that placement. We paid the final $87,500 remaining on our patent purchase obligation and repaid $200,000 of principal, together with $20,000 of interest, to the one note holder from our first $2,000,000 private placement (Footnote 9 of the Notes to Condensed Consolidated Financial Statements).  This note holder converted its note at a time when the conversion price ($0.50 per share) was less than our trade price, and all other such note holders from that placement have either converted such notes into shares or elected to amend and extend their notes.   We had an overall net decrease in cash for the period of $779,344; the cash balance at the beginning of the fiscal quarter was $2,157,707 while the cash balance at the end of this quarter was $1,378,363.

During the quarter ended December 31, 2011 cash used in operating activities totaled $580,909. Most notably Accounts receivable increased by $240,564 during that quarter as a direct result of increased revenue from higher messaging volume.

Cash used in investing activities during the quarter ended December 31, 2011 totaled $136,344, of which $92,072 represented the capitalized internal costs of our software development, $5,282 represented equipment purchases, and $38,990 represented capitalized legal fees incurred in the process of applying for various patents on our technology.

Cash provided by financing activities amounted to $1,800,000 in that earlier fiscal quarter.  The Company received $1,300,000 from unrelated parties and $500,000 from a director for the first $2,000,000 private placement (Footnote 9 of the Notes to Condensed Consolidated Financial Statements.) We had an overall net increase in cash for the period of $1,082,747; the cash balance at the beginning of this earlier fiscal quarter was $523,801 while the cash balance at the end of the period was $1,606,548.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer  have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the fiscal quarter ended December 31, 2012 we identified a weakness requiring us to further enhance our existing internal controls over financial reporting that has materially affected, or is reasonably likely to affect materially, our internal controls over financial reporting.

We identified that our current banking product did not have the capabilities to support procedural protocols we had previously implemented. Due to the limitations of this product it was identified that a transaction could be authorized independently although dual authorizations may have been required pursuant to our instructions to the bank. We determined that a new commercial banking product was required.

Subsequent to the quarter ended December 31, 2012 we selected a new commercial banking product sufficient to meet our requirements and migrated our accounts.

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

Item 1A - Risk Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In January 2013, a Note holder elected to convert $100,000 of debt, together with $10,000 of accrued interest, into 220,000 shares of the Company’s common stock.

In February 2013, a Warrant holder exercised warrants to purchase 60,000 common shares for $15,000.

The offerings of the securities described in Item 2 were exempt from registration under Section 3(a)(9) (in the case of conversions and net-exercises) or Section 4(2) of the Securities Act of 1933.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 - Mine Safety Disclosures

No disclosure required.

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

Single Touch Systems Inc.

Date: February 14, 2013	By:	/s/ James Orsini
James Orsini, CEO and President
Principal Executive Officer

Date: February 14, 2013	By:	/s/ John Quinn
John Quinn, Chief Financial Officer
Principal Financial Officer