Form 10-Q
period 2013-03-31
SINGLE TOUCH SYSTEMS INC
filed 2013-05-15
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2013

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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2013: 132,945,480 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements March 31, 2013

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$924,350	$2,157,707
Accounts receivable - trade	1,182,697	1,085,840
Employee advances	3,188	-
Prepaid expenses	827,604	129,290

Total current assets	2,937,839	3,372,837

Property and equipment, net	183,430	228,499

Other assets
Capitalized software development costs, net	383,768	383,227
Intangible assets:
Patents	534,946	602,056
Patent applications cost	740,214	667,858
Software license	831,000	76,000
Deposit - related party	-	155,000
Other assets including security deposits	84,278	84,278

Total other assets	2,574,206	1,968,419

Total assets	$5,695,475	$5,569,755

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2013	2012

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,078,653	$768,263
Accrued expenses	211,020	200,591
Accrued compensation - related party	75,253	72,730
Current obligation on patent acquisitions	-	87,500
Convertible debentures - unrelated parties	-	294,241
Total current liabilities	1,364,926	1,423,325

Long-term liabilities
Deferred revenue	-	25,000
Convertible debenture - related party	556,439	527,512
Convertible debentures - unrelated parties	3,544,773	2,685,280
Total long-term liabilities	4,101,212	3,237,792

Total liabilities	5,466,138	4,661,117

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized;
none outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized,
132,945,480 shares issued and outstanding as of March 31, 2013
and 132,472,392 shares issued and outstanding as of September 30, 2012	132,945	132,472
Additional paid-in capital	128,050,287	125,425,617
Accumulated deficit	(127,953,895)	(124,649,451)

Total stockholders' equity	229,337	908,638

Total liabilities and stockholders' equity	$5,695,475	$5,569,755

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended			For the Six Months Ended
	March 31,			March 31,
	2013	2012		2013	2012

Revenue
Wireless applications	$1,808,836		$1,554,823	$3,756,114	$3,144,496

Operating Expenses
Royalties and application costs	776,540		654,310	1,660,333	1,417,631
Research and development	24,050		16,050	32,756	53,250
Compensation expense (including stock based compensation)*	635,203		679,961	2,390,541	1,373,784
Depreciation and amortization	160,148		163,604	314,934	319,075
General and administrative (including stock based compensation)*	1,006,158		577,778	2,073,682	1,108,448
	2,602,099		2,091,703	6,472,246	4,272,188

Loss from operations	(793,263)		(536,880)	(2,716,132)	(1,127,692)

Other Income (Expenses)
Interest income	20		11	41	36
Interest expense	(279,046)		(128,468)	(587,553)	(166,077)

Net (loss) before income taxes	(1,072,289)		(665,337)	(3,303,644)	(1,293,733)

Provision for income taxes	-		-	(800)	(800)

Net income (loss)	$(1,072,289)		$(665,337)	$(3,304,444)	$(1,294,533)

Basic and diluted loss per share	$(0.01)		$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding	132,646,727		130,182,392	132,558,602	130,316,818

* Details of stock based compensation included within:

Compensation Expense	$-	$		$1,109,720	$9,960
General and administrative	$190,421		$68,606	$487,243	$89,753
Total	$190,421		$68,606	$1,596,963	$99,713

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March 31,
	2013	2012

Cash Flows from Operating Activities
Net loss	$(3,304,444)	$(1,294,533)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	46,367	53,515
Amortization expense - software development costs	201,457	201,254
Amortization expense - patents	67,110	64,306
Amortization expense - discount of convertible debt	345,481	95,103
Stock based compensation	1,596,963	99,713
(Increase) decrease in assets
(Increase) decrease in accounts receivable	(96,857)	(160,384)
(Increase) decrease in employee advances	(3,188)
(Increase) decrease in prepaid expenses	(7,433)	7,011
(Increase) decrease in deposits and other assets		(4,799)
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	310,390	(249,816)
Increase (decrease) in accrued expenses	12,952	1,763
(Increase) decrease in deferred revenue	(25,000)	-
Increase (decrease) in accrued interest	106,471	70,974

Net cash used in operating activities	(749,731)	(1,115,893)

Cash Flows from Investing Activities
Patents and patent applications costs	(72,356)	(70,812)
Purchase of property and equipment	(1,297)	(29,370)
Capitalized software development costs	(201,998)	(207,068)
Payment on settlement regarding Anywhere software license	(600,000)	-

Net cash used in investing activities	$(875,651)	$(307,250)

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March 31,
	2013	2012

Cash Flows from Financing Activities
Proceeds from issuance of common stock	40,000	40,000
Proceeds from issuance of convertible debt - unrelated parties	688,000	1,500,000
Proceeds from issuance of convertible debt - related parties	-	500,000
Principal reduction on convertible debt	(200,000)	-
Expenditures relating to private offerings	(48,475)	-
Repayments on related party loans	-	-
Principal reduction on obligation on patent purchases	(87,500)	(87,500)

Net cash provided by (used in) financing activities	392,025	1,952,500

Net increase (decrease) in cash	(1,233,357)	529,357

Beginning balance - cash	2,157,707	523,801

Ending balance - cash	$924,350	$1,053,158

Supplemental Information:

Interest expense paid	$135,600	$-
Income taxes paid	$800	$800

Non-cash investing and financing activities:

For the six-months ended March 31, 2013

During the six months ended March 31,2013, the Company received $688,000 through the issuance of convertible debt including common stock warrants to purchase 1,376,000 shares of the Company's common stock at $0.25 per share. The Company recognized discounts against the principal amounts due totaling
$163,849 with an offsetting amount charged to equity. (See Note 9)

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

During the six months ended March 31, 2013, the Company's Executive Chairman granted an option to a third party to purchase a total of 5,750,000 shares of the Company's common stock personally owned by him. Of the 5,750,000 options granted, 3,750,000 have an exercise price of $0.295 per share and 2,000,000 have an exercise price of $0.48 per share. The options expire two years from date of grant. The options were granted in exchange for consulting services that directly benefit the
Company. Therefore, the Company recorded the fair value of the options granted of $847,300 to equity as contributed capital with an offset to prepaid expense. The $847,300 is being amortized to operations over the two year term of the consulting agreement (See Note 10).

During the six months ended March 31, 2013, the Company recognized stock-based compensation totaling $1,596,963 of which $950,818 was recognized on the vesting of 3,194,400 options, $489,726 was recognized as additional compensation on the November 30, 2012 modification of 17,134,334 previously granted options, and $156,419 from the above indicated amortization of prepaid consulting expense.

During the six months ended March 31 2013, the Company charged amortization of a beneficial conversion feature on convertible debt due to a Director of $3,996 to equity.

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

During the six-months ended March 31 2012, the Company agreed to modify the terms of warrants granted to a consultant under a new agreement replacing a prior agreement in June 2011 to purchase 1,000,000 shares of the Company's common stock. Under the modified terms, the exercise price was reduced from $0.80 per share to $0.40 per share, and the expiration date of the warrants was extended from June 14, 2014 to
December 14, 2014. The Company recognized compensation expense during the period of $53,600 on the modification.

During the six months ended March 31, 2012, the Company was granted a perpetual license to utilize the
Anywhere software. In consideration for the license, the Company agreed to pay $30,000 and issue 200,000 shares of its common stock. The license was valued at $76,000 (See Note 6). The $30,000 was paid in April 2012.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2013, and the results of its operations and cash flows for the three months and six-months ended March 31, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 filed with the Commission on January 2, 2013.

2.    Summary of Significant Accounting Policies

Reclassification

Certain reclassifications have been made to conform the 2012 amounts to the 2013 classifications for comparative purposes.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at March 31, 2013 were impaired.

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

During the three months ended March 31, 2013, the Company recognized stock-based compensation expense totaling $190,421, of which $85,960 was recognized through the vesting of 200,000 common stock options and $104.461was recognized as compensation during the period on the amortization of the fair value of 5,750,000 options granted personally by the Executive Chairman to a third-party consultant (See Note 10). During the six months ended March 31, 2013, the Company recognized stock-based compensation expense totaling $1,596,963, of which $950,818 was recognized through the vesting of 3,199,400 common stock options, $489,726 was recognized on the November 30, 2012 modification of certain options previously granted (See Note 12), and $156,419 was recognized as compensation during the period on the amortization of the fair value of 5,750,000 options granted personally by the Executive Chairman to a third-party consultant (See Note 10).

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended March 31, 2012, the Company recognized stock-based compensation expense totaling $99,713, of which $46,113 was recognized through the vesting of 1,000,000 common stock options and $53,600 was recognized as compensation on the modification of 1,000,000 warrants granted to a consultant under a new agreement replacing a prior agreement.

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2013 that have been excluded from the computation of diluted net loss per share amounted to  59,346,675 shares and include 19,426,675 warrants, 30,180,000 options and $4,870,000 of debt and accrued interest convertible into  9,740,,000 shares of the Company’s common stock.  Potential common shares as of March 31, 2012 that have been excluded from the computation of diluted net loss per share amounted to 57,124,613 shares and include 20,020,175 warrants, 32,980,000 options and $2,062,219 of debt and accrued interest convertible into 4,124,438 shares of the Company’s common stock. Potential common shares as of March 31, 2012 that have been excluded from the computation of diluted net loss per share total 57,124,613 shares and include 20,020,175 warrants, 32,980,000 options, and $2,062,219 of debt convertible into 4,124,438 shares of the Company’s common stock.

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

Of the Company’s revenue earned during the six months ended March 31, 2013 and 2012, approximately 99% were generated from contracts with eight customers covered under the Company’s master services agreement with AT&T.

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

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s financial position, results of operations, or cash flow.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.     Accounts Receivable

Accounts receivable consist of the following:

March 31,
2013
Due from customers	$1,185,575
Less allowance for bad debts	(2,878)
$1,182,697

4.     Property and Equipment

The following is a summary of property and equipment:

March 31,
2013
Computer equipment	$711,123
Equipment	46,731
Office furniture	127,670
885,524
Less accumulated depreciation	(702,094)
$183,430

Depreciation expense for the three months ended March 31, 2013 and 2012 was $23,022 and $23,874, respectively. Depreciation expense for the six months ended March 31, 2013 and 2012 was $46,367 and $53,515, respectively.

5.     Capitalized Software Development Costs

The following is a summary of capitalized software development costs:

March 31,
2013
Beginning balance	$383,227
Additions	201,998
Amortization	(201,457)
Charge offs	-
Ending balance	$383,768

Amortization expense for the three months ended March 31, 2013 was $103,571 and $107,500, respectively. Amortization expense for the six months ended March 31, 2013 was $201,457 and $201,254, respectively.

Amortization expense for the remaining estimated lives of these costs are as follows:

Year Ending March 31,
2013	$283,384
2014	100,384
$383,768

6.     Intangible Assets

Patents

The following is a summary of capitalized patent costs:

March 31,
2013
Patent costs	939,535
Amortization	(404,589)
$534,946

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization charged to operations for the three months ended March 31, 2013 and 2012 totaled $33,555 and $32,230, respectively Amortization charged to operations for the six months ended March 31, 2013 and 2012 totaled $67,110 and $64,306, respectively.

A schedule of amortization expense over the estimated life of the patents is as follows:

Year Ending December 31,
2013	$134,219
2014	134,219
2015	134,219
2016	118,754
2017	13,535
$534,946

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

On November 27, 2012, the Company entered into a Settlement and Mutual Special Release with the Company’s Executive Chairman and agreed to pay him $755,000 for his full release from any claims related to the March 30, 2012 Soapbox agreement and included a perpetual exclusive license to utilize “Anywhere.” The $755,000 was capitalized and included in the cost of the software license. In connection with paying its Executive Officer, the Company inadvertently overpaid $25,118, which was repaid upon discovery.

7.     Income Taxes

As of March 31, 2013, the Company has a net operating loss carryover of approximately $44,300,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2033, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” We had no material unrecognized income tax assets or liabilities for the six months ended March 31 2013 or for the six months ended March 31, 2012.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three and six months ended March 31, 2013 and 2012, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years beginning on or after October 1, 2007 or California state income tax examination by tax authorities for years beginning on or after October 1, 2006. We are not currently involved in any income tax examinations.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The provisions for income tax expense for the six months ended March 31, 2013 and 2012 are as follows:

	2013	2012
Current
Federal	$-	$-
State	800	800
Total income tax expense	$800	$800

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

Interest accrued and charged to operations for the three months ended March 31, 2013 and 2012 on this patent obligation totaled $0 and $2,566, respectively. Interest accrued and charged to operations for the six months ended March 31, 2013 and 2012 on this patent obligation totaled $0 and $8,754, respectively.

9.    Convertible Debt

During the months of November and December 2011, the Company received a total of $1,800,000 in consideration for issuing convertible notes and warrants to purchase 3,600,000 shares of the Company’s common stock to seven investors including a Company director.  In February 2012, the Company received from two investors an additional $200,000 in consideration for issuing convertible notes and warrants to purchase 400,000 shares of the Company’s common stock. The notes bear interest at a rate of 10% per annum. Under the original terms of the convertible notes, principal and accrued interest were fully due one year from the respective date of each loan but could be extended by mutual consent of the holder and the Company. Outstanding principal and the first year’s accrued interest are convertible into shares of the Company’s common stock at a conversion rate of $0.50 per share. In September 2012, holders of nine notes with a face amount of $1,700,000 agreed to modify the terms of their notes and extend the maturity date of their notes to August 31, 2014. Of the remaining notes with a face value of $300,000, $200,000 matured and was paid in December 2012, and $100,000 that would otherwise have matured and been payable in in February 2013 was converted, together with $10,000 of interest, into 220,000 shares of the Company’s common stock in February 2013. The expiration dates of common stock warrants issued in connection with the modified notes were also extended to September 7, 2015. The modification of the terms of the convertible debt did not extinguish any portion of debt; therefore no gain or loss was recorded due to the modifications.

In connection with the Company’s second private offering dated September 7, 2012, the Company received a total of $3,000,000 in consideration for issuing convertible notes and warrants to purchase 6,000,000 shares of the Company’s common stock to 64 investors.  The notes bear interest at a rate of 10% per annum, and interest is payable semi-annually. Principal and any unpaid accrued interest are fully due two years from the respective date of each loan. Outstanding principal is convertible into shares of the Company’s common stock at a conversion rate of $0.50 per share. The aforementioned warrants are fully exercisable into common shares commencing on the date of each loan at a price of $0.25 per share and expire three years from the respective date of grant. The Company was required and did file a registration statement pertaining to the securities issued through the second private offering on February 6, 2013. The registration statement is to be effective within 90 days of its filing date. The registration statement was declared effective on April 30, 2013.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest accrued on the above convertible debt and charged to operations for the three months ended March 31, 2013 and 2012 was $117,479 and $46.575 respectively. Interest accrued on the above convertible debt and charged to operations for the six months ended March 31, 2013 and 2012 was $242,071 and $62,219 respectively.

Amortization of the discounts for the three months ended March 31, 2013 totaled $163,590 of which $161,567 was charged to interest expense and $2,023 was charged to equity. Amortization of the discounts for the three months ended March 31, 2012 totaled $108,226 of which $79,326 was charged to interest expense and $28,900 was charged to equity.

Amortization of the discounts for the six months ended March 31, 2013 totaled $349,477 of which $345,481 was charged to interest expense and $3,996 was charged to equity. Amortization of the discounts for the six months ended March 31, 2012 totaled $128,191 of which $95,103 was charged to interest expense and $33,088 was charged to equity.

The balance of these convertible notes at March 31, 2013 is as follows:

Principal balance	$4,700,000
Accrued interest	262,265
4,962,265
Less discount	(861,053)
4,101,212
Less current portion	-
Long-term portion	$4,101,212

The following are maturities of the principal balance of the convertible debt:

December 31,
2014	4,700,000
$4,700,000

10.   Related Party Transactions

As discussed in Note 9, a Company director provided $500,000 of the $5,000,000 received in the Company’s convertible debt issuances. As part of the consideration received for the $500,000, the director received warrants to purchase 1,000,000 common shares of the Company’s common stock for a period of three years at a price of $0.25 per share. The $500,000 note, as well as the first year’s interest on the note, is convertible into the Company’s common shares at a conversion rate of $0.50 per share.

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

On November 30, 2012, the Company’s Executive Chairman agreed to modify the terms of common stock options previously granted to him. Under the modified terms, options granted to originally purchase 50,000 common shares with an exercise price of $1.375 per share were reduced to 40,000 common stock options with an exercise price of $0.469 per share and options granted to originally purchase 4,200,000 common shares with an exercise price of $0.90 per share were reduced to 3,570,000 common stock options with an exercise price of $0.469 per share.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended December 31, 2012, the Company's Executive Chairman granted an option to a third party to purchase a total of 5,750,000 shares of the Company’s common stock owned personally by him. Of the 5,750,000 options granted, 3,750,000 have an exercise price of $0.295 per share and 2,000,000 have an exercise price of $0.48 per share. The options expire two years from date of grant.  The options were granted in exchange for consulting services that directly benefit the Company. The Company therefore recorded the fair value of the options granted of $847,300 to equity as contributed capital with an offset to prepaid expense. The $847,300 is being amortized to operations over the two year term of the consulting agreement. During the three months ended December 31, 2012, the amortized portion of the prepaid expense that charged to operations totaled $51,957, and during the three months ended March 31, 2013 another $104,462 was charged to operations.

On November 29, 2012, the Company granted Stephen Baksa, a Director, 200,000 stock options exercisable at $0.389 per share, which fully vested on date of grant.

On December 6, 2012, the Company granted its Executive Chairman 2,099,400 stock options exercisable at $0.469 per share, which fully vested on date of grant.

On December 10, 2012, the Company granted Jonathan Sandelman, a Director, 200,000 stock options exercisable at $0.446 per share, which fully vested on date of grant.

On March 29, 2013, the Company granted Peter Holden, a Director, 200,000 stock options exercisable at $0.687 per share, which fully vested on date of grant.

11.   Fair Value

The Company’s financial instruments at March 31, 2013 consist principally of convertible debentures. Convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of convertible debentures based on the effective yields of similar obligations.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

March 31, 2013:
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Convertible debentures	-	$4,101,212	-	$4,101,212

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the three months ended March 31, 2013, the Company issued 160,000 shares of its common stock to two investors on the exercise of 160,000 warrants. The Company received $40,000 on the exercise.

During the three months ended March 31, 2013, the Company issued a Director 220,000 shares on the conversion of debt and accrued interest due him totaling $110,000.

During the three months ended March 31, 2013, the Company issued another Director 93,088 common shares on the cashless exercise of 300,000 options.

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

Options

In November 2012, the Company modified the terms of stock options granted to certain employees, officers, directors, and active third-party service providers. Under the modified terms, the Company reduced the number of shares to be purchased under these option grants from a total of 17,134,334 shares to a total of 14,534,934 shares with a reduction in the purchase price on these grants from original prices ranging from $1.375 to $0.90 per share to $0.469 per share. A breakdown of the modified grants is as follows

	Shares under	Shares under
	Original	Modified
	Grant	Grant
Employees	5,809,334	4,914,934
Officers and directors	11,300,000	9,600,000
Outside legal counsel	25,000	20,000
	17,134,334	14,534,934

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 29, 2013, the Company granted options to a Director to purchase 200,000 shares of the Company common stock at a purchase price of $0.6870 per share expiring five years from date of grant. The 200,000 options were valued at $85,960 under a Binomial Option Model using a trading price of $0.67 per share, a risk free interest rate of 0.76%, and volatility of 97.10%. The options immediately vest and the $85.960 was fully charged to operations on the date of grant.

A summary of outstanding stock warrants and options is as follows:

	Number		Weighted Average
	of Shares		Exercise Price
Outstanding – September 30, 2012	55,326,595		$.75
Granted	19,020,414	(1)	$.42
Exercised	-		$-
Cancelled	(18,884,334	)(2)	$(.92)
Outstanding – December 31, 2012	55,462,675		$.55
Granted	200,000		$.69
Exercised	(460,000)		$(09)
Cancelled	(5,596,000)		$(.36)
Outstanding – March 31, 2013	49,606,675		$.59

Of the 49,606,675 options and warrants outstanding, 41,107,341 are fully vested and currently available for exercise.  In addition, as many as 9,740,000 of shares can be issued on the conversion and debt and certain interest as of March 31, 2013.

(1)	Includes modified option grants to purchase 14,534,934 common shares pursuant to the November 2012 agreement.
(2)	Includes modified option grants reducing 17,134,334 common shares pursuant to the November 2012 agreement.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.   Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California; Rogers, Arkansas; Jersey City, New Jersey; and Boise, Idaho. The Encinitas lease expires on May 31, 2013. The Rogers office is leased for a term of five years, effective January 1, 2012. The Boise lease expired on October 14, 2012, and is currently being leased on a month-to-month basis.  The Jersey City lease expires on June 30, 2016, and the Company has the option to lease the Jersey City offices for an additional five years. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses.  Rent expense for the three months ended March 31, 2013 and 2012 was $53,820 and $53,176, respectively. Rent expense for the six months ended March 31, 2013 and 2012 was $107,640 and $98,468, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of March 31, 2013 for the next five years and in the aggregate are:

2014	$154,209
2015	156,889
2016	159,591
2017	63,397
$534,086

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

14.   Subsequent Events

In April 2013, the Company issued 250,000 shares of its common stock through the exercise of 250,000 warrants at an exercise price of $0.08 per share.

In April 2013, the Company issued 100,000 shares of its common stock through a convertible note at a conversion price of $0.50 per share.

On May 1, 2013, the Company granted 200,000 options to a new director. The exercise price of the stock options is $0.705 per share.

On May 1, 2013, the Company isued 124,000 shares of its common stock through a convertible note at a conversion price of $0.50 per share.

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

Conventional Convertible Debt
When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). We record a BCF as a debt discount pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options.” In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. We amortize the discount to interest expense (if the debt is due to an unrelated party) or equity (if the debt is due to a related party) over the life of the debt using the effective interest method.

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

“For the first time in history with near 322 million wireless subscribers in the USA, wireless penetration exceeds the U.S. population” (1)

“One billion smartphones will be shipped globally this year” (2)

“Americans now spend an average of 158 minutes every day on their smartphones and tablets” (3)

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

“Mobile now accounts for 12 percent of Americans’ media consumption time, triple its share in 2009” (4)

Our relationship with AT&T Services, Inc., through which we retain multiple client relationships, represents nearly all of our reported revenue in the fiscal years ended in 2011 and 2012. The bulk of that revenue comes from notifications sent on behalf of 4 separate Walmart corporate programs. These programs and related services continue to develop nationwide, and we continue to experience increasing activity in these programs that have caused our AT&T revenues to grow.

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

We have assigned 16 of our 18 and all of our intellectual property rights to Single Touch R&D IP, Inc a wholly owned subsidiary that will conduct all research, development, patent filings, patent maintenance and that will continue to identify, notify, and, where circumstances warrant, enforce against companies we believe may be infringing on the intellectual property protected by our growing patent portfolio under the guidance of our Executive Chairman.

As we expand operational activities, we may continue to experience operating losses and/or negative cash flows from operations and may be required to obtain additional financing to fund operations.

Throughout our history our operations have been constrained by our ability to raise funds, and our liquidity has been an ongoing issue. We have received debt and equity investments both from insiders and from private investors. We have always had negative cash flows from operations and net operating losses, although the size of the net operating losses has been magnified by a variety of non-cash accounting charges. As we expand operational activities, we may continue to experience operating losses and/or negative cash flows from operations and may be required to obtain additional financing to fund operations. There can be no assurance that we will be able obtain additional financing, if at all or upon terms that will be acceptable to us.

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

(1)	Source: June 2012 CTIA Semi Annual Wireless Survey
(2)	Source: Gartner report 4/4/13
(3)	Source: Flurry report 4/13/13
(4)	Source: eMarketer report 10/23/12

Results of Operations

Results of Operations for the Three Months Ended March 31, 2013 and 2012

During the three months ended March 31, 2013, the Company had an increase in revenue of approximately 16% over revenue generated during the quarter ended March 31, 2012 ($1,808,836 in 2013 compared to $1,554,823 in 2012).   The growth, all of which is organic, is attributable to continuing mobile adoption and new programs for existing and new client relationships. The Company’s net loss for the fiscal quarter ended March 31, 2013 was $1,072,289.  This is higher than the net loss incurred during the fiscal quarter ended March 31, 2012 of $655,337.  Under the metrics employed by management to evaluate the underlying business explained below, Adjusted EBITDA, that underlying loss, $442,694 for the quarter ended March 31, 2013, was $138,024 more than that for the quarter ended March 31, 2012.

We define Adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal quarters ended March 31, 2013 and 2012 follows:

	For the Three Months Ended March 31,

	2013			2012			GAAP		Adjusted EBITDA
		Adjust-	Adjusted		Adjust-	Adjusted	Change		Change
	GAAP	ments	EBITDA	GAAP	ments	EBITDA	$	%	$	%

Revenue
Wireless Applications	$1,808,836		$1,808,836	$1,554,823		$1,554,823	$254,013	16%	$254,013	16%

Operating Expenses
Royalties and Application Costs	$776,540		$776,540	$654,310		$654,310	$122,230	19%	$122,230	19%
Research and Development	$24,050		$24,050	$16,050		$16,050	$8,000	50%	$8,000	50%
Compensation expense (including			$-			$-
stock-based compensation)	$635,203		$635,203	$679,961		$679,961	$(44,758)	-7%	$(44,758)	-7%
Depreciation and amortization	$160,148	$(160,148)	$-	$163,604	$(163,604)	$-	$(3,456)	-2%
General and administrative (including			$-			$-
stock-based compensation)	$1,006,158	$(190,421)	$815,737	$577,778	$(68,606)	$509,172	$428,380	74%	$306,565	60%
	$2,602,099	$(350,569)	$2,251,530	$2,091,703	$(232,210)	$1,859,493	$510,396	24%	$392,037	21%

Loss from Operations/Adjusted EBITDA	$(793,263)	$350,569	$(442,694)	$(536,880)	$232,210	$(304,670)	$(256,383)	48%	$(138,024)	45%

Royalties and Application Costs represent the direct out-of-pocket costs associated with revenue. Royalties and Application Costs vary substantially in line with revenue and totaled $776,540 in 2013, compared to $654,310 in 2012, an increase of 19%.   Royalties and Application Costs as a percentage of revenue increased by 1%, from 42% to 43% from the quarter ended March 31, 2012 to that for 2013, attributable to the composition of message types.

Research and Development expense increased from $16,050 in 2012 to $24,050 in 2013 while adjusted Compensation expense decreased from $679,961 to $635,203.  The modest increase to the former reflects the variance throughout any given fiscal year of the innovation process. Similarly, reduced adjusted Compensation expense represents a more targeted focus on the expansion of our existing mobile messaging and marketing business, as well as efficiencies gained from staff and from the expanded management team now in its second year with the Company.

General and administrative expenses for the quarter ended March 31, 2013 and 2012, both on a GAAP and on an Adjusted EBITDA basis, consist of the following:

	For the Three Months Ended March 31,

	2013			2012			GAAP		Adjusted EBITDA
		Adjust-	Adjusted		Adjust-	Adjusted	Change		Change
	GAAP	ments	EBITDA	GAAP	ments	EBITDA	$	%	$	%

Professional Fees	$439,859		$439,859	$181,818	$(15,006)	$166,812	$258,041	142%	$273,047	164%
Travel	$81,044		$81,044	$80,386		$80,386	$658	1%	$658	1%
Consulting expense	$323,865	$(190,421)	$133,444	$166,895	$(53,600)	$113,295	$156,970	94%	$20,149	18%
Office rent	$53,820		$53,820	$53,145		$53,145	$675	1%	$675	1%
Insurance expense	$46,230		$46,230	$31,894		$31,894	$14,336	45%	$14,336	45%
Equipment lease	$-		$-			$-	$-		$-
Trade shows	$17,537		$17,537	$3,995		$3,995	$13,542	339%	$13,542	339%
Telephone	$15,220		$15,220	$19,419		$19,419	$(4,199)	-22%	$(4,199)	-22%
Office expense	$13,118		$13,118	$9,862		$9,862	$3,256	33%	$3,256	33%
Other	$15,465		$15,465	$30,364		$30,364	$(14,899)	-49%	$(14,899)	-49%
Total General and Administrative Expenses	$1,006,158	$(190,421)	$815,737	$577,778	$(68,606)	$509,172	$428,380	74%	$306,565	60%

The increase in adjusted Professional Fees, from $166,812 in 2012 to $439,859 in 2013, reflects amounts paid to external attorneys, who have been engaged to represent us in litigation and other intellectual property initiatives we have commenced and with increased efforts relating to our compliance and filings for our most recent financings and past financings.

Travel expense was relatively unchanged over the two periods, increasing only $658 while adjusted Consulting expense increased $20,149 over the two periods.  Outside counsel, management, and consultants are regularly engaged both in active intellectual property monetization efforts, as well as with the development of our existing, underlying business.   Insurance expense increased $14,336, and expenses related to Trade shows increased $13,542.   An increased Board size and composition of outside directors, together with a growing business and market capitalization, precipitated the former while the need to communicate with current and prospective holders of our securities and new business efforts led to the latter.

Results of Operations for the Six Months Ended March 31, 2013 and 2012:

Revenues increased 19%, from $3,144,496 for the six months ended March 31, 2012 to $3,756,114 for the six months ended March 31, 2013.    Net loss increased from $1,294,533 from the earlier to $3,304,444 for the later period, but the loss on an Adjusted EBITDA basis increased at a much lesser rate, $95,061.  A table summarizing Loss from Operations and Adjusted EBITDA for the two six-month periods follows:

	For the Six Months Ended March 31,

	2013			2012				GAAP		Adjusted EBITDA
		Adjust-	Adjusted		Adjust-	Adjusted		Change		Change
	GAAP	ments	EBITDA	GAAP	ments	EBITDA		$	%	$	%

Revenue
Wireless Applications	$3,756,114	$-	$3,756,114	$3,144,496	$-	$3,144,496		$611,618	19%	$611,618	19%

Operating Expenses
Royalties and Application Costs	$1,660,333	$-	$1,660,333	$1,417,631	$-	$1,417,631		$242,702	17%	$242,702	17%
Research and Development	$32,756	$-	$32,756	$53,250	$-	$53,250		$(20,494)	-38%	$(20,494)	-38%
Compensation expense (including
stock-based compensation)	$2,390,541	$(1,109,720)	$1,280,821	$1,373,784	$(9,690)	$1,364,094	*	$1,016,757	74%	$(83,273)	-6%
Depreciation and amortization	$314,934	$(314,934)	$-	$319,075	$(319,075)	$-		$(4,141)	-1%
General and administrative (including
stock-based compensation)	$2,073,682	$(487,243)	$1,586,439	$1,108,448	$(89,753)	$1,018,695	*	$965,234	87%	$567,744	56%
	$6,472,246	$(1,911,897)	$4,560,349	$4,272,188	$(418,518)	$3,853,670		$2,200,058	51%	$706,679	18%

Loss from Operations/Adjusted EBITDA	$(2,716,132)	$1,911,897	$(804,235)	$(1,127,692)	$418,518	$(709,174)		$(1,588,440)	141%	$(95,061)	13%

Royalties and Application Costs increased 17% over the two periods. The lesser rate of growth in these costs reflects operating leverage, partially fixed costs that do not increase with volume, and some vendor renegotiations.

Adjusted Compensation expense was reduced $83,273 (6%) over the two periods, reflecting staffing more focused on key strategic initiatives, emphasizing intellectual property monetization and management and development of new business.

A table of General and administrative for the two six-month periods follows:

	For the Six Months Ended March 31,

	2013				2012				GAAP		Adjusted EBITDA
		Adjust-	Adjusted			Adjust-	Adjusted		Change		Change
	GAAP	ments	EBITDA		GAAP	ments	EBITDA		$	%	$	%

Professional Fees	$777,492	$(1,894)	$775,598	*	$348,778	$(30,012)	$318,766	*	$428,714	123%	$456,832	143%
Travel	$248,887	$-	$248,887		$219,227	$-	$219,227		$29,660	14%	$29,660	14%
Consulting expense	$761,344	$(485,349)	$275,995	*	$273,820	$(59,741)	$214,079	*	$487,524	178%	$61,916	29%
Office rent	$107,640	$-	$107,640		$98,436	$-	$98,436		$9,204	9%	$9,204	9%
Insurance expense	$75,199	$-	$75,199		$60,050	$-	$60,050		$15,149	25%	$15,149	25%
Equipment lease	$-	$-	$-		$-	$-	$-		$-		$-
Trade shows	$18,327	$-	$18,327		$15,995	$-	$15,995		$2,332	15%	$2,332	15%
Telephone	$27,945	$-	$27,945		$31,029	$-	$31,029		$(3,084)	-10%	$(3,084)	-10%
Office expense	$24,837	$-	$24,837		$17,918	$-	$17,918		$6,919	39%	$6,919	39%
Other	$32,011	$-	$32,011		$43,195	$-	$43,195		$(11,184)	-26%	$(11,184)	-26%
Total General and Administrative Expenses	$2,073,682	$(487,243)	$1,586,439		$1,108,448	$(89,753)	$1,018,695		$965,234	87%	$567,744	56%

*	Adjustment represents the elimination of stock-based compensation recorded in accordance with GAAP but not considered in the calculation of Adjusted EBITDA.

Adjusted General and administrative expense increased $567,744 (56%) over the two periods. An increase in professional fees of  $456,832, or 143%, represented the large majority of this and is comprised of legal fees for intellectual property monetization efforts and registering all recent offerings and keeping current registrations for all prior ones.   The rise in adjusted Consulting expense of $61,916, or 29%, was related to capital markets outreach programs.

Liquidity and Capital Resources

At March 31, 2013, we had total assets of $5,695,475 and total liabilities of $5,446,138. As of September 30, 2012, we had total assets of $5,569,755 and total liabilities of $4,661,117. The increase in assets is largely due to the increase in Prepaid expenses of $698,314, mostly due to a non-monetary payment by our Executive Chairman as contribution to capital and a Software license expenditure of $755,000, a settlement with our Executive Chairman for our Anywhere platform since September 30, 2012.  Cash has decreased $1,233,357 due roughly in equal measure to the underlying loss for the six-month period and the Anywhere settlement.

The increase in liabilities ($805,021) in the six months since September 30, 2012 is largely due to the increase in Accounts payable ($310,390) with the balance attributable to our Convertible debenture issuances and redemptions.   The increase in Accounts Payable is largely related to our intellectual property monetization efforts.  During the fiscal half year ended March 31, 2013 cash used in operating activities totaled $749,731. The most notable adjustment, when reconciling Net loss to Net cash used in operating activities, was the $1,596,963 non-cash charge for Stock-based compensation, which reduced Net loss for GAAP purposes but which we exclude from the calculation of Adjusted EBITDA.

Cash used in investing activities for the six months ended March 31, 2013 totaled $875,651, of which $201,998 represented the capitalized internal costs of our software development, $72,356 represented capitalized legal fees incurred in the process of applying for various patents on our technology, $1,297 represented purchases of physical equipment, and $600,000 was part of the Anywhere settlement. We continue to invest in physical and intellectual property that will separate us from competitors and allow us to continue to expand our mobile communications/advertising offering, and with the Anywhere payment and settlement all parties that might otherwise have made related claims are foreclosed from doing so.

Cash provided from financing activities for the six months ended March 31, 2013 amounted to $392,025.  The Company received $688,000 through the issuance of the final tranche of convertible debt and related warrants of its $3,000,000 most recent private placement and paid $48,475 in cash relating to that placement. The Company also received $40,000 from share issuances.  We paid the final $87,500 remaining on our patent purchase obligation and repaid $200,000 of principal, together with $20,000 of interest, to the one note holder from our first $2,000,000 private placement.  This note holder converted its note at a time when the conversion price ($0.50 per share) was less than our stock price, and all other such note holders from that placement have either converted such notes into shares or elected to amend and extend their notes.   We had an overall net decrease in cash for the period of $1,233,357; the cash balance at the beginning of the current fiscal year was $2,157,707 while the cash balance at the end of this six-month period was $924,350.

During the six months ended March 31, 2012 cash used in operating activities totaled $1,115,893.  Accounts receivable increased by $201,254 while Accounts payable decreased $249,816 during that earlier period.

Cash used in investing activities during the six months ended March 31, 2012 totaled $307,250, of which $207,068 represented the capitalized internal costs of our software development, $29,370 represented equipment purchases, and $70,812 represented capitalized legal fees incurred in the process of applying for various patents on our technology.

Cash provided by financing activities amounted to $1,952,500 in that earlier six-month period ended March 31, 2012.  The Company received $1,500,000 from unrelated parties and $500,000 from a director for the first $2,000,000 private placement. The Company also received $40,000 from share issuances and paid $87,500 on a prior patent purchase obligation.  We had an overall net increase in cash for the earlier six-month period of $529,357; the cash balance at the beginning of the earlier fiscal year was $523,801 while the cash balance at the end of the period was $1,053,158.

Over the next twelve months we believe that existing capital and anticipated funds from operations may be sufficient to sustain our current level of operations.  Inasmuch as the Company is pursuing the monetization of its intellectual property, which plans are subject to change, additional external financing relating to such efforts will be required. In addition, increased acceleration in our organic business and/or other economic influences might also necessitate other financing. There can be no assurance that we will be able obtain additional financing, if at all or upon terms that will be acceptable to us. There can, moreover, be no assurance of when, if ever, our operations become profitable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer  have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act reports is (1) recorded, processed, summarized and reported within the periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the quarter ended March 31, 2013 we implemented further controls relating to our new commercial banking product.  In prior quarters, we had determined that our then existing banking product did not have the capabilities to support procedural protocols we had previously implemented.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Under the oversight of the Audit Committee, Management will continue to review and make any changes it deems necessary to the overall design of the Company’s internal control over financial reporting, including implementing improvements in policies and procedures. We are committed to a proper internal control environment and will continue to implement measures to improve the Company’s internal control over financial reporting in response to our continued operational development.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On February 21, 2012, we filed a complaint against Zoove Corporation in the United States District Court, Northern District of California. The complaint alleges patent infringement, in which we seek preliminary and permanent injunctive relief as well as damages resulting from Zoove’s infringement of U.S. Patent No. 7,813,716 and U.S. Patent No. 8,041,341. The Complaint has been served, and Zoove has filed an answer. We had a case management conference on June 25, 2012. We filed our Claim Construction Brief on December 20, 2012, and are currently in the claim construction period. A claim construction hearing was held on February 20, 2013 and we are awaiting a Court decision.

Item 1A - Risk Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In February 2013, a Warrant holder exercised warrants to purchase 100,000 common shares for $25,000.

In April 2013, a Note holder elected to convert $50,000 of debt into 100,000 shares of the Company’s common stock.

The offerings of the securities described in Item 2 were exempt from registration under Section 3(a)(9) (in the case of conversions and net-exercises) or Section 4(2) of the Securities Act of 1933.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 – Mine Safety Disclosures

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

Single Touch Systems Inc.

Date: May 15, 2013	By:	/s/ James Orsini
James Orsini, CEO and President
Principal Executive Officer

Date: May 15, 2013	By:	/s/ John Quinn
John Quinn, Chief Financial Officer
Principal Financial Officer