Form 10-Q
period 2013-06-30
SINGLE TOUCH SYSTEMS INC
filed 2013-08-06
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2013

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

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2013: 135,755,980 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements June 30, 2013

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$665,884	$2,157,707
Accounts receivable - trade	1,283,459	1,085,840
Employee advances	3,316	-
Prepaid expenses	815,480	129,290

Total current assets	2,768,139	3,372,837

Property and equipment, net	249,789	228,499

Other assets
Capitalized software development costs, net	373,223	383,227
Intangible assets:
Patents	501,391	602,056
Patent applications cost	755,619	667,858
Software license	831,000	76,000
Deposit - related party	-	155,000
Other assets including security deposits	84,278	84,278

Total other assets	2,545,511	1,968,419

Total assets	$5,563,439	$5,569,755

See accompanying notes.

SINGLE TOUCH SYSTEMS INC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2013	2012

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,356,107	$768,263
Accrued expenses	230,970	200,591
Accrued compensation - related party	73,260	72,730
Current obligation under capital lease	19,568	-
Current obligation on patent acquisitions	-	87,500
Convertible debentures - unrelated parties	-	294,241
Total current liabilities	1,679,905	1,423,325

Long-term liabilities
Deferred revenue	-	25,000
Obligation under capital lease	33,543	-
Convertible debenture - related party	570,979	527,512
Convertible debentures - unrelated parties	3,033,545	2,685,280
Total long-term liabilities	3,638,067	3,237,792

Total liabilities	5,317,972	4,661,117

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized;
none outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized,
135,755,980 shares issued and outstanding as of June 30, 2013
and 132,472,392 shares issued and outstanding as of September 30, 2012	135,756	132,472
Additional paid-in capital	129,326,641	125,425,617
Accumulated deficit	(129,216,930)	(124,649,451)

Total stockholders' equity	245,467	908,638

Total liabilities and stockholders' equity	$5,563,439	$5,569,755

See accompanying notes.

SINGLE TOUCH SYSTEMS INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue
Wireless applications	$1,924,472	$1,585,195	$5,680,586	$4,729,691

Operating Expenses
Royalties and application costs	804,937	776,881	2,465,270	2,194,512
Research and development	13,264	17,236	46,020	70,486
Compensation expense (including stock based
compensation)*	764,559	959,195	3,155,100	2,332,979
Depreciation and amortization	163,292	179,534	478,227	498,609
General and administrative (including stock based compensation) *	950,488	478,707	3,024,169	1,587,120
	2,696,540	2,411,553	9,168,786	6,683,706

Loss from operations	(772,068)	(826,358)	(3,488,200)	(1,954,015)

Other Income (Expenses)
Interest income	20	-	61	-
Interest expense	(490,987)	(144,380)	(1,078,540)	(310,457)

Net (loss) before income taxes	(1,263,035)	(970,738)	(4,566,679)	(2,264,472)

Provision for income taxes	-	-	(800)	(800)

Net income (loss)	$(1,263,035)	$(970,738)	$(4,567,479)	$(2,265,272)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding	134,185,887	131,710,414	133,101,030	130,779,655

* Details of stock based compensation included within:

Compensation Expense	$144,244	$290,528	$1,253,964	$290,528
General and administrative	$209,517	$-	$696,760	$90,022
Total	$353,761	$290,528	$1,950,724	$380,550

See accompanying notes.

SINGLE TOUCH SYSTEMS INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	June 30,
	2013	2012

Cash Flows from Operating Activities
Net loss	$(4,567,479)	$(2,265,272)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	68,833	82,574
Amortization expense - software development costs	308,730	319,498
Amortization expense - patents	100,664	96,537
Amortization expense - discount of convertible debt	727,704	188,282
Stock based compensation	1,950,724	380,550
(Increase) decrease in assets
(Increase) decrease in accounts receivable	(197,620)	(190,644)
(Increase) decrease in employee advances	(3,316)	-
(Increase) decrease in prepaid expenses	(100,932)	2,309
(Increase) decrease in deposits and other assets	-	(3,847)
Increase (decrease) in liabilities
Increase (decrease) in accounts payable	567,131	(478,443)
Increase (decrease) in accrued expenses	30,910	15,623
Increase (decrease) in deferred revenue	(25,000)	25,000
Increase (decrease) in accrued interest	167,487	122,174

Net cash used in operating activities	(972,164)	(1,705,659)

Cash Flows from Investing Activities
Patents and patent applications costs	(87,761)	(113,902)
Purchase of property and equipment	(16,297)	(29,370)
Capitalized software development costs	(298,726)	(321,345)
Payment on settlement regarding Anywhere software license	(600,000)	(30,000)

Net cash used in investing activities	$(1,002,784)	$(494,617)

See accompanying notes.

SINGLE TOUCH SYSTEMS INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	June 30,
	2013	2012

Cash Flows from Financing Activities
Proceeds from issuance of common stock	131,100	318,000
Proceeds from issuance of convertible debt - unrelated parties	688,000	1,500,000
Proceeds from issuance of convertible debt - related parties	-	500,000
Principal reduction on convertible debt	(200,000)	-
Expenditures relating to private offerings	(48,475)	-
Repayments on related party loans	-	-
Principal reduction on obligation on patent purchases	(87,500)	(87,500)

Net cash provided by (used in) financing activities	483,125	2,230,500

Net increase (decrease) in cash	(1,491,823)	30,224

Beginning balance - cash	2,157,707	523,801

Ending balance - cash	$665,884	$554,025

Supplemental Information:
Interest expense paid	$183,349	$-
Income taxes paid	$800	$800

Non-cash investing and financing activities:

For the nine months ended June 30, 2013

During the nine months ended June 30,2013, the Company received $688,000 through the issuance of convertible debt including common stock warrants to purchase 1,376,000 shares of the Company's common stock at $0.25 per share. The Company recognized discounts against the principal amounts due totaling
$163,849 with an offsetting amount charged to equity. (See Note 10)

In connection with the above debt issuance, the Company paid placement fees that included cash totaling $48,475 and warrants to purchase 110,000 shares of the Company's common stock at $0.304 per share. The warrants were valued at $27,445. The total placement fee of $75,920 is recognized as a loan fee and is reflected in the balance sheet as an additional discount against the principal and accrued interest due on the underlying convertible debt. (See Note 10)

During the nine months ended June 30, 2013, the Company's Executive Chairman granted an option to a third party to purchase a total of 5,750,000 shares of the Company's common stock personally owned by him. Of the 5,750,000 options granted, 3,750,000 have an exercise price of $0.295 per share and 2,000,000 have an exercise price of $0.48 per share. The options expire two years from date of grant. The options were granted in exchange for consulting services that directly benefit the
Company. Therefore, the Company recorded the fair value of the options granted of $847,300 to equity as contributed capital with an offset to prepaid expense. The $847,300 is being amortized to operations over the two-year term of the consulting agreement (See Note 11).

See accompanying notes.

SINGLE TOUCH SYSTEMS INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Non-cash investing and financing activities (continued):

For the nine months ended June 30, 2013 - continued

During the nine months ended June 30, 2013, the Company recognized stock-based compensation totaling $1,950,724 of which $1,198,957 was recognized on the vesting of 6,449,000 options, $489,726 was recognized as additional compensation on the November 30, 2012 modification of 17,134,334 previously granted options, and $262,041 from the above indicated amortization of prepaid consulting expense.

During the nine months ended June 30, 2013, debt and accrued interest totaling $1,052,000 was converted into
2,104,000 shares the Company's common stock

During the nine months ended June 30, 2013, the Company received $131,100 in consideration for the exercise of 689,000 common-stock warrants.

During the nine months ended June 30, 2013, the Company issued 490,588 shares of its common stock to a former Director through the cashless exercise of 1,550,000 common-stock options

During the nine months ended September 30 2013, the Company charged amortization of a beneficial conversion feature on convertible debt due to a Director of $6,070 to equity.

For the nine months ended June 30, 2012

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

During the nine months ended June 30 2012, the Company agreed to modify the terms of warrants granted to a consultant under a new agreement replacing a prior June 2011 agreement to purchase 1,000,000 shares of the Company's common stock. Under the modified terms, the exercise price was reduced from $0.80 per share to $0.40 per share and the expiration date of the warrants was extended from June 14, 2014 to
December 14, 2014. The Company recognized compensation expense during the period of $53,600 on the modification.

During the nine months ended June 30, 2012, the Company was granted a perpetual license to utilize the
Anywhere software. In consideration for the license, the Company agreed to pay $30,000 and issue
200,000 shares of its common stock. The license was valued at $76,000 (See Note 6). The $30,000 was paid April 2012.

During the nine months ended June 30, 2012, the Company recognized stock based compensation of
$326,950 on the vesting of 4,000,000 options.

During the nine months ended June 30, 2012, the Company charged amortization of a beneficial conversion feature on convertible debt due to a Director of $57,193 to equity.

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization, History and Business

Single Touch Systems Inc. (the “Company”) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc. On May 12, 2008, the Company changed its name to Single Touch Systems Inc.

The Company offers its patented technologies via a modular, adaptable platform and a multi-channel messaging gateway to its customers, enabling them to reach consumers on all types of connected devices.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2013, and the results of its operations and cash flows for the three months and nine-months ended June 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 filed with the Commission on January 2, 2013.

2.     Summary of Significant Accounting Policies

Reclassification
Certain reclassifications have been made to conform the 2012 amounts to the 2013 classifications for comparative purposes.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Single Touch Systems Inc. and its wholly- owned subsidiaries, Single Touch Interactive, Inc., and Single Touch Interactive R&D IP, Inc. (formed in Nevada on October 8, 2012). Intercompany transactions and balances have been eliminated in consolidation.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets
The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at June 30, 2013 were impaired.

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

During the three months ended June 30, 2013, the Company recognized stock-based compensation expense totaling $353,761, of which $248,139 was recognized through the vesting of 3,250,000 common stock options and $105,622 was recognized as compensation during the period on the amortization of the fair value of 5,750,000 options granted personally by the Executive Chairman to a third-party consultant (See Note 11). During the nine months ended June 30, 2013, the Company recognized stock-based compensation expense totaling $1,950,724, of which $1,198,957 was recognized through the vesting of 6,499,000 common stock options, $489,726 was recognized on the November 30, 2012 modification of certain options previously granted (See Note 12), and $262,041 was recognized as compensation during the period on the amortization of the fair value of 5,750,000 options granted personally by the Executive Chairman to a third-party consultant (See Note 11).

During the nine months ended June 30, 2012, the Company recognized stock-based compensation expense totaling $380,550, of which $326,950 was recognized through the vesting of 4,000,000 common stock options and $53,600 was recognized as compensation on the modification of 1,000,000 warrants granted to a consultant under a new agreement replacing a prior agreement.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loss per Share
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2013 that have been excluded from the computation of diluted net loss per share amounted to 54,149,528 shares and include 17,158,528 warrants, 29,135,000 options and $3,928,000 of debt and accrued interest convertible into 7,856,000 shares of the Company’s common stock.  Potential common shares as of June 30, 2012 that have been excluded from the computation of diluted net loss per share amounted to 55,874,449 shares and include 18,670,175 warrants, 32,980,000 options and $2,112,137 of debt and accrued interest convertible into 4,224,274 shares of the Company’s common stock.

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

Of the Company’s revenue earned during the nine months ended June 31, 2013 and 2012, approximately 99% were generated from contracts with eight customers covered under the Company’s master services agreement with AT&T.

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

3.     Accounts Receivable

Accounts receivable consist of the following:
June 30,
2013
Due from customers	$1,286,337
Less allowance for bad debts	(2,878)
$1,283,459

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.     Property and Equipment

The following is a summary of property and equipment:
June 30,
2013
Computer equipment	$746,835
Equipment	46,731
Office furniture	127,670
Property held under capital
Lease	53,112
974,348
Less accumulated depreciation	(724,559)
$249,789

Depreciation expense for the three months ended June 30, 2013 and 2012 was $22,466 and $29,059, respectively. Depreciation expense for the nine months ended June 30, 2013 and 2012 was $68,833 and $82,574, respectively.

5.     Capitalized Software Development Costs

The following is a summary of capitalized software development costs:
June 30,
2013
Beginning balance	$383,227
Additions	298,726
Amortization	(308,730)
Charge offs	-
Ending balance	$373,223

Amortization expense for the three months ended June 30, 2013 was $107,273 and $118,244, respectively. Amortization expense for the nine months ended June 30,, 2013 was $308,730 and $319,498, respectively.

Amortization expense for the remaining estimated lives of these costs are as follows:

Year Ending June 30,
2013	$251,191
2014	122,032
$373,223

6.     Intangible Assets

Patents
The following is a summary of capitalized patent costs:
June 30,
2013
Patent costs	939,535
Amortization	(438,144)
$501,391

Amortization charged to operations for the three months ended June 30, 2013 and 2012 totaled $33,555 and $32,231, respectively Amortization charged to operations for the nine months ended June 30, 2013 and 2012 totaled $100,664 and $96,537, respectively

A schedule of amortization expense over the estimated life of the patents is as follows:

Year Ending June 30,
2014	$134,219
2015	134,219
2016	134,219
2017	88,885
2018	9,849
$501,391

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

7.     Income Taxes

As of June 30, 2013, the Company has a net operating loss carryover of approximately $44,800,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2033, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” We had no material unrecognized income tax assets or liabilities for the nine months ended June 30 2013 or for the nine months ended June 30, 2012.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three and nine months ended June 30,  2013 and 2012, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years beginning on or after October 1, 2009 or California state income tax examination by tax authorities for years beginning on or after October 1, 2007. We are not currently involved in any income tax examinations.

The provisions for income tax expense for the nine months ended June 30, 2013 and 2012 are as follows:
	2013	2012
Current
Federal	$-	$-
State	800	800
Total income tax expense	$800	$800

8.     Capital Lease

The Company is the lessee of various computer equipment under a capital lease which expires in 2016. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of the assets under capital leases is included in depreciation expense.

Following is a summary of property held under the capital lease at June 30, 2013:

Computer equipment	$53,111

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Minimum future lease payments under the capital lease at June 30, 2013 for each of the next three years and in the aggregate are as follows:

Year Ending June 30,
2014	$20.519
2015	17,167
2016	17,167
Total minimum lease payments	$54,853
Less amount representing interest	(1,742)
Present value of net minimum lease payments	$53,111

The effective interest rate charged on the capital lease is approximately 2.25% per annum.

9.     Obligation on Patent Acquisitions

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

Interest accrued and charged to operations for the three months ended June 30, 2013 and 2012 on this patent obligation totaled $0 and $1,283, respectively. Interest accrued and charged to operations for the nine months ended June 30, 2013 and 2012 on this patent obligation totaled $0 and $10,037, respectively.

10.  Convertible Debt

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

In connection with the second private offering, the Company incurred offering costs totaling $424,843 including the fair value of warrants issued to the Placement Agent to purchase 479,920 shares of the Company’s common stock at a purchase price of $0.304 per share. The value of the warrants of $166,319 was calculated using the Binomial Option model with a risk-free interest rates ranging from 0.31% to 0.34%, volatility ranging from 94.17% to 95.23%, and trading prices ranging from $0.28 to $0.33 per share. The $424,843 is being amortized over the two-year term of the related debt using the effective interest method.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended June 30, 2013, the Note holders converted debt and accrued interest totaling $1,052,000 into 2,104,000 shares of the Company’s common stock and exercised warrants for the issuance of 689,000 common shares. The Company received a total of $131,100 on the exercise of the warrants.

Interest accrued on the above convertible debt and charged to operations for the three months ended June 30, 2013 and 2012 was $108,765 and $49,918 respectively. Interest accrued on the above convertible debt and charged to operations for the six months ended June 30, 2013 and 2012 was $350,836 and $112,137 respectively.

Amortization of the discounts for the three months ended June 30, 2013 totaled $378,227 of which $372,157 was charged to interest expense and $2,074 was charged to equity. Amortization of the discounts for the three months ended June 30, 2012 totaled $117,284 of which $93,179 was charged to interest expense and $24,105 was charged to equity.

Amortization of the discounts for the nine months ended June 30, 2013 totaled $727,704 of which $721,634 was charged to interest expense and $6,070 was charged to equity. Amortization of the discounts for the nine months ended June 30, 2012 totaled $245,475 of which $188,282 was charged to interest expense and $57,193 was charged to equity.

Discount amortization expense for the three and nine months ended June 30, 2013 includes $197,827 of the remaining unamortized portion of discounts attributable the $1,052,000 of debt converted during the period that was charged to operations upon the conversions.

The balance of these convertible notes at June 30, 2013 is as follows:

Principal balance	$3,758,000
Accrued interest	323,281
4,081,281
Less discount	(476,757)
3,604,524
Less current portion	-
Long-term portion	$3,604,524

The following are maturities of the principal balance of the convertible debt:

December 31,
2014	$3,758,000
$3,758,000

11.   Related Party Transactions

As discussed in Note 10, a Company director provided $500,000 of the $5,000,000 received in the Company’s convertible debt issuances. As part of the consideration received for the $500,000, the director received warrants to purchase 1,000,000 common shares of the Company’s common stock for a period of three years at a price of $0.25 per share. The $500,000 note, as well as the first year’s interest on the note, is convertible into the Company’s common shares at a conversion rate of $0.50 per share.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended December 31, 2012, the Company's Executive Chairman granted an option to a third party to purchase a total of 5,750,000 shares of the Company’s common stock owned personally by him. Of the 5,750,000 options granted, 3,750,000 have an exercise price of $0.295 per share and 2,000,000 have an exercise price of $0.48 per share. The options expire two years from date of grant.  The options were granted in exchange for consulting services that directly benefit the Company. The Company therefore recorded the fair value of the options granted of $847,300 to equity as contributed capital with an offset to prepaid expense. The $847,300 is being amortized to operations over the two year term of the consulting agreement. During the three and nine months ended June 30, 2013, the amortized portion of the prepaid expense that charged to operations totaled $105,622, and $262,041, respectively.

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

On April 16, 2013, granted Jonathan Sandelman, a Director, 50,000 stock options exercisable at $0.676 per share, which fully vested on date of grant.

On May 1, 2013, granted David Nelson, a Director, 200,000 stock options exercisable at $0.705 per share, which fully vested on date of grant.

During the nine months ended June 30, 2013, Richard Siber, a former Director, received 490,588 shares of the Company’s common stock through the cashless exercise of 1,550,000 stock option.

12.   Fair Value

The Company’s financial instruments at June 30, 2013 consist principally of convertible debentures. Convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of convertible debentures based on the effective yields of similar obligations.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

June 30, 2013:
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Convertible debentures		$3,604,524	-	$3,604,524

13.   Stockholders’ Equity

Common Stock
The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the three months ended June 30, 2013, the Company issued 529,000 shares of its common stock to 13 investors on the exercise of 529,000 warrants. The Company received $91,100 through the various exercises.

During the three months ended June 30, 2013, the Company issued 1,884,000 shares on the conversion of debt totaling $942,000.

During the three months ended June 30, 2013, the Company issued a former Director 397,000 common shares on the cashless exercise of 1,250,000 options.

During the three months ended June 30, 2012, the Company issued 1,350,000 shares of its common stock on the exercise of 1,350,000 warrants. The Company received $278,000 through the various exercises.

Warrants
As indicated in Note 10, the Company has issued warrants to seventy-one investors to purchase a total of 10,000,000 shares of the Company’s common stock at a price of $0.25 per share as part of the $2,000,000 private placement completed in February 2012 and the $3,000,000 private placement completed in October 2012. The warrants expire at various dates through September 2015.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 16, 2013 the Company granted options to a Director to purchase 50,000 shares of the Company common stock at a purchase price of $0.676 per share expiring five years from date of grant. The 50,000 options were valued at $19,295 under a Binomial Option Model using a trading price of $0.75 per share, a risk free interest rate of 0.71%, and volatility of 96.65%. The options immediately vest and the $19.295 was fully charged to operations on the date of grant.

On May 1, 2013 the Company granted options to a Director to purchase 200,000 shares of the Company common stock at a purchase price of $0.705 per share expiring five years from date of grant. The 200,000 options were valued at $84,600 under a Binomial Option Model using a trading price of $0.67 per share, a risk free interest rate of 0.65%, and volatility of 96.28%. The options immediately vest and the $84,600 was fully charged to operations on the date of grant.

A summary of outstanding stock warrants and options is as follows:
	Number		Weighted Average
	of Shares		Exercise Price
Outstanding – September 30, 2012	55,326,595		$.75
Granted	19,020,414	(1)	$.42
Exercised	-		$-
Cancelled	(18,884,334	)(2)	$(.92)
Outstanding – December 31, 2012	55,462,675		$.55
Granted	200,000		$.69
Exercised	(460,000)		$(09)
Cancelled	(5,596,000)		$(.36)
Outstanding – March 31, 2013	49,606,675		$.59
Granted	250,000		$.70
Exercised	(1,779,000)		$(.64)
Cancelled	(1,784,147)		$(.36)
Outstanding – June 30, 2013	46,293,528		$.49

Of the 46,293,528 options and warrants outstanding, 40,795,194 are fully vested and currently available for exercise. In addition, as many as 7,856,000 of shares of common stock can be issued on the conversion of debt as of June 30, 2013.

(1)	Includes modified option grants to purchase 14,534,934 common shares pursuant to the November 2012 agreement.
(2)	Includes modified option grants reducing 17,134,334 common shares pursuant to the November 2012 agreement.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Commitments and Contingency

Operating Leases
The Company leases office space in Encinitas, California; Rogers, Arkansas; Jersey City, New Jersey; and Boise, Idaho. The Encinitas lease expires on May 31, 2013. The Rogers office is leased for a term of five years, effective January 1, 2012. The Boise lease expired on October 14, 2012, and is currently being leased on a month-to-month basis.  The Jersey City lease expires on June 30, 2016, and the Company has the option to lease the Jersey City offices for an additional five years. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses.  Rent expense for the three months ended June 30, 2013 and 2012 was $53,820 and $52,966, respectively. Rent expense for the nine months ended June 30, 2013 and 2012 was $161460 and $151,402, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of June 30, 2013 for the next five years and in the aggregate are:

2014	$154,877
2015	157,563
2016	160,271
2017	23,215
$495,926

Licensing Fee Obligations
The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

Legal Claim
In July 2013 one of our subsidiaries, Single Touch Interactive, Inc., was named as co-defendant in Elizabeth Ibey v Wal-Mart Stores, Inc. and Single Touch Interactive, Inc.  The plaintiff alleges that our subsidiary violated the Telephone Consumer Protection Act and that unspecified others were similarly harmed.   We believe we have meritorious defenses against the suit and will defend our rights vigorously, but the resultant liability, if any, cannot currently be estimated.

15.  Subsequent Events

In July 2013,  six employees, the Company’s outside legal counsel, and a former Director exercised options to purchase 428,000 shares of the Company’s common stock at a price of $.469 per share.  The Company received $200,732 through the various exercises.  In addition, the Company’s Executive Chairman received 8,203 shares of the Company’s common stock through the cash-less exercise of 40,000 common-stock options.

In July 2013 the Legal Claim explained above (end of Note 14) was filed against one of our subsidiaries, Single Touch Interactive, Inc.

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

The company now provides FollowMe® a location based mobile ad service. FollowMe® enables advertisers to deliver targeted ads in App to the smartphones of people within close proximity of a specific location. This service is offered by partnering with TheMobile Audience, a mobile demand side platform (DSP) that enables programmatic buying of mobile media across multiple real-time bidding (RTB) networks.

“Location based mobile marketing is forecasted to be the fastest growing segment of the advertising industry over the next several years, growing at almost 50% annually to a market size of $2.8 billion by 2015” (4)

Our relationship with AT&T Services, Inc., through which we retain multiple client relationships, represents nearly all of our reported revenue in the fiscal years ended in 2011 and 2012. The bulk of that revenue comes from notifications sent on behalf of separate Walmart corporate programs. These programs and related services continue to develop nationwide, and we continue to experience increasing activity in these programs that have caused our AT&T revenues to grow.

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

We have assigned 16 of our 18 and all of our intellectual property rights to Single Touch R&D IP, Inc a wholly owned subsidiary that will conduct all research, development, patent filings, patent maintenance and that will continue to identify, notify, and, where circumstances warrant, enforce against companies we believe may be infringing on the intellectual property protected by our growing patent portfolio under the guidance of our Executive Chairman and our Board of Directors.

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

(1)	Source: June 2012 CTIA Semi Annual Wireless Survey
(2)	Source: Gartner report 4/4/13
(3)	Source: Flurry report 4/13/13
(4)	BIA/Kelsey local media ad revenue forecast 3/18/13

Results of Operations

Results of Operations for the Three Months Ended March 31, 2013 and 2012

During the three months ended June 30, 2013, the Company had an increase in revenue of approximately 21% over revenue generated during the quarter ended June 30, 2012 ($1,924,472 in 2013 compared to $1,585,195 in 2012).   The growth, all of which is organic, is attributable to continuing mobile adoption and new programs for existing and new client relationships. The Company’s net loss for the fiscal quarter ended June 30, 2013 was $1,263,035.  This is higher than the net loss incurred during the fiscal quarter ended June 30, 2012 of $970,738.  Under the metrics employed by management to evaluate the underlying business explained below, Adjusted EBITDA, that underlying loss, $255,015 for the quarter ended June 30, 2013, was $101,281 less than that for the quarter ended June 30, 2012.

We define Adjusted EBITDA as consolidated operating income before depreciation, amortization of intangible assets, stock-based compensation, and special charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal quarters ended June 30, 2013 and 2012 follows:

	For the Three Months Ended June 30,

	2013				2012				GAAP		Adjusted EBITDA
		Adjust-	Adjusted			Adjust-	Adjusted		Change		Change
	GAAP	ments	EBITDA		GAAP	ments	EBITDA		$	%	$	%

Revenue
Wireless Applications	$1,924,472		$1,924,472		$1,585,195		$1,585,195		$339,277	21%	$339,277	21%

Operating Expenses
Royalties and Application Costs	$804,937		$804,937		$776,881		$776,881		$28,056	4%	$28,056	4%
Research and Development	$13,264		$13,264		$17,236		$17,236		$(3,972)	-23%	$(3,972)	-23%
Compensation expense (including			$-				$-
stock-based compensation)	$764,559	$(144,244)	$620,315	*	$959,195	$(290,528)	$668,667	*	$(194,636)	-20%	$(48,352)	-7%
Depreciation and amortization	$163,292	$(163,292)	$-		$179,534	$(179,534)	$-		$(16,242)	-9%
General and administrative (including			$-				$-
stock-based compensation)	$950,488	$(209,517)	$740,971		$478,707	$-	$478,707		$471,781	99%	$262,264	55%
	$2,696,540	$(517,053)	$2,179,487		$2,411,553	$(470,062)	$1,941,491		$284,987	12%	$237,996	12%

Loss from Operations/Adjusted EBITDA	$(772,068)	$517,053	$(255,015)		$(826,358)	$470,062	$(356,296)		$54,290	-7%	$101,281	-28%

Royalties and Application Costs represent the direct out-of-pocket costs associated with revenue. Royalties and Application Costs vary substantially in line with revenue and totaled $804,937 in 2013, compared to $776,881 in 2012, an increase of only 4%.   Royalties and Application Costs as a percentage of revenue decreased by 7%, from 49% to 42% from the quarter ended June 30, 2012 to that for 2013, attributable to the composition of message types, vendor re-negotiations, and taking in-house a number of formerly outsourced services, such as part of our colocation facilities.

Research and Development expense decreased from $17,236 in 2012 to $13,264 in 2013 while adjusted Compensation expense decreased from $668,667 to $620,315.  The small decrease to the former reflects the variance throughout any given fiscal year of the innovation process and newly placed emphasis on monetization of existing intellectual property (“IP”) rather than the creation of new IP.  Similarly, reduced adjusted Compensation expense represents a more targeted focus on the expansion of our existing mobile messaging and marketing business, as well as efficiencies gained from staff and from the expanded management team now in its second year with the Company.

General and administrative expenses for the quarter ended June 30, 2013 and 2012, both on a GAAP and on an Adjusted EBITDA basis, consist of the following:

	For the Three Months Ended June 30,

	2013				2012				GAAP		Adjusted EBITDA
		Adjust-	Adjusted			Adjust-	Adjusted		Change		Change
	GAAP	ments	EBITDA		GAAP	ments	EBITDA		$	%	$	%

Professional Fees	$400,835		$400,835	*	$143,217		$143,217	*	$257,618	180%	$257,618	180%
Travel	$48,286		$48,286		$82,006		$82,006		$(33,720)	-41%	$(33,720)	-41%
Consulting expense	$344,986	$(209,517)	$135,469	*	$125,345		$125,345	*	$219,641	175%	$10,124	8%
Office rent	$53,820		$53,820		$52,966		$52,966		$854	2%	$854	2%
Insurance expense	$51,665		$51,665		$33,565		$33,565		$18,100	54%	$18,100	54%
Equipment lease	$-		$-				$-		$-		$-
Trade shows	$1,250		$1,250		$2,949		$2,949		$(1,699)		$(1,699)
Telephone	$14,093		$14,093		$14,565		$14,565		$(472)	-3%	$(472)	-3%
Office expense	$19,289		$19,289		$8,554		$8,554		$10,735	125%	$10,735	125%
Other	$16,264		$16,264		$15,540		$15,540		$724	5%	$724	5%
Total General and Administrative Expenses	$950,488	$(209,517)	$740,971		$478,707	$-	$478,707		$471,781	99%	$262,264	55%

* Adjustments for each of these items represents the elimination of stock-based compensation included within the GAAP expense amount to arrive at the Adjusted EBITDA amount.

The increase in adjusted Professional Fees, from $143,217 in 2012 to $400,835 in 2013, reflects amounts paid to external attorneys, who have been engaged to represent us in litigation and other IP initiatives we have commenced and with increased efforts relating to our compliance and filings for our most recent financings and past financings.

Travel expense was roughly halved over the two periods, from $82,006 in 2012 to $48,286 in 2013, reflecting more focused new business and IP monetization efforts.  Adjusted Consulting expense increased $10,124 over the two periods.  Outside counsel, management, and consultants are regularly engaged both in active IP monetization efforts, as well as with the development of our existing, underlying business.   Insurance expense increased $18,100, and Office Expenses expense increased $10,735.   An increased Board size and composition of outside directors, together with a growing business and market capitalization, precipitated the former while more time and materials spent in the office than traveling precipitated the latter.

Results of Operations for the Nine Months Ended June 30, 2013 and 2012:

Revenues increased 20%, from $4,729,691 for the nine months ended June 30, 2012 to $5,680,586 for the nine months ended June 30, 2013.    Net loss increased from $2,265,272 from the earlier period to $4,567,479 for the later period, but the loss on an Adjusted EBITDA basis was essentially unchanged, a reduction of $15,606.  A table summarizing Loss from Operations and Adjusted EBITDA for the two nine-month periods follows:

	For the Nine Months Ended June 30,

	2013			2012				GAAP		Adjusted EBITDA
		Adjust-	Adjusted		Adjust-	Adjusted		Change		Change
	GAAP	ments	EBITDA	GAAP	ments	EBITDA		$	%	$	%

Revenue
Wireless Applications	$5,680,586	$-	$5,680,586	$4,729,691	$-	$4,729,691		$950,895	20%	$950,895	20%

Operating Expenses
Royalties and Application Costs	$2,465,270	$-	$2,465,270	$2,194,512	$-	$2,194,512		$270,758	12%	$270,758	12%
Research and Development	$46,020	$-	$46,020	$70,486	$-	$70,486		$(24,466)	-35%	$(24,466)	-35%
Compensation expense (including
stock-based compensation)	$3,155,100	$(1,253,964)	$1,901,136	$2,332,979	$(290,528)	$2,042,451	*	$822,121	35%	$(141,315)	-7%
Depreciation and amortization	$478,226	$(478,226)	$-	$498,609	$(498,609)	$-		$(20,383)	-4%
General and administrative (including
stock-based compensation)	$3,024,170	$(696,760)	$2,327,410	$1,587,120	$(90,022)	$1,497,098	*	$1,437,050	91%	$830,312	55%
	$9,168,786	$(2,428,950)	$6,739,836	$6,683,706	$(879,159)	$5,804,547		$2,485,080	37%	$935,289	16%

Loss from Operations/Adjusted EBITDA	$(3,488,200)	$2,428,950	$(1,059,250)	$(1,954,015)	$879,159	$(1,074,856)		$(1,534,185)	79%	$15,606	-1%

Royalties and Application Costs increased 12% over the two periods.    The lesser rate of growth in these costs reflects operating leverage, partially fixed costs that do not increase with volume, some vendor renegotiations, and taking in-house certain operations, such as part of our co-location operations.

Adjusted Compensation expense was reduced $141,315 (7%) over the two periods, reflecting staffing more focused on key strategic initiatives, emphasizing IP monetization and management and development of new business.

A table of General and administrative for the two nine-month periods follows:

	For the Nine Months Ended June 30,

	2013				2012				GAAP		Adjusted EBITDA
		Adjust-	Adjusted			Adjust-	Adjusted		Change		Change
	GAAP	ments	EBITDA		GAAP	ments	EBITDA		$	%	$	%

Professional Fees	$1,178,327	$(1,894)	$1,176,433	*	$491,995	$(30,281)	$461,714	*	$686,332	139%	$714,719	155%
Travel	$297,173	$-	$297,173		$301,233	$-	$301,233		$(4,060)	-1%	$(4,060)	-1%
Consulting expense	$1,106,330	$(694,866)	$411,464	*	$399,165	$(59,741)	$339,424	*	$707,165	177%	$72,040	21%
Office rent	$161,460	$-	$161,460		$151,402	$-	$151,402		$10,058	7%	$10,058	7%
Insurance expense	$126,864	$-	$126,864		$93,615	$-	$93,615		$33,249	36%	$33,249	36%
Equipment lease	$-	$-	$-		$-	$-	$-		$-		$-
Trade shows	$19,577	$-	$19,577		$18,944	$-	$18,944		$633	3%	$633	3%
Telephone	$42,038	$-	$42,038		$45,594	$-	$45,594		$(3,556)	-8%	$(3,556)	-8%
Office expense	$44,126	$-	$44,126		$26,472	$-	$26,472		$17,654	67%	$17,654	67%
Other	$48,275	$-	$48,275		$58,700	$-	$58,700		$(10,425)	-18%	$(10,425)	-18%
Total General and Administrative Expenses	$3,024,170	$(696,760)	$2,327,410		$1,587,120	$(90,022)	$1,497,098		$1,437,050	91%	$830,312	55%

* Adjustment represents the elimination of stock-based compensation recorded in accordance with GAAP but not considered in the calculation of Adjusted EBITDA.

Adjusted General and administrative expense increased $830,312 (55%) over the two periods.   An increase in adjusted professional fees of $714,719, or 155%, represented the large majority of this and is comprised of legal fees for IP monetization efforts and registering all recent offerings and keeping current registrations for all prior ones.   The rise in adjusted Consulting expense of $72,040, or 21% was related to capital markets outreach programs.

Liquidity and Capital Resources

At June 30, 2013, we had total assets of $5,563,439 and total liabilities of $5,317,972. As of September 30, 2012, we had total assets of $5,569,755 and total liabilities of $4,661,117. The increase in assets is negligible but its component changes are notable.  Cash has been reduced largely due to increases in Accounts Receivable (normal for a growing business), Prepaid Expenses (largely the prepaid two-year consulting agreement with Peltz Capital Management LLC), and Software License (the buy-out of the Anywhere license.)

The $656,855 increase in liabilities in the nine months since September 30, 2012 is largely due to the increase in Accounts payable ($587,844) with the balance attributable to our Convertible debenture issuances and redemptions.   The increase in Accounts Payable is largely related to our IP monetization efforts and is attributable to attorneys’ fees payable under favorable timelines.  During the nine months ended June 30, 2013 cash used in operating activities totaled $972,164. The most notable adjustment, when reconciling Net loss to Net cash used in operating activities, was the $1,950,724 non-cash charge for Stock-based compensation, which reduced Net loss for GAAP purposes but which we exclude from the calculation of Adjusted EBITDA.

Cash used in investing activities for the nine months ended June 30, 2013 totaled $1,002,784, of which $298,726 represented the capitalized internal costs of our software development, $87,761 represented capitalized legal fees incurred in the process of applying for various patents on our technology, $16,297 represented purchases of physical equipment, and $600,000 was part of the Anywhere settlement. We continue to invest in physical equipment and IP that will separate us from competitors and allow us to continue to expand our mobile communications/advertising offering, and with the Anywhere payment and settlement all parties that might otherwise have made related claims are foreclosed from doing so.

Cash provided from financing activities for the nine months ended June 30, 2013 amounted to $483,125.  The Company received $688,000 through the issuance of the final tranche of convertible debt and related warrants of its $3,000,000 most recent private placement and paid $48,475 in cash relating to that placement. The Company also received $131,100 from share issuances.  We paid the final $87,500 remaining on our patent purchase obligation and repaid $200,000 of principal, together with $20,000 of interest, to the one note holder from our first $2,000,000 private placement.  This note holder converted its note at a time when the conversion price ($0.50 per share) was less than our stock price, and all other such note holders from that placement have either converted such notes into shares or elected to amend and extend their notes.   We had an overall net decrease in cash for the period of $1,491,823; the cash balance at the beginning of the current fiscal year was $2,157,707 while the cash balance at the end of this nine-month period was $665,884.

During the nine months ended June 30, 2012 cash used in operating activities totaled $1,705,659.  Accounts receivable increased by $190,644 while Accounts payable decreased $478,443 during that earlier period.

Cash used in investing activities during the nine months ended June 30, 2012 totaled $494,617, of which $321,345 represented the capitalized internal costs of our software development, $29,370 represented equipment purchases, and $113,902 represented capitalized legal fees incurred in the process of applying for various patents on our technology.

Cash provided by financing activities amounted to $2,230,500 in that earlier nine-month period ended June 30, 2012.  The Company received $1,500,000 from unrelated parties and $500,000 from a director for the first $2,000,000 private placement. The Company also received $318,000 from share issuances and paid $87,500 on a prior patent purchase obligation.  We had an overall net increase in cash for the earlier nine-month period of $30,224; the cash balance at October 1, 2011 was $523,801 while the cash balance at June 30, 2012 was $554,025.

Over the next twelve months we believe that existing capital and anticipated funds from operations may be sufficient to sustain our current level of operations.  Inasmuch as the Company is pursuing the monetization of its IP, which plans are subject to change, additional external financing relating to such efforts will be required. In addition, increased acceleration in our organic business and/or other economic influences might also necessitate other financing. There can be no assurance that we will be able obtain additional financing, if at all or upon terms that will be acceptable to us. There can, moreover, be no assurance of when, if ever, our operations become profitable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer  have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act reports is (1) recorded, processed, summarized and reported within the periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On February 21, 2012, we filed a complaint against Zoove Corporation in the United States District Court, Northern District of California. The complaint alleges patent infringement, in which we seek preliminary and permanent injunctive relief as well as damages resulting from Zoove’s infringement of U.S. Patent No. 7,813,716 and U.S. Patent No. 8,041,341. We filed our Claim Construction Brief on December 20, 2012. A claim construction hearing was held on February 20, 2013.  A Claim Construction Order was entered by the Judge on July 17, 2013. We believe the Order was predominantly favorable. We have a case management conference scheduled for August 26, 2013.

On July 29, 2012, one of our subsidiaries, Single Touch Interactive, Inc., was named as co-defendant in Elizabeth Ibey v. Wal-Mart Stores Inc. and Single Touch Interactive Inc., pending in the United States District Court, Southern District of California.  The plaintiff alleges that our subsidiary violated the Telephone Consumer Protection Act and that unspecified others were similarly harmed. The Plaintiff seeks damages and injunctive relief. We are presently evaluating the allegations and preparing our answer to the complaint.

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

Single Touch Systems Inc.

Date: August 6, 2013	By:	/s/ James Orsini
James Orsini, CEO and President
Principal Executive Officer

Date: August 6, 2013	By:	/s/ John Quinn
John Quinn, Chief Financial Officer
Principal Financial Officer