Form 10-K
period 2013-09-30
SINGLE TOUCH SYSTEMS INC
filed 2013-12-09
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-147193
(Commission file number)

Single Touch Systems, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	13-4122844
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Town Square Place, Suite 204
Jersey City, NJ 07310
(201) 275-0555
 (Address and telephone number of principal executive offices)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☒    No ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 29, 2013, was $53,380,338.

As of December 5, 2013, there were 141,995,872 shares of the registrant’s common stock outstanding.

Single Touch Systems, Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1.  Description of Business

General

Single Touch Systems Inc. is an innovative mobile media solutions provider serving retailers, advertisers and brands. Through patented technologies and a modular, adaptable platform, our multi-channel messaging gateway enables marketers to reach consumers on all types of connected devices, with information that engages interest, drives transactions and strengthens relationships and loyalty.

Our solution is designed to drive return on investment for high-volume clients and/or customized branded advertisers. Our platform and tools are designed to enable large brands or anyone with substantial reach to utilize the mobile device as a new means to communicate. Communication might be in the form of a reminder message in voice or Short Message Service (SMS), an abbreviated dial code or a coupon, promotion, or an advertisement. Regardless of the form, our platform can drive value and cost savings for companies large and small and the ability to drive contextually relevant advertising messages to the right audience.  We help our clients provide smarter advertising solutions to more fully and effectively engage with their customers via their mobile devices

We maintain a website located at http://www.singletouch.net, and electronic copies of our periodic or other reports and any amendments to those reports, are available, free of charge, under the “Company” and “Investor” link on our website as soon as practicable after such material is filed with, or furnished to, the SEC.

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

Cisco reports by the end of 2013, there will be more mobile connected devices than there are people on earth.  There are now 5 billion mobile phone users worldwide with 1.5 billion having smartphones (1). Typical mobile users check their phones now 150 times per day (1). According to Advertising Age the average US adult spends 141 minutes per day using mobile devices (2).

Principal Products and Services

Messaging and Notifications – Our Short Message Service (SMS) gateway has proven to be an excellent channel for retailers to communicate with their brand loyalists on a very personal level. This is accomplished through integration with the client’s customer relationship management (CRM) database. With such integration, retailers are able to send targeted mobile coupons and transactional messages based on a shopper’s CRM profile. Targeted mobile coupons can be sent based on past purchase behaviors making the content relevant and timely to a shopper. Transactional messages can add another layer of value by sending shipping and order pick-up alerts, as well as notifications for reorders, layaway and new product releases.  Twitter’s S-1 filing form reports “the 140 character constraint of a tweet emanates from our origins as an SMS-based messaging system, and we leverage this simplicity to develop products that seamlessly bridge our user experience across all devices” (3).

Abbreviated Dial Codes- These are easy to remember short phone number with natural voice interface to download content to mobile devices. Our abbreviated dial codes have been proven to have 10 times the recall of a common keyword-to-short-code solution. We have seen many of our clients using this as an on-ramp to mobility solutions. We recently announced the national launch of #TAXI in partnership with MADD (mothers against drunk driving). Forrester Research called this dial code technology one of the top 4 for CMOs to watch. We see the potential for our customers to leverage the hash tags in the social media space with the # symbol in their abbreviated dial code to enhance brand awareness.

Campaign Management and Analytics- Our anywhere management platform is an easy to use web interface that allows clients to manage and segment messaging campaigns with customized reporting tools. Our clients use this tool to drive campaigns related to in store events, product offerings, information and special sales. The message management systems enables the user to create a message, schedule its delivery time and frequency, segment audience groups for distribution and create message responders. Reporting tools are also available

(1)	Mary Meekers internet trends 2013
(2)	Advertising Age Mobile Fact Pack 2013
(3)	Twitter S-1 filing October 2013

FollowMe- Location based Mobile App Ad Targeting. The Interactive Advertising Bureau estimates Mobile Ad spending in the US totaled $3 billion in the first half of 2013 up from $1.2 billion a year earlier. FollowMe® provides a product to deliver location based mobile ads directly to consumers’ smartphones for retailers and advertisers. We have found that by combining multiple real time bidding networks with our ability to serve coupons, ads and promotions at times and places when consumers are most interested, we can create relevant content for consumers.  FollowMe® enables advertisers to deliver targeted ads in App to the smartphones of people within close proximity of a specific location. This service is offered by partnering with TheMobile Audience, a mobile demand side platform (DSP) that enables programmatic buying of mobile media across multiple real-time bidding (RTB) networks. The product was recently used by Peter Piper Pizza a leading pizza and entertainment restaurant chain in Southwestern USA.

Competition

The mobile media and data communications market for products and services continue to be competitive with the rapid growth and adoption of mobile data services, along with the increased demand for mobile marketing and advertising solutions.

We believe we have a unique offering of services and technology that will provide us with a competitive edge.   We compete with publicly traded companies providing similar service offerings to ours, including Voltari (VLTC), Hippcricket (HIPP), and Mobivity (MFON).

We expect new market entrants, existing competitors and nontraditional players to introduce new products and services that compete with our products. Additionally, we face the risk that our customers may seek to develop in-house products as an alternative to those currently being provided by us.

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

We continue to expand our relationship with AT&T Services, Inc., through which we retain multiple client relationships representing nearly all of our reported revenue in the fiscal years ended in 2012 and 2013. The bulk of that revenue comes from notifications sent on behalf of several separate corporate programs for a single client. These programs and related services continue to develop nationwide, and we continue to experience increasing activity in these programs that have caused our AT&T revenues to grow.

Intellectual Property Development

Research and Development

During the fiscal years ended September 30, 2013 and 2012 we spent $399,682 and $434,915, respectively, on software development that was capitalized. Software development costs amortized and charged to operations in fiscal 2013 and fiscal 2012 were $439,334 and $446,876, respectively.

Our research and development activities relate primarily to general coding of software and product development. These activities consist of both new products and support or improvements to existing products.  During the fiscal years ended September 30, 2013 and 2012, we spent $65,975 and $84,658, respectively, on research and development.

We believe that we may need to increase our current level of dedicated research and development resources by adding both hardware and engineers as our business continues to develop.

Patents and Licenses for Operations

We currently hold rights to multiple patents relating to certain aspects of accessing information on a mobile device, sending information to and between mobile devices, advertising and media streaming. We believe the ownership of such patents is an important factor in our existing and future business.

We regularly file patent applications to protect innovations arising from our research, development and design, and are currently pursuing multiple patent applications. Over time, we have accumulated a portfolio of issued patents primarily in the U.S. No single patent is solely responsible for protecting our systems and services. We believe the duration of our patents is adequate relative to the expected lives of our systems and services.

Some of our systems and services may include intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our systems and services. There is no guarantee that such licenses could be obtained on reasonable terms or at all. Because of technological changes in the industries in which we compete, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of our systems and services may unknowingly infringe existing patents or intellectual property rights of others.

Patent Portfolio Development, Protection and Licensing.

We have a portfolio of intellectual property relevant to our industry related to mobile search, commerce, advertising and streaming media. This portfolio represents our many years’ innovation in the wireless industry through patented technology developed by us, as well as patented technology we purchased from Microsoft and others.

In response to considerable interest from the marketplace to our patent portfolio, we established a separate subsidiary, Single Touch Interactive, Inc., dedicated to the monetization of these assets, primarily through licensing. The patents have seminal priority dates and a rich pedigree. The patents cover three broad categories:

●
Digital Video and Audio Streaming and Advertising- covering OTT streaming services (eg Netflix, iTunes, Amazon ) and protocols ( eg HLS, MPEG DASH) as well as the notion of dynamic advertising insertion into these streams and the billing and tracking of ad-revenues thereof. We believe this category offers the greatest near-term monetization potential.

●
Sending Information to and Between Mobile Devices- this covers the notion of over-the-air provisioning of smartphones and mobile devices such that the customer when transitioning over to new phones or modifying existing phones can highly customize their phones, from carrier plan to interface to smartphone design features to content and form of delivery. While still an emerging market, the New Google I Motorola X launch provides a taste of how such customer-driven customizations on phone design and features, software interface/OS, payment/carrier plan, and pre-loaded content will become an important differentia tor in future. We believe this category offers tremendous future monetization potential.

●
Accessing information on a Mobile Device- these patents cover features which offer users improved effectiveness in accessing information on a mobile device, whether content or services or advertising solutions. This includes everything from abbreviated dial codes for rapid access to services to providing ads and coupons to these links through to more efficient user interface features. This category of patents is core to our business and will be primarily used for defensive purposes and growth.  Our recent patent litigation with Zoove Corporation was for patents in this category.

Of the above, we have focused our initial efforts on the first category and have committed significant resources to generating work product ( i.e. claims chart development) around leading USA based video streaming services and streaming standards solutions providers. These patents have also been mapped against Video-on-Demand and Over-the-Top Video services that are not subscription based but rather provide dynamic or adaptive ad-insertion based revenue models: examples include YouTube, Hulu Plus and new offerings by Facebook and others. In all, 30 claims charts have been developed.

Government Regulation

We provide value-added and enabling platforms for carrier-based distribution of various software and media content, as well as notifications and other communications. Applicable regulations are primarily under the Federal Communications Commission and related to the operations policies and procedures of the wireless communications carriers. Messaging and safeguarding Personal Health Information, moreover, is regulated by, among other things, the Privacy Rule of the Health Insurance Portability and Accountability Act, otherwise known as HIPAA. The wireless carriers are primarily responsible for regulatory compliance. Given the growing and dynamic evolution of digital wireless products that can be offered to consumers over a wireless communication network, regulators could impose rules, requirements and standards of conduct on third-party content and infrastructure providers such as us. We are not currently aware of any pending regulations that would materially impact our operations.

Employees

We currently have 16 full-time including our chairman, our chief executive officer, our chief financial officer, 6 persons serving as programmers and technical staff operators, 5 persons in  account management, 1 person in accounting and 1 administrative assistant. We do not have any part time employees. We expect to increase our future employee levels on an as-needed basis in connection with our expected growth.

Item 1A.  Risk Factors.

RISKS RELATED TO OUR BUSINESS

We currently rely on brand owners to use our programs to satisfy their communication needs and thereby to generate our revenues from wireless carriers indirectly.  The loss of or a change in any of these significant relationships could materially reduce our revenues.

Both our present and our future depend heavily on a single client relationship.  We must retain our current business with this client and expand the relationship into augmented programs, both for its own sake and as a reference point for possible similar business with other retailers and brand owners.  Our client relationships are subject to risk based on factors such as performance, reliability, pricing, competition, alternate technological solutions and changes in interpersonal relationships.

Our marketing and sales efforts are significantly impacted by our relationship with AT&T. We have direct to user marketing efforts but currently our primary revenue growth has been through our cooperative marketing with AT&T.

We have and continue to develop our relationship with AT&T as exemplified by the relations we have with their retail clients. We have cultivated and intend to work to continue to develop new products and relations with AT&T clients through coordinated marketing efforts with AT&T. This relationship has been beneficial but can be limiting as related to our independent marketing efforts as we believe we need to be careful to not conflict with the business interests of AT&T or its major clients. Should AT&T choose to promote another vendor’s products and services over our own, our current and future business could be negatively impacted. In addition, AT&T has significant influence over the pricing for many of its suppliers, including us.  We work cooperatively with AT&T to provide competitive pricing to the end users but AT&T ultimately has the final contracting authority with their clients who benefit from our products and services.

We have a history of operating losses and we may need additional financing to meet our future long term capital requirements.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a consolidated net loss of $5,249,566 for the fiscal year ended September 30, 2013 and a consolidated net loss of $3,255,186 for the fiscal year ended September 30, 2012. As of September 30, 2013, our accumulated deficit was $129,899,017. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

We may require additional funds in the future to fund our business plans, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. In the event we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will ever become profitable.

We may not be able to effectively protect or monetize our patents.

We own a portfolio of patents related to mobile search, commerce, advertising and streaming media, which to date we have not monetized other than by using some of them in the course of our own operations.  To monetize some or all of them by sale would require access to potential buyers, which may be difficult for a smaller company such as us to obtain, and would also require completion of a buyer’s due diligence investigation into the strength of the patents, demonstration to the buyer that owning such patents would have defensive or offensive value to it, and negotiation of the price and other terms of transaction documents.

To monetize some or all of the patents by licensing would require similar steps.  In addition, we may not be able to monetize our patents as against companies who use our patented inventions unless they respect our ability to enforce our patents against them if they were not to agree to licenses.

To prosecute patent infringement actions, would require us to incur substantial legal fees and costs.  The outcome of litigation is never certain, and the amount of damages that might be awarded to us under any judgment is also uncertain; and even if a judgment is obtained it would be subject to appeal and to the uncertainties of collection.

In addition, companies whose actual or planned activities are blocked by our patents could attempt to develop technological work-arounds in order to avoid compensating us.

There can be no assurance that we will be able to effectively protect or monetize our patents, or that we will be able to obtain a return equal to the fair intrinsic value of the patents.  The effort to obtain monetization could entail significant expenses and also opportunity costs.

We currently rely on wireless carriers, especially AT&T, to market and distribute our products and services and to generate our revenues.  The loss of or a change in any of these significant carrier relationships could cause us to lose access to their subscribers and thus materially reduce our revenues.

Our future success is highly dependent upon maintaining successful relationships with wireless carriers.  A significant portion of our revenue has always been derived from a very limited number of carriers, and currently nearly all of our revenues are paid to us through AT&T Services, Inc.  We expect that we will continue to generate a substantial majority of our revenues through distribution relationships with a limited number of carriers for the foreseeable future.  Our failure to maintain our relationships with these carriers would materially reduce our revenues and thus harm our business, operating results and financial condition.

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

Many factors outside our control could impair our ability to generate revenues through a given carrier, including the following:

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

We may need to raise additional capital in the future, which may not be available on reasonable terms or at all.  Our present cash flow from operations is insufficient to achieve our business plan.  We may need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

●	pursuing growth opportunities, including more rapid expansion;
●	protecting our intellectual property from infringement;
●	acquiring complementary businesses;
●	making capital improvements to improve our infrastructure;
●	hiring and/or incentivizing qualified management and key employees;
●	developing new services, programming or products;
●	responding to competitive pressures; and
●	maintaining compliance with applicable laws.

As a result of the recent economic recession, and the continuing economic uncertainty, it has been difficult for companies, particularly smaller ones, to obtain equity or debt financing.

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

Debt securities, on the other hand, are senior to common stock, might contain onerous restrictive covenants, and must be repaid when they mature; and if we do not profitably use the money raised, we may not have enough cash on hand to repay the debt upon maturity without impairing our operations.

If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our services, or grant licenses on terms that are not favorable to us.

Furthermore, any additional debt or equity or other financing that we may need may not be available on terms favorable to us, or at all.  If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

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

Our strategy envisions growing our business.  There can be no assurance that such growth will occur, either to the extent our strategy envisions or at all.  Even if we do grow, if we fail to manage our growth effectively our financial results could be adversely affected.  Growth may place a strain on our management systems and resources.  We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources.  As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure you that we will be able to:

●	meet our capital needs;
●	implement, improve and expand our operational, financial, management information, risk management and other systems effectively or efficiently or in a timely manner;
●	allocate our human resources optimally;
●	identify, hire, train, motivate and retain qualified managers and employees;
●	develop the management skills of our managers and supervisors; or
●	evolve a corporate culture that is conducive to success.

If we are unable to manage our growth and our operations our financial results could be adversely affected.

If we fail to maintain an effective system of internal control over financial reporting and other business practices, and of Board-level oversight, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties.  Consequently, investors could lose confidence in our financial reporting, and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and to prevent and detect fraud and other improprieties.  We are responsible to review and assess our internal controls and implement additional controls when improvement is needed.  Failure to implement any required changes to our internal controls or any others that we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information.  Any such loss of confidence would have a negative effect on the market price of our stock.

Because we are relatively small, our internal control procedures may not be fully mature. We have limited internal personnel to implement procedures and must scale our procedures to be compatible with our resources. We also rely on outside professionals including accountants and attorneys to support our control procedures.

Sarbanes-Oxley Act requirements regarding internal control over financial reporting, and other internal controls over business practices, are costly to implement and maintain, and such costs are relatively more burdensome for smaller companies such as us than for larger companies.

Until fiscal 2012 we did not have an Audit Committee, a Compensation Committee or a Governance and Nominating Committee, composed of independent directors.  Accordingly, these Committees’ oversight procedures and issues familiarity may not yet be fully mature.

Our management ranks are thin, and losing or failing to add key personnel could adversely affect our business.

Our future performance depends substantially on the continued service of our senior management and other key personnel, including personnel which we need to hire.  In particular, our success depends upon the continued efforts of our senior management team.  We need to identify and hire additional senior managers to perform key tasks and roles.  We maintain a key man life insurance policy on our Executive Chairman with a $10,000,000 death benefit payable to us.

We are subject to competition.  And, if technological conditions change, our competitors may be better able to react than we are.

We have many actual and potential competitors, many of whom may have more financial, personnel, intellectual property, development and/or reputational resources than we do.  If we and our business do not grow larger, we will not be able to enjoy the brand power and economies of scale that many of our competitors do.  In addition, it is likely that our industry will be subject to rapid and profound technological changes.  Our competitors may have more ability to react to such changes than we do.

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

We rely, to an extent, on technology that we license from third parties, and may find a need to license additional technology in the future.  These third-party technology licenses might not continue to be available to us on commercially reasonable terms or at all.  If we are unable to obtain or maintain these licenses on favorable terms, or at all, we could experience delays in completing and developing our products and services.

We may not be able to adequately safeguard our intellectual property rights from unauthorized use, and we may become subject to claims that we infringe on others’ intellectual property rights.

We rely on a combination of patents, trade secrets, copyrights, trademarks, and other intellectual property laws, nondisclosure agreements and other arrangements with employees, actual and prospective customers and actual or prospective capital providers and their agents and advisors, and other protective measures to preserve our proprietary rights.  These measures afford only limited protection and may not preclude competitors from developing products or services similar or superior to ours.  Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

Although we implement protective measures and intend to defend our proprietary rights, these efforts may not be successful.  From time to time, we may litigate within the United States or abroad to enforce our issued or licensed patents, to protect our trade secrets and know-how or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others.  Enforcing or defending our proprietary rights can involve complex factual and legal questions and could be expensive, would require management’s attention and might not bring us timely or effective relief.

Furthermore, third parties may assert that our products or processes infringe their intellectual property rights.  Although there are no pending or threatened intellectual property lawsuits against us, we may face litigation or infringement claims in the future.  Infringement claims could result in substantial judgments, and could result in substantial costs and diversion of our resources even if we ultimately prevail.  A third party claiming infringement may also obtain an injunction or other equitable relief, which could effectively block our use of allegedly infringing items.  Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we may not be able to obtain any such licenses on acceptable terms and conditions, if at all.

Applicable rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may be burdensome to us and/or make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for our effective management because of the rules and regulations that govern publicly-held companies.  The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by national securities exchanges.  (Our securities are not currently listed on any national securities exchange.)  The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these recent changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters.  We may have difficulty attracting and retaining directors with the requisite qualifications.  If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our common stock on any national securities exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

We have a history of related-party transactions.

Throughout our history we have engaged in related-party transactions with our directors and officers. In all related-party transactions, there is a risk that even if our personnel on the other side of the table from the related party are striving to ensure that the terms of the transaction are arms-length, the related party’s influence may be such that the transaction terms could be viewed as favorable to that related-party. We established committees comprised of independent directors in our most recent fiscal year to review proposed related-party transactions, but even such committees and procedures may be susceptible to the influences inherent to these types of transactions. Our financial statements and other disclosure in this annual report on Form 10-K provide specific information about our prior related-party transactions. We may engage in additional related-party transactions in the future.

RISKS RELATED TO OUR INDUSTRY

Demand for the services we provide is not yet well established.

Brand owners who are potential users of the services we provide must weigh their decisions in the light of limited budgets for marketing and notification, the inertia of dealing with well-established providers of well-established traditional modalities for marketing and notification, lack of experience with services such as ours and the perception (whether or not well founded) of technological risk and not-fully-demonstrated cost-effectiveness of our services.  There are indications that the market among major brand owners for services such as ours may be in an early stage of development.

System or network failures could reduce our sales, increase costs or result in a loss of end users of our products and services.

Any failure of, or technical problem with, carriers’, third parties’ or billing systems, delivery or information systems, or communications networks could result in the inability of end users to receive communications or download our products, prevent the completion of a billing transaction, or interfere with access to some aspects of our products.  If any of these systems fails or if there is an interruption in the supply of power, an earthquake, superstorm, fire, flood or other natural disaster, or an act of war or terrorism, end users might be unable to access our offerings.  For example, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system.  Any failure of, or technical problem with, the carriers’, other third parties’ or our systems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business, or persuade retailers or brand owners that solutions utilizing our programs are not sufficiently reliable.  This, in turn, could harm our business, operating results and financial condition.

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

Our common stock is currently quoted on the OTC Bulletin Board, which may increase price quotation volatility and could limit the liquidity of the common stock, all of which may adversely affect the market price of the common stock and our ability to raise additional capital.

Trading in our stock has been modest, so investors may not be able to sell as much stock as they want at prevailing prices.  Moreover, modest volume can increase stock price volatility.

The average daily trading volume in our common stock for the twelve-month period ended September 30, 2013 was approximately 185,121 shares.  If trading in our stock continues at this level, it may be difficult for investors to sell or buy substantial quantities of shares in the public market at any given time at prevailing prices.  Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock.  When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares.

Applicable SEC rules governing the trading of “penny stocks” limits the trading and liquidity of the common stock which may affect the trading price of the common stock.

Our common stock is currently quoted on the OTC Bulletin Board and trades below $5.00 per share; therefore, our common stock is currently considered a “penny stock” and so is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded.  These regulations require the delivery, before any transaction involving a penny stock, of a disclosure explaining the penny stock market and the associated risks; and certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction before sale.  In addition, margin regulations prevent low-priced stocks such as ours from being used as collateral for brokers’ margin loans to investors.  These regulations have the effect of limiting the trading activity of the common stock and reducing the liquidity of an investment in our common stock.  In addition, many institutional investors, as a matter of policy, do not invest in stocks which are not traded on a national securities exchange and/or which trade for less than $5.00 per share (or some lower price point).

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

The price of our common stock has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock has been and is likely to continue to be volatile and could fluctuate in response to factors such as:

●	actual or anticipated monetizations of our patents;
●	actual or anticipated variations in our operating results (including whether we have achieved our key business targets and/or earnings estimates) and prospects;
●	announcements of technological innovations by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, business wins, strategic partnerships, joint ventures or capital commitments;
●	additions or departures of key personnel;
●	introduction of new services by us or our competitors;
●	sales of our common stock or other securities in the open market (particularly if overall trading volume is not high);
●	general market conditions and broader political and economic conditions; and
●	other events or factors, many of which are beyond our control.

The stock market has experienced significant price and volume fluctuations, which have often been unrelated to the operating performance of companies, and in particular the market prices of stock in smaller companies and technology companies have been highly volatile.  The market price of our common stock at any particular time may not remain the market price in the future.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against that company.  Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

We do not expect any cash dividends to be paid on our common stock in the foreseeable future.

We have never declared or paid a cash dividend on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future.  We expect to use any future earnings, as well as any capital that may be raised in the future, to fund business growth.  Consequently, a stockholder’s only opportunity to achieve a return on investment would be for the price of our common stock to appreciate and that stockholder to sell his or her shares at a profit.  We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

We have aggressively issued common stock and other equity-based securities in support of our business objectives and initiatives.  In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 305,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 5,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors.  As of September 30, 2013, there were 137,220,231 shares outstanding, 50,704,952 shares reserved for issuance upon exercise of outstanding stock options and warrants, and 7,856,000 shares reserved for issuance upon conversion of outstanding convertible debt. The holders of such options, warrants, and convertible securities can be expected to exercise or convert them at a time when our common stock is trading at a price higher than the exercise or conversion price of these outstanding options, warrants, and convertible securities.  If these options or warrants to purchase our common stock are exercised, convertible debt is converted or other equity interests are granted under our 2008, 2009 or 2010 stock plans, or under other plans or agreements adopted in the future, such equity interests will have a dilutive effect on your ownership of common stock.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.  Such securities may be issued at below-market prices or, in any event, prices that are significantly lower than the price at which you may have paid for your shares.  The future issuance of any such securities may create downward pressure on, or dampen any upward trend in, the trading price of our common stock.

We are controlled by our executive Chairman/major stockholder Anthony Macaluso.

Anthony Macaluso, our executive Chairman, beneficially owns approximately 26.3% of our outstanding common stock, on a Rule 13d-3 basis, as of December 5, 2013.  Such concentrated control of the Company may adversely affect the price of our common stock.  Because of his high percentage of beneficial ownership, and his positions as an officer and director, Mr. Macaluso may be able to control matters requiring the vote of stockholders, including the election of our Board of Directors and certain other significant corporate actions.  This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us.  This control could adversely affect the voting and other rights of our stockholders and could depress the market price of our common stock.  Actions which Mr. Macaluso determines to be in his best interest might not be in your (or even our) best interest.  If you acquire common stock, you may have no effective voice in the management of the Company.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and/or effect changes in control.  The provisions of our charter documents include:

●	the inability of stockholders to call special meetings of stockholders;
●	the ability of our board of directors to amend our bylaws without stockholder approval; and
●
the ability of our board of directors to issue up to 5,000,000 shares of preferred stock without stockholder approval upon the terms and conditions and with the rights, privileges and preferences as our board of directors may determine.

In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the Delaware General Corporation Law.  In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203.  These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.  We think Section 203 does not currently apply to us, but in the future it might apply to us.

Even though we are not a California corporation, our common stock could still be subject to a number of key provisions of the California General Corporation Law.

Under Section 2115 of the California General Corporation Law, or CGCL, non-listed corporations not organized under California law may still be subject to a number of key provisions of the CGCL.  This determination is based on whether the corporation has specific significant business contacts with California and if more than 50% of its voting securities are held of record by persons having addresses in California.  Under Section 2115, we could be subject to certain provisions of the CGCL.  Among the more important provisions are those relating to the election and removal of directors, cumulative voting, standards of liability and indemnification of directors, distributions, dividends and repurchases of shares, shareholder meetings, approval of certain corporate transactions, dissenters’ rights, and inspection of corporate records.  We have not determined whether or not we are, or will be, subject to such CGCL requirements.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

Our executive offices are located at 100 Town Square Place, Suite 204, Jersey City, New Jersey 07310. We have a five-year lease for this space at a rate of $8,925 per month. The facilities comprise approximately 3,500 square feet consisting entirely of administrative office space.

We have additional offices located at 2235 Encinitas Blvd., Suite 210, Encinitas, California 92024. We have a one year lease for this space at a rate of $3,532 per month. The facilities comprise approximately 2,000 square feet consisting entirely of administrative and software development office space.

We have additional offices located at 3310 Market Street, Suite 204, Rogers, Arkansas 72758. We have a five-year lease for this space at a rate of $3,645 per month. The facilities comprise approximately 2,100 square feet consisting entirely of sales, client service, and administrative office space.

We have additional offices located at 12301 West Explorer Drive, Suite 210, Boise, Idaho 83713. We have a two-year lease for this space at a rate of $1,204 per month, which has been extended on a month-to-month basis. The facilities comprise approximately 1,445 square feet consisting entirely of software development office space.

Our servers are housed at CoreSite, 900 N. Alameda Street, Los Angeles, California 90012, Paetec, 100 W. La Palma, Anaheim, California 92801,  Fiberpipe, 10215 West Emerald Street, Boise, Idaho 83704 and CoreSite, 427 North La Salle, Chicago, Illinois 60605.

Item 3. Legal Proceedings.

On February 21, 2012, we filed a complaint against Zoove Corporation in the United States District Court, Northern District of California. The complaint alleged patent infringement, in which we sought preliminary and permanent injunctive relief as well as damages resulting from Zoove’s infringement of U.S. Patent No. 7,813,716 and U.S. Patent No. 8,041,341.  On November 12, 2013, we entered into a Patent License and Settlement Agreement with Zoove pursuant to which the parties agreed to settle the lawsuit and dismiss with prejudice. Pursuant to the terms of the settlement agreement, each party was granted a non-exclusive, non-transferrable (except as limited by the settlement agreement), royalty free, fully paid-up, worldwide license to certain of the other party’s technology. In addition Zoove agreed to pay us a cash fee of $750,000 to be paid over a three year period. On December 3, 2013, the Court granted the Stipulated Dismissal of Claims and Counterclaims with Prejudice.

On July 29, 2012, we were served a first amended complaint for Elizabeth Ibey v. Wal-Mart Stores Inc. and Single Touch Interactive Inc. The complaint is a class action pending in the United States District Court, Southern District of California and alleges violations of the Telephone Consumer Protection Act. The Plaintiff seeks damages and injunctive relief. We filed a motion to dismiss the case on September 19, 2013 and a hearing on that motion to dismiss is scheduled for December 13, 2013.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “SITO”. The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices per share of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The closing sale price of our common stock on December 6, 2013 was $0.54.

Quarter Ended	High	Low

September 30, 2013	0.65	0.52
June 30, 2013	0.76	0.61
March 31, 2013	0.95	0.60
December 31, 2012	0.65	0.25
September 30, 2012	0.34	0.17
June 30, 2012	0.31	0.19
March 31, 2012	0.37	0.23
December 31, 2011	0.33	0.20
September 30, 2011	0.56	0.26
June 30, 2011	0.75	0.45
March 31, 2011	0.83	0.49
December 31, 2010	1.05	0.73

Holders

As of September 30, 2013, there were approximately 199 record holders of our common stock. This does not include the holders of approximately 77 un-exchanged stock certificates or the additional holders of our common stock who held their shares in street name as of that date.

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

Transfer Agent

Our registrar and transfer agent is Continental Stock Transfer & Trust Company.

Recent Sales of Unregistered Securities

On September 11, 2013, we granted Peltz Capital Management, LLC (i) 2,000,000 options to purchase shares of our common stock at an exercise price of $0.48 per share, and (ii) 3,750,000 options to purchase shares of our common stock at an exercise price of $0.295 per share.

On September 19, 2013, we issued and sold 500,000 shares of our common stock to an accredited investor at a price of $0.49 or aggregate proceeds of $245,000.

On August 27, 2013, the Company granted options to a Director to purchase 250,000 shares of the Company’s common stock at a purchase price of $0.604 per share expiring five years from date of grant. The options immediately vested upon grant.

On August 27, 2013, the Company granted options to a Director to purchase 50,000 shares of the Company common stock at a purchase price of $0.604 per share expiring five years from date of grant. The options immediately vested  upon grant.

The issuance of the securities described above were exempt from registration under Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

The following table reflects information for equity compensation plans and arrangements for any and all directors, officers, employees and/or consultants through September 30, 2013.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,217,000	$0.54	2,146,797
Equity compensation plans not approved by security holders	22,221,952	$0.52	2,521,912
Total	28,438,952	$0.52	4,668,709

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

In December 2010 our Board of Directors adopted the 2010 Stock Plan (“2010 Plan”) to provide common stock option grants to selected employees, non-employee directors, consultants and advisors. In June 2011, the Board increased the total number of shares subject to the 2010 Plan to 25,000,000 and to 40,000,000 in November 2013. The 2010 Plan is administered by our Board of Directors.

Item 6.  Selected Financial Data.

Not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,”“anticipates,”“expects,”“intends,”“projects,”“will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.

Overview

We are an innovative mobile media solutions provider serving retailers, advertisers and brands. Through patented technologies and a modular, adaptable platform, our multi-channel messaging gateway enables marketers to reach consumers on all types of connected devices, with information that engages interest, drives transactions and strengthens relationships and loyalty.

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

Our portfolio of intellectual property represents our many years’ innovation in the wireless industry through patented technology that we developed, as well as patented technology we purchased from Microsoft and others.  We are dedicated to the monetization of our patents, primarily through licensing agreements that allow others to use our patents in exchange for royalty income and other consideration.

Throughout our history, we have been constrained by the availability of funds to develop and operate our business and intellectual property.  We have raised funds by selling shares of our stock, convertible debentures and warrants to insiders and private investors.  A variety of non-cash accounting charges have significantly increased our net losses, including charges for stock based compensation that we have paid to officers, directors, employees, consultants and key vendors who have developed our business from its start-up pre-revenue phase to a fully operational business in which we have grown annual revenues by nearly ten times in the past three years.

During fiscal year ended September 30, 2013, we made significant progress in reducing our negative cash flows from operations as a result of 23% growth in revenues and 3% decrease in costs directly associated with revenue.  During the nine-month period from January 2013 through September 2013, on a pro-forma basis when separating out intellectual property related initiatives, our core, underlying business generated positive operating profits and positive cash flow.

As we expand operational activities and seek to monetize our patented technology, we may continue to experience operating losses and/or negative cash flows from operations and may be required to obtain additional financing to fund operations.  We are heavily reliant on the revenue we generate from a single customer relationship. Our core mobile media business operates in a relatively new and evolving industry that seeks to gain a larger share of business spending which has traditionally been directed toward older established media solutions.  There can be no assurance that we will be successful in addressing these challenges and others that we face, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Results of Operations

Results of Operations for the Fiscal Years Ended September 30, 2013 and 2012

During the fiscal year ended September 30, 2013, we increased our revenue by approximately 23% over revenue generated during the fiscal year ended September 30, 2012 ($7,784,604 in 2013 compared to $6,346,919 in 2012).   The growth is attributable to continuing mobile adoption and new programs for existing and new client relationships.  Of our revenue earned during fiscal year ended September 30, 2013, approximately 99% was generated from contracts with ten customers covered under our master services agreement with AT&T. Of our revenue earned during fiscal year ended September 30, 2012, approximately 99.7% was generated from contracts with eleven customers covered under our master services agreement with AT&T.

Royalties and Application Costs represent the direct out-of-pocket costs associated with revenue. Royalties and Application Costs vary substantially in line with revenue and totaled $3,328,232 in 2013, compared to $2,907,110 in 2012, an increase of 14%.   Royalties and Application Costs as a percentage of revenue decreased by 3%, from 46% to 43% from the fiscal year ended September 30, 2012 to that for 2013, attributable to the composition of message types, vendor re-negotiations, and taking in-house a number of formerly outsourced services, such as part of our colocation facilities.

Research and Development expense decreased from $84,658 in 2012 to $65,975 in 2013 while adjusted Compensation expense decreased from $2,679,008 to $2,517,682.  The small decrease to the former reflects the variance throughout any given fiscal year of the innovation process and newly placed emphasis on monetization of existing intellectual property (“IP”) rather than the creation of new IP.  Similarly, reduced adjusted Compensation expense represents a more targeted focus on the expansion of our existing mobile messaging and marketing business, as well as efficiencies gained from staff and from the expanded management team now in its second year with us.

General and administrative expense for the fiscal years ended September 30, 2013 and 2012 was $3,898,121 and $2,387,494, respectively, an increase of $1,510,627 or 63%.  The increase is largely related to an $814,861 increase in stock based compensation expense and a $336,292 increase in attorneys’ fees as part of our investment in IP monetization and $336,735 in professional fees for other corporate matters.

Interest expense for the fiscal years ended September 30, 2013 and 2012 was $1,270,944 and $488,120, respectively, an increase of $782,284 or 160%.  The increase in interest expense is attributable to our having more outstanding principal on our convertible debentures as we have increased our net borrowings over the periods.

Our net loss for the fiscal year ended September 30, 2013 was $5,249,566 as compared to a net loss of $3,255,186 for the fiscal year ended September 30, 2012, an increase of $1,994,380 or 61% that is primarily attributable to the $1,739,995 increase in stock based compensation expense for employees, directors and consultants and the $782,824 increase in interest expense on our convertible debentures, which has been partially offset by the increased revenues and reduction in the percentage of direct out-of-pocket costs associated with revenue.

Liquidity and Capital Resources

At September 30, 2013, we had total assets of $6,523,206 and total liabilities of $5,398,842. As of September 30, 2012, we had total assets of $5,569,755 and total liabilities of $4,661,117. The $953,451 or 17% increase in assets is primarily attributable to the $1,163,100 increase in prepaid consulting services that represents the fair value of options to purchase Company common stock given to Peltz Capital Management LLC as compensation for consulting services under a two-year consulting agreement (See Note 5 of the financial statements included in this report).  At September 30, 2013, we had cash of $1,146,995 as compared to $2,157,707 at September 30, 2012, a decrease of $1,010,712.

The $737,725 increase in liabilities in the year since September 30, 2012 is largely due to the $583,940 increase in accounts payable and the $153,642 net increase in our obligations under convertible debentures.   The increase in accounts payable is largely related to attorneys’ fees payable incurred as part of our investment in IP monetization.  During the fiscal year ended September 30, 2013, we used $1,052,030 in cash for operating activities as compared to the $2,084,247 we used for operating activities during the fiscal year ended September 30, 2012.  The 50% improvement in cash flow from operations is attributable to our increased revenues and reduction in the percentage of direct out-of-pocket costs associated with revenue.

Cash used in investing activities for the fiscal year ended September 30, 2013 totaled $1,127,791, of which $399,682 represented the capitalized internal costs of our software development and $600,000 was part of the acquisition of the Anywhere software license. We continue to invest in IP that is designed to expand our mobile communications/advertising offerings.

Cash provided from financing activities for the fiscal year ended September 30, 2013 totaled $1,169,109.  The Company received $688,000 through the issuance of the final tranche of a $3,000,000 private placement of our convertible debt and related warrants.  We paid $48,475 in cash relating to that placement. We received $824,486 from issuances of our common stock.  We paid the final $87,500 remaining on our patent purchase obligation and repaid $200,000 of principal, together with $20,000 of interest, to the one note holder from our first $2,000,000 private placement.  This note holder converted its note at a time when the conversion price ($0.50 per share) was less than our stock price, and all other such note holders from that placement have either converted such notes into shares or elected to amend and extend their notes.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

2013 Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Single Touch Systems, Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheet of Single Touch Systems, Inc. as of September 30, 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Single Touch Systems, Inc. as of September 30, 2013 and the consolidated results of its operations, stockholders’ equity, and cash flows for year ended September 30, 2013 in conformity accounting principles generally accepted in the United States of America.

/s/ L.L. Bradford and Company, LLC
Las Vegas, Nevada
December 9, 2013

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

/s/ Weaver, Martin & Samyn LLC
Weaver, Martin & Samyn LLC
Kansas City, Missouri
December 31, 2012

SINGLE TOUCH SYSTEMS INC.
BALANCE SHEETS

	September 30,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$1,146,995	$2,157,707
Accounts receivable	1,347,827	1,085,840
Prepaid consulting	1,081,553	-
Other prepaid expenses	150,183	129,290

Total current assets	3,726,558	3,372,837

Property and equipment, net	238,815	228,499

Other assets
Prepaid consulting - long-term portion	81,547	-
Capitalized software development costs, net	343,575	383,227
Intangible assets:
Patents	467,837	602,056
Patent applications cost	768,646	667,858
Software license	831,000	76,000
Deposit - related party	-	155,000
Other assets including security deposits	65,228	84,278

Total other assets	2,557,833	1,968,419

Total assets	$6,523,206	$5,569,755

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,352,203	$768,263
Accrued expenses	209,323	200,591
Accrued compensation - related party	72,736	72,730
Current obligation under capital lease	16,331	-
Current obligation on patent acquisitions	-	87,500
Convertible debenture - related party	585,708
Convertible debentures - unrelated parties	2,692,570	294,241
Total current liabilities	4,928,871	1,423,325

Long-term liabilities
Deferred revenue	-	25,000
Obligation under capital lease	29,378	-
Convertible debenture - related party	-	527,512
Convertible debentures - unrelated parties	440,593	2,685,280
Total long-term liabilities	469,971	3,237,792

Total liabilities	5,398,842	4,661,117

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized;
none outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized,
137,220,331 shares issued and outstanding as of September 30, 2013
and 132,472,392 shares issued and outstanding as of September 30, 2012	137,220	132,472
Additional paid-in capital	130,886,161	125,425,617
Accumulated deficit	(129,899,017)	(124,649,451)

Total stockholders' equity	1,124,364	908,638

Total liabilities and stockholders' equity	$6,523,206	$5,569,755

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2013	2012

Revenue
Wireless applications	$7,784,604	$6,346,919

Operating Expenses
Royalties and application costs	3,328,232	2,907,110
Research and development	65,975	84,658
Compensation expense (including stock based compensation of $1,290,576 in 2013 and $365,422 in 2012)	3,808,258	3,044,430
Depreciation and amortization	662,721	690,293
General and administrative (including stock based compensation of $952,030 in 2013 and $137,169 in 2012)	3,898,121	2,387,494
	11,763,307	9,113,985

Loss from operations	(3,978,703)	(2,767,066)

Other Income (Expenses)
Interest income	81	-
Interest expense	(1,270,944)	(488,120)

Net (loss) before income taxes	(5,249,566)	(3,255,186)

Provision for income taxes	-	-

Net loss	$(5,249,566)	$(3,255,186)

Basic and diluted loss per share	$(0.04)	$(0.02)

Weighted average shares outstanding	133,878,896	131,192,693

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - September 30, 2011	130,182,392	$130,182	$123,446,398	$(121,394,265)	$2,182,315

Shares issued on exercise of options	1,850,000	1,850	316,150	-	318,000
Shares issued in obtaining software license from Soapbox Mobil, Inc.	200,000	200	45,800	-	46,000
Shares issued for services	240,000	240	42,960	-	43,200
Recognition of discounts in connections with convertible debt offerings	-	-	1,012,440	-	1,012,440
Compensation recognized on option and warrant grants	-	-	448,991		448,991
Compensation recognized on modification of prior warrant grant	-	-	53,600	-	53,600
Loan fees recognized on warrants granted to placement agent in connection with convertible debt offerings	-	-	138,874	-	138,874
Amortization of beneficial conversion feature on related party debt	-	-	(79,596)	-	(79,596)
Net loss for the year ended September 30, 2012	-	-	-	(3,255,186)	(3,255,186)

Balance - September 30, 2012	132,472,392	$132,472	$125,425,617	$(124,649,451)	$908,638

Shares issued on exercise of stock options	1,454,839	1,455	446,932		448,387
Shares issued on exercise of stock warrants	689,000	689	130,411		131,100
Shares issued in debt conversions	2,104,000	2,104	1,049,896		1,052,000
Shares issue for cash	500,000	500	244,500		245,000
Recognition of discounts in connections with convertible debt offerings			163,849		163,849
Compensation recognized as contributed capital on Executive Chairman's stock option grant for consulting services			847,300		847,300
Compensation recognized on option and warrant grants			2,068,681		2,068,681
Compensation recognized on modification of prior period's stock option grants			489,726		489,726
Loan fees recognized on warrants granted to placement agent in connection with convertible debt offerings			27,445		27,445
Amortization of beneficial conversion feature on related party debt			(8,196)		(8,196)
Net loss for the year ended September 30, 2013				(5,249,566)	(5,249,566)

Balance - September 30, 2013	137,220,231	$137,220	$130,886,161	$(129,899,017)	$1,124,364

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2013	2012

Cash Flows from Operating Activities
Net loss	$(5,249,566)	$(3,255,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	89,168	107,909
Amortization expense - software development costs	439,334	446,876
Amortization expense - patents	134,219	135,508
Amortization expense - discount of convertible debt	825,708	311,005
Stock based compensation	2,242,606	502,591
Bad debts	-	18,326
(Increase) decrease in assets:
(Increase) in accounts receivable	(261,987)	(196,890)
(Increase) decrease in prepaid expenses	(20,894)	3,934
Increase (decrease) in liabilities:
Increase (decrease) in accounts payable	583,940	(409,794)
Increase in accrued expenses	8,738	60,679
(Decrease) increase in deferred revenue	(25,000)	25,000
Increase in accrued interest	181,704	165,795

Net cash used in operating activities	(1,052,030)	(2,084,247)

Cash Flows from Investing Activities
Redemption of certificate of deposits, pledged	19,050	19,050
Patents and patent applications costs	(100,789)	(146,558)
Purchase of property and equipment	(46,370)	(33,195)
Capitalized software development costs	(399,682)	(434,915)
Payment on settlement regarding Anywhere software license	(600,000)	(30,000)

Net cash used in investing activities	$(1,127,791)	$(625,618)

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2013	2012

Proceeds from issuance of common stock	824,486	318,000
Proceeds from issuance of convertible debt - unrelated parties	688,000	3,812,000
Proceeds from issuance of convertible debt - related parties	-	500,000
Principal reduction on obligation under capital lease	(7,402)	-
Principal reduction on convertible debt	(200,000)	-
Expenditures relating to private offerings	(48,475)	(210,049)
Principal reduction on obligation on patent purchases	(87,500)	(76,180)

Net cash provided by financing activities	1,169,109	4,343,771

Net (decrease) increase in cash	(1,010,712)	1,633,906

Beginning balance - cash	2,157,707	523,801

Ending balance - cash	$1,146,995	$2,157,707

Supplemental Information:

Interest expense paid	$263,291	$11,321
Income taxes paid	$-	$-

Non-cash investing and financing activities:

For the year ended September 30, 2013

During the year ended September 30,2013, the Company received $688,000 through the issuance of convertible debt including common stock warrants to purchase 1,376,000 shares of the Company's common stock at $0.25 per share. The Company recognized discounts against the principal amounts due totaling $163,849 with an offsetting amount charged to equity. (See Note 10)

In connection with the above debt issuance, the Company paid placement fees that included cash totaling $48,475 and warrants to purchase 110,000 shares of the Company's common stock at $0.304 per share. The warrants were valued at $27,445. The total placement fee of $75,920 is recognized as a loan fee and is reflected in the balance sheet as an additional discount against the principal and accrued interest due on the underlying convertible debt. (See Note 10)

During the year ended September 30, 2013, the Company's Executive Chairman granted an option to a third party to purchase a total of 5,750,000 shares of the Company's common stock personally owned by him. Of the 5,750,000 options granted, 3,750,000 have an exercise price of $0.295 per share and 2,000,000 have an exercise price of $0.48 per share. The options expire two years from date of grant. The options were granted in exchange for consulting services that directly benefit the Company. Therefore, the Company recorded the fair value of the options granted of $847,300 to equity as contributed capital with an offset to prepaid expense. The $847,300 is being amortized to operations over the two-year term of the consulting agreement (See Note 13).

In September 2013, the Company, the Executive Chairman and the above indicated consultant entered into an agreement, whereby the consultant assigned his interest in the 5,750,000 options grant by the Executive Chairman to the Company in exchange for options granted by the Company directly to the consultant under the same terms and conditions as the assigned option grants. The Company considered the options its granted to the consultant in September 2013 as new grants and valued the options at $718,871. The $718,871 was added to the remaining unamortized balance of the prepaid consulting fee, and the total in being amortized to operations over the remaining term of the option grants

During the year ended September 30, 2013, the Company recognized stock-based compensation totaling $2,242,606 of which $1,349,809 was recognized on the vesting of 5,832,400 options, $489,726 was recognized as additional compensation on the November 30, 2012 modification of 17,134,334 previously granted options, and $403,071 from the above indicated amortization of prepaid consulting expense.

During the year ended September 30, 2013, debt and accrued interest totaling $1,052,000 was converted into 2,104,000 shares the Company's common stock.

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-cash investing and financing activities (continued):

For the year ended September 30, 2013 - continued

During the year ended September 30, 2013, the Company received $131,100 in consideration for the  exercise of 689,000 common-stock warrants (see Note 13).

During the year ended September 30, 2013, the Company issued 490,588 shares of its common stock  to a former Director through the cashless exercise of 1,550,000 common-stock options. Also during the  ended September 30, 2013, the Company issued 8,203 shares of its common stock to its Executive  Chairman through a cashless exercise of 40,000 common stock options (See Note 13)

During the year ended September 30, 2013, the Company issued 956,048 shares of its common stock  to various employees, legal counsel, and a former Director through the exercise of 956,048 common-  stock options. The Company received a total of $448,386 through these exercises (See Note 13)

During the year ended September 30, 2013, the Company issued 500,000 shares of its common stock for $245,000.

During the year ended September 30 2013, the Company charged amortization of a beneficial conversion feature on convertible debt due to a Director of $8,196 to equity.

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

During the year ended September 30, 2012, the Company was granted a perpetual license to utilize the Anywhere software. In consideration for the license, the Company agreed to pay $30,000 and issue 200,000 shares of its common stock. The license was valued at $76,000 (See Note 7).

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

The Company is a technology based mobile solutions provider serving businesses, advertisers and brands. Through patented technologies and a modular, adaptable platform, Single Touch's multi-channel messaging gateway enables marketers to reach consumers on all types of connected devices, with information that engages interest, drives transactions and strengthens relationships and loyalty.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at September 30, 2013 or September 30, 2012 were impaired.

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

Capital Lease

Assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of the assets under capital leases is included in depreciation expense.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the year ended September 30, 2013 or for the year ended September 30, 2012. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense. During the year ended September 30, 2013 and 2012, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services and property. The non-cash consideration paid pertains to consulting services and the acquisition of a software license (See Notes 5 and 7).

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

Stock Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50, formerly Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.”  These standards define a fair-value-based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the year ended September 30, 2013, the Company recognized stock-based compensation expense totaling $2,242,606, of which $1,349,809 was recognized through the vesting of 5,832,400 common stock options, $489,726 was recognized as additional compensation on the modification of 17,134,334 previously granted options, and $403,071 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options (See Note 5). During the year ended September 30, 2012, the Company recognized stock-based compensation expense totaling $502,591, of which $448,991 was recognized through the vesting of 6,700,666 common stock options and $53,600 was recognized as compensation on the modification of 1,000,000 warrants granted to a consultant under a new agreement replacing a prior agreement (See Note 13).

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2013 that have been excluded from the computation of diluted net loss per share amounted to 56,560,952 shares and include 16,516,000 warrants, 34,188,952 options and $3,928,000  of debt and accrued interest convertible into  7,856,000 shares of the Company’s common stock.  Of the 56,560,952 potential common shares at September 30, 2013, 2,916,334 shares were not vested. Potential common shares as of September 30, 2012 that have been excluded from the computation of diluted net loss per share amounted to 64,174,869 shares and include 23,116,595 warrants, 32,210,000 options and $4,424,137 of debt and accrued interest convertible into 8,848,274 shares of the Company’s common stock.

Concentration of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Of the Company’s revenue earned during the year ended September 30, 2013, approximately 99% was generated from contracts with ten customers covered under the Company’s master services agreement with AT&T. Of the Company’s revenue earned during the year ended September 30, 2012, approximately 99.7% was generated from contracts with eleven customers covered under the Company’s master services agreement with AT&T.

The Company’s accounts receivable are typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of September 30, 2013 and 2012, one customer accounted for 99% and 93% of the Company’s net accounts receivable balance, respectively.

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

Recent Accounting Pronouncements

Our Company has not identified any recently issued accounting pronouncements that are expected to have a material impact on our Company's financial statements.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts Receivable

Accounts receivable consist of the following:

	September 30,
	2013	2012
Due from customers	$1,350,705	$1,184,610
Less allowance for bad debts	(2,878)	(98,770)
	$1,347,827	$1,085,840

4.	Property and Equipment

The following is a summary of property and equipment:

	September 30,
	2013	2012
Computer hardware	$756,197	$709,826
Equipment	46,731	46,731
Office furniture	127,669	127,669
Equipment held under capital Lease	53,112	-
	983,709	884,226
Less accumulated depreciation	(744,894)	(655,727)
	$238,815	$228,499

Depreciation expense for the year ended September 30, 2013 and 2012 was $89,168 and $107,909, respectively.

5.	Prepaid Consulting

During the three months ended December 31, 2012, the Company's Executive Chairman personally granted an option to a third party to purchase a total of 5,750,000 shares of the Company’s common stock that he owned in exchange for consulting services provided by the third party that directly benefit the Company (the “Chairman Options”). Of the 5,750,000 Chairman Options, 3,750,000 have an exercise price of $0.295 per share and 2,000,000 have an exercise price of $0.48 per share. The Chairman Options expire two years from date of grant.  The Company recorded the $847,300 fair value of the Chairman Options as contributed capital with an offset to prepaid consulting expense that is being amortized to operations over the two-year term of the consulting agreement. The Company’s value of $847,300 was determined using a Binomial Option model based upon an expected life of 5 years, trading prices ranging from $0.30 to $0.46 per share, a risk free interest rate ranging from 0.25% to 0.30%, and expected volatility ranging from 89.348% to 90.201%.

In September 2013, the Company, its Executive Chairman and the above-indicated third party entered into an agreement, whereby the Company granted options to the third party that have the same terms as the Chairman Options in exchange for the third party’s assignment of its interest in the Chairman Options to the Company. The Company valued  the options granted to the third party in September 2013 at $718,871 and added the cost to the remaining unamortized prepaid consulting expense from the Chairman Options.  The total is being amortized to operations over the remaining term of the consulting agreement. Consulting fees charged to operations for the year ended September 30, 2013 was $403,071. As of September 30, 2013, the unamortized prepaid consulting expense was $1,163,100. Amortization expense for the remaining terms of the option grants is as follows:

Year Ending September 30,
2014	$1,081,553
2015	81,547
$1,163,100

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Capitalized Software Development Costs

The following is a summary of capitalized software development costs:

	September 30,
	2013	2012
Beginning balance	$383,227	$395,188
Additions	399,682	434,915
Amortization	(439,334)	(446,876)
Charge offs	-	-
Ending balance	$343,575	$383,227

Amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending September 30,
2014	$200,479
2015	143,096
$343,575

7.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	September 30,
	2013	2012
Patent costs	939,535	939,535
Amortization	(471,698)	(337,479)
	$467,837	$602,056

Amortization expenses for the year ended September 30, 2013 and 2012 was $134,219 and $135,508, respectively.

Amortization expense over the estimated remaining lives of the patents is as follows:

Year Ending September 30,
2014	$134,219
2015	134,219
2016	130,787
2017	62,449
2018	6,163
$467,837

In January 2011, the Company was issued US Patent 7,865,181 “Searching for mobile content” and US Patent 7,865,182 “Over the air provisioning of mobile device settings.” The costs associated with these patents, totaling $29,254, are being amortized over the patent’s estimated useful life of seven years.

In September 2011, the Company was issued US Patent 8,015,307 “System and method for streaming media.” The costs associated with these patents totaling $8,115 are being amortized over the patent’s estimated useful life of seven years.

In October 2011, the Company was issued US Patent 8,041,341 “System of providing information to a telephony subscriber.” The costs associated with this patents totaling $22,940 are included above and are being amortized over the patent’s estimated useful life of seven years.

Software license

On March 30, 2012, the Company acquired an exclusive perpetual license to utilize the “Anywhere” software and related source code from Soap Box Mobile, Inc. (“Soapbox”), a company in which the Company’s Executive Chairman owned a majority preferred interest at the time of the license grant.  The Company paid $785,000 in cash and 200,000 shares of Company common stock for the exclusive perpetual license, of which the Executive Chairman received $755,000 under terms of a November 27, 2012 agreement.  The Company has valued the license at $831,000, which consists of the $785,000 in cash consideration and the $46,000 fair value assigned to the 200,000 shares of Company common stock.  The perpetual license is a long-term asset that is not subject to amortization.

On November 27, 2012, the Company entered into a Settlement and Mutual Special Release with the Company’s Executive Chairman and agreed to pay him $755,000 for his full release from any claims related to the March 30, 2012 Soapbox agreement and included a perpetual exclusive license to utilize “Anywhere.” The $755,000 was capitalized and included in the cost of the software license.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Capital Lease

The Company leases certain computer hardware under a capital lease that expires in 2016. The equipment has a cost of $53,111 and was not place in service at September 30, 2013.

Minimum future lease payments under the capital lease at June 30, 2013 for each of the next three years and in the aggregate are as follows:

Year Ending September 30,
2014	$17,098
2015	17,098
2016	12,823
Total minimum lease payments	$47,019
Less amount representing interest	(1,310)
Present value of net minimum lease payments	$45,709

The effective interest rate charged on the capital lease is approximately 2.25% per annum. The lease provides for a $1 purchase option. Interest charged to operation for the years ended September 30, 2013 and 2012 was $241 and $0, respectively.

9.	Income Taxes

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	September 30,
	2013	2012

U.S statutory rate	34%	34%
Less valuation allowance	(34)%	(34)%
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows:

	September 30,
Deferred tax assets	2013	2012
Stock based compensation	$1,507,017	$1,490,573
Net operating losses	16,243,572	14,486,166
Property and equipment	2,681	2,681
Intangible assets	585,457	50,480
Amortization - intangible assets	-	66,314
	18,338,727	16,096,214
Deferred tax liability
Depreciation expense	(20,710)	(44,768)
Amortization - intangible assets	(94,432)	-
Net deferred tax assets	18,223,585	16,051,446
Less valuation allowance	(18,223,585)	(16,051,446)
Deferred tax asset - net valuation allowance	$-	$-

The net increase in the valuation allowance for the year ended September 30, 2013 was $(2,172,139).

The Company has a net operating loss carryover of approximately $47,775,000 available to offset future income for income tax reporting purposes that expire in various years through 2033, if not previously utilized. The Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years beginning on October 1, 2009 or California state income tax examination by tax authorities for years beginning on October 1, 2008.  We are not currently involved in any income tax examinations.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Obligation on Patent Acquisitions

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

As the original and modified agreements did not provide for any stated interest on the payments, the Company was required to impute interest on the payment stream. The Company present valued the payments at $831,394 using an effective interest rate of 15% in its computation.  Interest accrued and charged to operations for the year ended September 30, 2013 and 2012 totaled $0 and $11,320, respectively.

11.	Convertible Debt

During November and December 2011, the Company received a total of $1,800,000 in consideration for issuing convertible notes and warrants to purchase 3,600,000 shares of the Company’s common stock to seven investors including a Company director.  In February 2012, the Company received from two investors an additional $200,000 in consideration for issuing convertible notes and warrants to purchase 400,000 shares of the Company’s common stock. The notes bear interest at a rate of 10% per annum. Under the original terms of the promissory notes, principal and accrued interest were fully due one year from the respective date of each loan and could be extended by mutual consent. Outstanding principal and the first year’s accrued interest are convertible into shares of the Company’s common stock at a conversion rate of $0.50 per share. In September 2012, holders of nine notes with a face amount of $1,700,000 agreed to modify the terms of their notes and extend the maturity date of their notes to August 31, 2014. Of the remaining notes with an original principal of $300,000, $200,000 paid in December 2012, and $100,000 that would otherwise been due in February 2013 was converted, together with $10,000 of interest, into 220,000 shares of the Company’s common stock in February 2013. The expiration dates of common stock warrants issued in connection with the modified notes were also extended to September 7, 2015. The modification of the terms of the convertible debt did not extinguish any portion of debt; therefore no gain or loss was recorded due to the modifications.

In connection with the Company’s private offering dated September 7, 2012, the Company received a total of $3,000,000 in consideration for issuing convertible notes and warrants to purchase 6,000,000 shares of the Company’s common stock to 64 investors.  The notes bear interest at a rate of 10% per annum, and interest is payable semi-annually. Principal and any unpaid accrued interest are fully due two years from the respective date of each loan. Outstanding principal is convertible into shares of the Company’s common stock at a conversion rate of $0.50 per share. The aforementioned warrants are fully exercisable into common shares commencing on the date of each loan at a price of $0.25 per share and expire three years from the respective date of grant.

In connection with the private offering, the Company incurred offering costs totaling $424,843 including the fair value of warrants issued to the Placement Agent to purchase 479,920 shares of the Company’s common stock at a purchase price of $0.304 per share. The value of the warrants of $166,319 was calculated using the Binomial Option model with a risk-free interest rates ranging from 0.31% to 0.34%, volatility ranging from 94.17% to 95.23%, and trading prices ranging from $0.28 to $0.33 per share. The $424,843 is being amortized over the two-year term of the related debt using the effective interest method.

The convertible notes were recorded net of discounts that include the relative fair value of the warrants, the notes’ beneficial conversion features, and the above indicated loan fee, all totaling $1,530,415. The discounts are being amortized to either interest expense (if the debt is due to an unrelated party) or equity (if the debt is due to a related party) over the term of the various notes using the effective interest method.  The initial value of the warrants of $1,124,773 issued to investors was calculated using the Binomial Option model with a risk-free interest rates ranging from 0.31% to 0.43%, volatility ranging from 94.17% to 103.00%, and trading prices ranging from $0.22 to $0.35 per share. The beneficial conversion feature of $51,516 was calculated using trading prices ranging from $0.26 to $0.35 per share and an effective conversion price $0.0322 per share.

During the year ended September 30, 2013, the Note holders converted debt and accrued interest totaling $1,052,000 into 2,104,000 shares of the Company’s common stock and exercised warrants for the issuance of 689,000 common shares. The Company received a total of $131,100 on the exercise of the warrants.

Interest expense on the convertible debt for the year ended September 30, 2013 and 2012 was $444,995 and $165,794, respectively. Amortization of the discounts for the year ended September 30, 2013 totaled $833,904 of which $825,708 was charged to interest expense and $8,196 was charged to equity. Amortization of the discounts for the year ended September 30, 2012 totaled $390,602 of which $311,006 was charged to interest expense and $79,596 was charged to equity.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discount amortization expense for the year ended September 30, 2013 includes $197,827 of the remaining unamortized portion of discounts attributable the $1,052,000 of debt converted during the period that was charged to operations upon the conversions.

The balance of these convertible notes at September 30, 2013 and 2012 is as follows:

	September 30,
	2013	2012
Principal balance	$3,758,000	$4,312,000
Accrued interest	337,498	165,794
	4,095,498	4,477,794
Less discounts	(376,627)	(970,761)
	3,718,871	3,507,033
Less current portion	(3,278,278)	(294,241)
Long-term portion	$440,593	$3,212,792

The following are maturities of the principal balance of the convertible debt:

September 30,
2014	$440,593

12.	Related Party Transactions

On November 11, 2011, the Company granted a Company director, 200,000 stock options exercisable at $0.225 per share that fully vest on date of grant.

On August 23, 2012, the Company granted three, Company directors, a total of 550,000 stock options exercisable at a price $0.325 per share that expire on August 23, 2017 and immediately vested upon grant.

As discussed in Note 9, a Company director provided $500,000 to the Company in exchange for $500,000 convertible note and warrants to purchase 1,000,000 common shares of the Company’s common stock for a period of three years at a price of $0.25 per share. The $500,000 note, as well as the first year’s interest on the note, is convertible into the Company’s common shares at a conversion rate of $0.50 per share.

On March 30, 2012, the Company acquired an exclusive perpetual license to utilize the “Anywhere” software and related source code from Soap Box Mobile, Inc. (“Soapbox”), a company in which the Company’s Executive Chairman owned a majority preferred interest.  The Company paid $785,000 in cash and 200,000 shares of Company common stock for the exclusive perpetual license at the time of the license grant, of which the Executive Chairman received $755,000 under terms of a November 27, 2012 agreement. (See Note 10 – “Related Party Transactions” and Note 6 “Intangible Assets” – Software License).

As discussed in Note 10, a Company director provided $500,000 to Company in exchange for a $500,000 convertible note and warrants to purchase 1,000,000 common shares of the Company’s common stock for a period of three years at a price of $0.25 per share. The $500,000 note, as well as the first year’s interest on the note, is convertible into the Company’s common shares at a conversion rate of $0.50 per share.

On November 30, 2012, the Company agreed to modify the terms of common stock options previously granted to ’s Chief Executive Officer. Under the modified terms, the 50,000 stock options with an exercise price of $1.375 per share were reduced to 40,000 common stock options with an exercise price of $0.469 per share and 4,200,000 common stock options with an exercise price of $0.90 per share were reduced to 3,570,000 common stock options with an exercise price of $0.469 per share.

On November 30, 2012, the Company’s Chief Executive Officer agreed to modify the terms of common stock options previously granted to him. Under the modified terms, options 3,000,000 common stock options with an exercise price of $0.90 per share were reduced to 2,550,000 common stock options with an exercise price of $0.469 per share.

On November 30, 2012, the Company’s former Chief Financial Officer agreed to modify the terms of common stock options previously granted to him. Under the modified terms, 1,000,000 common stock options with an exercise price of $0.90 per share were reduced to 850,000 common stock options with an exercise price of $0.469 per share.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 30, 2012, a Company Director also agreed to modify the terms of common stock options previously granted to him. Under the modified terms, 3,000,000 common stock options with an exercise price of $0.90 per share were reduced to 2,550,000 common stock options with an exercise price of $0.469 per share.

During the three months ended December 31, 2012, the Company's Executive Chairman personally granted an option to a third party to purchase a total of 5,750,000 shares of the Company’s common stock that he owned in exchange for consulting services provided by the third party that directly benefit the Company (the “Chairman Options”). Of the 5,750,000 Chairman Options, 3,750,000 have an exercise price of $0.295 per share and 2,000,000 have an exercise price of $0.48 per share. The Chairman Options expire two years from date of grant.  The Company recorded the $847,300 fair value of the Chairman Options as contributed capital with an offset to prepaid consulting expense that is being amortized to operations over the two-year term of the consulting agreement.

In September 2013, the Company, its Executive Chairman and the above-indicated third party entered into an agreement, whereby the Company granted options to the third party that have the same terms as the Chairman Options in exchange for the third party’s assignment of its interest in the Chairman Options to the Company. The Company valued  the options granted to the third party in September 2013 at $718,871 and added the cost to the remaining unamortized prepaid consulting expense from the Chairman Options (See Note 5)

On November 29, 2012, the Company granted a Director 200,000 fully vested stock options exercisable at $0.389 per share.

On December 6, 2012, the Company granted its Executive Chairman 2,099,400 fully vested stock options exercisable at $0.469 per share.

On December 10, 2012, the Company granted a Director 200,000 fully vested stock options exercisable at $0.446 per share.

On March 29, 2013, the Company a Director 200,000 fully vested stock options exercisable at $0.687 per share.

On April 16, 2013, the Company granted a Director 50,000 fully vested stock options exercisable at $0.676 per share.

On May 1, 2013, the Company granted a Director 200,000 fully vested stock options exercisable at $0.705 per share.

On August 27, 2013, the Company granted a Director 250,000 fully vested stock options exercisable at $0.604 per share.

On August 27, 2013, the Company granted another Director 50,000 fully vested stock options exercisable at $0.604 per share.

During the year ended September 30, 2013, a former Director, received 490,588 shares of the Company’s common stock through the cashless exercise of 1,550,000 stock options. In addition, the Company issued the former director 281,448 common shares at price of $0.469 per share upon exercise of the former Director’s stock options and received $131,999 in proceeds.

13.	Fair Value

The Company’s financial instruments at September 30, 2013 and 2012 consist principally of notes payable and convertible debentures. Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

September 30, 2013:
	Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
Liabilities
Convertible debentures	$-	$3,718,871	-	$3,718,871
Obligation under capital lease	$-	$45,709	-	$45,709

September 30, 2012:
	Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
Liabilities
Obligation on patent acquisitions	$-	$87,500	-	$87,500
Convertible debentures		$3,507,033	-	$3,507,033

14.	Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

In September 2013, the Company increased the number of its authorized common shares to 300,000,000.

During the year ended September 30, 2013, the Company issued a total of 4,747,839 shares of its common stock of which 689,000 shares were issued through the exercise of warrants for $131.100, 2,104,000 shares of its common stock were issued through the conversion of $1,052,000 of principal and accrued interest on convertible debt, 498,791 shares were issued in cashless exercises of 1,590,000 common stock options, 956,048 shares were issued on the exercise of 956,048 common stock options, and 500,000 shares of common stock were issued for $245,000. The 956,048 common shares were issued through various exercises from employees, and a consultant from which the Company received $448,386.

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

Warrants

As indicated in Note 10, the Company issued warrants to seventy-one investors to purchase a total of 10,000,000 shares of the Company’s common stock at a price of $0.25 per share as part of the $2,000,000 private placement completed in February 2012 and the $3,000,000 private placement completed in October 2012. The warrants expire at various dates through September 2015. During the year ended September 30, 2013, Warrant holders exercised 689,000 warrants in the purchase of 689,000 common shares at a total purchase price of $131,100.

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

	Shares under	Shares under
	Original	Modified
	Grant	Grant
Employees	5,809,334	4,914,934
Officers and directors	11,300,000	9,600,000
Consultant	25,000	20,000
	17,134,334	14,534,934

In addition to reducing the number of options previously granted at the reduced purchase price, the Executive Chairman and Chief Executive Officer voluntarily agreed to amend their stock options to defer vesting of already vested options related to their employment agreements and half of their unvested options for an additional six months. The Company accounted for the modification to the option grants pursuant to ASC Topic 718-20-35 and recognized $489,726 as additional compensation that was charged to operations during the three months ended December 31, 2012.

On November 29, 2012, the Company granted options to a Director to purchase 200,000 shares of the Company common stock at a purchase price of $0.389 per share expiring five years from date of grant. The 200,000 options were valued at $26,760 under a Binomial Option Model using a trading price of $0.25 per share, a risk free interest rate of 0.63%, and volatility of 98.76%. The options immediately vested, and the $26,760 was fully charged to operations on the date of grant

On December 6, 2012, the Company granted options to its Executive Chairman to purchase 2,099,400 shares of the Company common stock at a purchase price of $0.469 per share expiring five years from date of grant. The 2,099,400 options were valued at $636,328 under a Binomial Option Model using a trading price of $0.46 per share, a risk free interest rate of 0.60%, and volatility of 98.54%. The options immediately vested, and the $636,328 was fully charged to operations on the date of grant.

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

On April 16, 2013, the Company granted options to a Director to purchase 50,000 shares of the Company common stock at a purchase price of $0.676 per share expiring five years from date of grant. The 50,000 options were valued at $19,295 under a Binomial Option Model using a trading price of $0.75 per share, a risk free interest rate of 0.71%, and volatility of 96.65%. The options immediately vest and the $19.295 was fully charged to operations on the date of grant.

On May 1, 2013, the Company granted options to a Director to purchase 200,000 shares of the Company common stock at a purchase price of $0.705 per share expiring five years from date of grant. The 200,000 options were valued at $84,600 under a Binomial Option Model using a trading price of $0.67 per share, a risk free interest rate of 0.65%, and volatility of 96.28%. The options immediately vest and the $84,600 was fully charged to operations on the date of grant.

On August 27, 2013, the Company granted options to a Director to purchase 250,000 shares of the Company common stock at a purchase price of $0.604 per share expiring five years from date of grant. The 250,000 options were valued at $95,200 under a Binomial Option Model using a trading price of $0.60 per share, a risk free interest rate of 1.56%, and volatility of 94.1497%. The options immediately vest and the $95,200 was fully charged to operations on the date of grant.

On August 27, 2013, the Company granted options to a Director to purchase 50,000 shares of the Company common stock at a purchase price of $0.604 per share expiring five years from date of grant. The 50,000 options were valued at $19,040 under a Binomial Option Model using a trading price of $0.60 per share, a risk free interest rate of 1.56%, and volatility of 94.1497%. The options immediately vest and the $95,200 was fully charged to operations on the date of grant.

As discussed in Note 5, on September 11, 2013, the Company granted 5,750,000 options to a third party and valued the options at $718,871 using a Binomial Option model based upon an expected terms ranging from 1.08 years to 1.25 years, trading price of $0.52,  a risk free interest of 0.12%, and expected volatility of 56.624%.

On August 23, 2012, the Company granted options to three directors to purchase a total of 550,000 shares of the Company’s common stock at $0.325 per share. The Company valued the options at $26,716 using a Binomial Option model based upon an expected life of five years, a risk free interest rate of 0.71%, and expected volatility of 100.95% and a market discount of 75%.  At the date of grant, the Company’s common stock had a trading price of $0.30 per share. The Company is charged the $26,716 to operations as compensation expense based upon the vesting of the respective options.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended September 30, 2013, the Company recognized stock-based compensation expense totaling $2,242,606, of which $1,349,809 was recognized through the vesting of 5,832,400 common stock options, $489,726 was recognized as additional compensation on the modification of 17,134,334 previously granted options, and $403,071 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options. During the year ended September 30, 2012, the Company recognized stock-based compensation expense totaling $502,591, of which $448,991 was recognized through the vesting of 6,700,666 common stock options and $53,600 was recognized as compensation on the modification of 1,000,000 warrants granted to a consultant under a new agreement replacing a prior agreement.

A summary of outstanding stock warrants and options is as follows:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding – September 30, 2011	49,810,986	$.82
Granted	9,743,920	$.23
Exercised	(1,850,000)	$(.17)
Cancelled	(2,378,311)	$(.32)
Outstanding – September 30, 2012	55,326,595	$.75
Granted	25,520,414	$.43
Exercised	(3,235,048)	$(.41)
Cancelled	(27,907,009)	$(.93)
Outstanding – September 30, 2013	49,704,952	$.48

Of the 49,704,952 options and warrants outstanding, 46,788,618 are fully vested and currently available for exercise.

15.	Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California; Rogers, Arkansas; Jersey City, New Jersey; and Boise, Idaho. The Encinitas office is leased for a term commencing on July 3, 2013 and expires on July 31, 2016. The Rogers office is leased for a term of five years, effective January 1, 2012. The Boise lease is currently being leased on a month-to-month basis.  The Jersey City lease expires on June 30, 2016 and the Company has the option to lease the Jersey City offices for an additional five years. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses.  Rent expense for the year ended September 30, 2013 and 2012 was $217, 817 and $205, 638, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of September 30, 2013 for the next five years and in the aggregate are:

2014	$195,653
2015	199,547
2016	167,206
2017	11,608
2018	-
$574,014

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

16.	Subsequent Events

From October 1, 2013 through December 6, 2013, the Company received a total of $1,825,451 through the issuance of 5,322,976 shares of its common stock. Of the 5,322,976 common shares issued, 1,725,000 common shares were issued to a consultant through the exercise of 1,725,000 stock warrants at $0.08 per share, a total of $138,000, common shares were issued to various Company employees through the exercises of 1,819,424 stock options at $0.469 per share 758,552 common shares were issued to a former director through the exercise of 796,476 stock options at $0.469 per share, and 1,020,000 common shares were issued to the Company’s Executive Chairman through the exercise of 1,020,000 stock options at $0.469 per share.

On October 10, 2013, we entered into a Consulting Agreement with Peter D. Holden whereby Mr. Holden will give us advice and support in connection with our review, analysis and development of our intellectual property and receive $13,000 in monthly compensation and a grant of options to purchase 500,000 shares of our common stock at a price of $0.609 per share.  The options expire on October 10, 2016 and immediately vested upon grant.  Either party may terminate the Consulting Agreement with ten days prior written notice.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 15, 2013, the Company’s Chief Financial Officer submitted his resignation, which took effect on October 31, 2013, and pursuant to a Separation Agreement, 200,000 of the 425,000 options that were subject to the November 2012 program are immediately fully vested and the remaining 225,000 options are cancelled.

On October 18, 2013, the Company entered into an employment agreement with a new Chief Financial Officer that is effective on November 1, 2013 and calls for successive one-year renewals unless either party elects against renewal.  The Company agreed to grant 25,000 shares of its common stock under its 2009 Employee and Consultant Stock Plan, subject to the restriction that the 25,000 shares shall be forfeited to us if the employment ceases for any reason; provided, that such restriction and risk of forfeiture shall cliff-lapse on the 180th day after his start date at the Company.  The Company agreed to grant stock options under our 2010 Stock Option Plan to purchase 750,000 shares of common stock at a strike price equal to the closing price of the Company’s stock on October 31, 2013 of $0.62, with the scheduled expiration date of the stock options to be November 1, 2018. The stock options vest annually in equal installments of 250,000 over a three year period commencing on November 1, 2014.

On November 12, 2013, the Company entered into Patent License and Settlement Agreement with a unrelated third party regarding a patent dispute. Under the terms of the settlement, the Company granted the third party a non-exclusive, non-transferable (except as limited by the Agreement), royalty free, fully paid-up. Worldwide license for a period of ten years. As consideration for entering into the agreement and related license, the third party agreed to pay the Company a total of $750,000, of which $100,000 was paid on November 19, 2013. $200,000 is to be paid on the first anniversary of the effective date of the agreement, $225,000 is to be paid on the second anniversary of the effective date of the agreement and $225,000 is to be paid on the third anniversary of the effective date of the agreement.

From October 1, 2013 to date, the Company repurchased 189,600 shares of its common stock in the open market at an average price of $0.53 per share for a total cost of $100,985.

In December 2013, the Company issued 141,981 shares of its common stock to various employees through cashless exercises of 1,166,476 common stock options.

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

On July 26, 2013, we dismissed Weaver, Martin & Samyn, LLC (“Weaver”) as our independent registered public accounting firm, which dismissal was ratified by the Company’s Audit Committee.

During the fiscal year ended September 30, 2012 and 2011, Weaver’s reports on our financial statements did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended September 30, 2012 and 2011 and the subsequent periods through July 26, 2013, (i) there were no disagreements between us and Weaver on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weaver, would have caused Weaver to make reference to the subject matter of the disagreements in connection with its reports on our financial statements; and (ii) there were no reportable events as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Effective July 30, 2013, we engaged L.L.Bradford & Company, LLC (“Bradford”) as our independent registered public accounting firm for our fiscal year ended September 30, 2013.

During the years ended September 30, 2012 and 2011 and the subsequent interim period through July 30, 2013, we did not consult with Bradford regarding either (i) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure  that information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of September 30, 2013, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Anthony Macaluso	50	Executive Chairman and Director
James Orsini	50	Chief Executive Officer, President and Director
Kurt Streams	51	Chief Financial Officer
Stuart R. Levine	65	Director
Stephen D. Baksa	67	Director
Jonathan E. Sandelman	54	Director
James L. Nelson	63	Director
Peter D. Holden	47	Director

Our Board of Directors consists of seven members. Only our independent, non-executive directors receive any cash remuneration for acting as such. All directors may, however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Anthony Macaluso became our President, Chief Executive Officer, Chairman, and principal shareholder upon the closing of the acquisition of Single Touch Interactive, Inc. (“Interactive”) in 2008. He founded Interactive in 2002, and from that time to May 2011, had primary responsibilities for our operations and business. He continues as a working Executive Chairman and Chief Innovation Officer. Mr. Macaluso experience as the founder of our wholly who subsidiary, Interactive and his prior position as our President and Chief Executive Officer qualifies him to serve on the Board of Directors.

James Orsini joined us on May 16, 2011 as our Chief Executive Officer, President and Chief Financial Officer, and as a Director. On September 26, 2011, he stepped down as our Chief Financial Officer but continued on as our Chief Executive Officer, President and as a Director. From February 2006 to May 2011, Mr. Orsini served as Executive Vice President and Director of Finance and Operations at Saatchi & Saatchi New York, a marketing/advertising agency unit of Publicis Groupe S.A. Mr. Orsini received a bachelor of science in business administration degree from Seton Hall University, magna cum laude (1985), and is a certified public accountant. Mr. Orsini’s experience as our Chief Executive Officer, President and Chief Financial Officer qualify him to serve on our Board of Directors.

Kurt Streams joined us on November 1, 2013 as our Chief Financial Officer. From 2009 through 2013, Mr. Streams was a Partner at GBM LLC, a business management firm serving public and private companies, where he managed patents and licensing for a publicly-held consumer products client. From 2008 through 2009, Mr. Streams was a Principal at RBSM LLP, a CPA firm that is a U.S. member of Russell Bedford International, one of the world’s top 15 accounting networks according to International Accounting Bulletin. Mr. Streams has served as CFO of three companies including IGIA, Inc. where he managed patents and licensing for IGIA’s portfolio of branded consumer products. Prior, he was CFO at The Deal, LLC, a private equity owned financial news organization with more than 100 journalists worldwide. Mr. Streams started his career at Deloitte & Touche where he served in several positions which culminated in his role as Senior Audit Manager in Connecticut and The Netherlands. Mr. Streams was awarded a BA in Economics from the University of Massachusetts at Amherst and is a CPA.

Stuart R. Levine became a director of ours on August 8, 2011. Mr. Levine is the founder, Chairman and Chief Executive Officer of Stuart Levine and Associates LLC, an international management consulting and leadership development Company.  From 1992 to 1996, he was Chief Executive Officer of Dale Carnegie & Associates, Inc, a provider of leadership, communication and sales skills training.  In 2011, Mr. Levine was recognized by the National Association of Corporate Directors as one of the top 100 most influential people in governance within the United States.  Mr. Levine serves as a director of Broadridge Financial Solutions, Inc., a provider of investor communications, securities processing, and clearing and outsourcing solutions, where he serves as Chair of the Governance and Nominating Committee.  He is Lead Director of J. D’Addario & Company, Inc., a private manufacturer of musical instrument accessories.  He also serves on the board of North Shore-Long Island Jewish Health System.  In addition, Mr. Levine is the bestselling author of “The Leader in You” (Simon & Schuster 2004), “The Six Fundamentals of Success” (Doubleday 2004) and “Cut to the Chase” (Doubleday 2007).  Mr. Levine is the former Lead Director of Gentiva Health Services, Inc., a provider of home healthcare services, where he served from 2000 to 2009.  He also served as a director of European American Bank from 1995 to 2001 and The Olsten Corporation, a provider of staffing solutions, from 1994 to 2000.  Mr. Levine is a former Chairman of Dowling College as well as a former Member of the New York State Assembly. Mr. Levine’s business management and executive experience qualifies him to serve on the Company’s Board of Directors.

Stephen D. Baksa became a director of ours on November 1, 2011. Mr. Baksa was a General Partner at the Vertical Group from 1989 through 2010, a private equity and venture capital firm focused on the fields of medical technology and biotechnology. He is currently employed at the Vertical Group as an advisor/consultant.  For more than 30 years, The Vertical Group has been an early stage investor and major shareholder of some of the medical technology industry’s most successful companies. Before Mr. Baksa joined The Vertical Group, he was co-founder of Paddington Partners, a firm engaged in special situation investing focused on public health care equities. Mr. Baksa holds an M.B.A. from The Rutgers School of Business (1969) and a B.A. in Economics from Gettysburg College (1967). Mr. Baksa’s financial knowledge and experience qualifies him to serve on the Company’s Board of Directors.

Jonathan E. Sandelman became a director of ours on December 10, 2012. Mr. Sandelman is the Chief Executive Officer, Founder, and Chief Investment Officer at Sandelman Partners, LP. He founded the firm on July 1, 2005. Mr. Sandelman is the President and Director at NMS Services Inc., NMS Services (Cayman) Inc., and BAC Services Inc. He was the President of the New York Office at Banc of America Securities LLC. Mr. Sandelman joined the firm in 1998 as the Head of Equity Financial Products and took charge of the equity department in 2002. He headed the firm's debt and equities business before becoming the President, a post that Mr. Sandelman held until October 20, 2004. He was the Deputy Head of Global Equities, Member of the Risk Management Committee, Member of the Compensation Committee, and Managing Director of Equity Derivatives at Salomon Brothers. Mr. Sandelman was a Director of Do Something and Impact Web Enterprises, Inc. He holds a Bachelor of Arts and a Juris Doctor from Yeshiva University-Cardozo Law School. Mr. Sandelman’s financial and intellectual property knowledge and experience qualifies him to serve on the Company’s Board of Directors.

James L. Nelson became a director of ours on May 1, 2013. Mr. Nelson has served as a director of VII Peak Co-Optivisit Income BDC II since November 2013.  Mr. Nelson has served as a director of Icahn Enterprises G.P., Inc. since June 2001. Since April 2008, Mr. Nelson served as a director and Chairman of the Audit Committee of Cequel Communications, an owner and operator of a large cable television system until November 2012. Since June 2011, Mr. Nelson has served a director of Voltari Inc. (formerly Motricity, Inc.), a mobile data solutions provider, and he has served as its Chairman of the Board since January 2012. Since December 2003, Mr. Nelson has served as a director of American Entertainment Properties Corp. From May 2005 until November 15, 2007, Mr. Nelson served as a director of Atlantic Coast Entertainment Holdings LLC. From 1986 until 2009, Mr. Nelson was Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc. From August 1995 until July 1999, Mr. Nelson was Chairman and Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial service company in the fund management sector. From August 1995 until March 2001, he was a director of Orbitex Financial Services Group. From April 2003 until April 2010, Mr. Nelson served as a director and Chairman of the Audit Committee of Viskase Companies, Inc. From January 2008 through June 2008, Mr. Nelson served as a director of Shuffle Master, Inc. From March 2008 until February 2010, Mr. Nelson served as a director and on the Audit Committee of Pacific Energy Resources Ltd., an energy producer. Mr. Nelson brings to his service as a director his significant experience and leadership roles serving as Chief Executive Officer, Director and Chairman of the Audit Committee of various companies as discussed above, which led to the Board’s conclusion that Mr. Nelson is qualified to serve as a director of the Company.

Peter D. Holden, age 47, became a director of ours on March 29, 2013.  Mr. Holden is currently Senior Vice President, Corporate Development and Investments at IPVALUE where he is responsible for IP investments and acquisitions. Prior to joining IPVALUE, Mr. Holden founded the IP Investment Group at Coller Capital, a global Private Equity firm with over $14 billion under management in 2006. He has since overseen the investment in, and subsequent monetization of, many IP vehicles involving thousands of patents from leading corporations and research centers worldwide. He formerly held senior positions at Panasonic, IPVALUE Management, University Patents, Inc., and Invisible Hand LLC, an IP venturing fund that he founded and ran with a former Board Member of Nokia. Mr. Holden holds Post-Doctoral, Ph.D. and undergraduate degrees from the United Kingdom and Japan. He also held positions as Senior Fellow at Wharton Business School and was awarded the Honda Fellowship at the University of Electro-Communications in Tokyo, Japan. He has also advised several governmental and sovereign initiatives on IP fund formation. Mr. Holden’s financial and intellectual property knowledge and experience qualifies him to serve on the Company’s Board of Directors.

Involvement In Certain Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

●
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

The following table sets forth the three standing committees of our board and the members of each committee and the number of meetings held by our committees during 2013 fiscal year:

Director	Audit Committee	Compensation Committee	Governance and Nominating Committee

Stuart R. Levine	X	X	Chair
Jonathan E. Sandelman	X	Chair	X
Stephen Baksa*	Chair	X
James Nelson			X

*	Audit Committee Financial Expert.

To assist it in carrying out its duties, the Board has delegated certain authority to an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee as the functions of each are described below.

Audit Committee

The Audit Committee is currently comprised of Mr. Levine, Mr. Sandelman and Mr. Baksa. We believe all three of the members are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.

The duties and responsibilities of the Audit Committee are set forth in the Audit Committee’s charter, as adopted by the Board of Directors in fiscal year ending September 30, 2012.

The Audit Committee oversees the financial reporting process for the Company on behalf of the Board of Directors and has other duties and functions as described in its charter.

The Company’s management has the primary responsibility for the Company’s financial statements and the reporting process. The Company’s independent registered public accounting firm is responsible for auditing the Company’s financial statements and expressing an opinion as to their conformity with accounting principles generally accepted in the United States.

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

The Audit Committee Chair reviewed and discussed our audited financial statements for the year ended September 30, 2013 with the Board of Directors.

The Board of Directors reviewed and discussed with representatives of L.L. Bradford & Company, LLC, our independent registered public accounting firm, the matters required to be discussed by the Statement on Auditing Standards, as amended. The Board of Directors has also received and reviewed the written disclosures and the letter from Weaver, Martin

The board of directors has determined that Stephen Baksa is an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC.

Compensation Committee

The Compensation Committee is currently comprised of Mr.  Sandelman (chairman), Mr. Baksa and Mr. Levine. We believe all three of the members are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.

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

Governance and Nominating Committee

The Governance and Nominating Committee is currently comprised of Mr. Levine (chairman), Mr.  Sandelman  and Mr. Nelson. We believe all three of the members are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.

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

Corporate Governance Materials

The full text of the charters of our Audit, Governance and Nominating, and Compensation Committees and our Insider Trading Policy and Code of Ethics can be found at http://ir.singletouch.net/governance-documents.

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

Family Relationships

There are no family relationships among our executive officers and directors.

Compliance with Section 16(A) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended September 30, 2013, Forms 3 and 4 were mostly timely filed with the SEC by such reporting persons, except for Anthony Macaluso, who did not timely file Form 4 transaction information related to private transfers.

Changes in Nominating Procedures

None

Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2013 to:

●	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2013 and
●
all individuals who served as executive officers of ours at any time during the fiscal year ended September 30, 2013 and received annual compensation during the fiscal year ended September 30, 2012 in excess of $100,000.

Summary Compensation Table

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Anthony Macaluso Executive Chairman	2013 2012	385,000 385,000	0 0	0 0	780,031 142,237	1,165,031 527,237

James Orsini Chief Executive Officer	2013 2012	385,000 385,000	0 0	0 0	70,725 138,600	455,725 523,610

John Quinn Chief Financial Officer (1)	2013 2012	225,000 225,000	0 0	0 0	25,530 17,375	250,530 242,385

Note: The table above includes only the value of options that vested during the periods indicated. The listed executives may have also received unvested options that may vest in a future period. See “Outstanding Equity Awards at Fiscal Year-End” below.

(1) On October 15, 2013, Mr. Quinn submitted his resignation, which took effect on October 31, 2013, and pursuant to a Separation Agreement, 200,000 of the options previously granted to him became immediately vested and 225,000 options were cancelled.

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

In full satisfaction of all obligations under the employment letter agreement to grant stock options to Mr. Macaluso, and after taking account of certain remissions, we granted Mr. Macaluso on June 1, 2011 a total of 4,500,000 stock options under our 2010 Stock Plan, with 1,500,000 of the options (at an exercise price of $0.65 per share) vesting on May 16, 2012, 750,000 of the options (at an exercise price of $0.90 per share) vesting on May 16, 2013, 750,000 of the options (at an exercise price of $0.90 per share) vesting on November 16, 2013  and 1,500,000 of the options (at an exercise price of $0.90 per share) vesting on May 16, 2014.

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

Mr. Macaluso participated in the November 2012 program where we modified the terms of stock options granted to certain employees, officers, directors, and active third party service providers. As a result 3,000,000 options exercisable at $0.90 per share granted pursuant to his employment agreement were reduced to 2,550,000 options exercisable at $0.469 per share. Additional options granted in 2010 were reduced from 50,000 options exercisable at $1.375 per share to 40,000 exercisable at $0.469 per share and 1,200,000 options exercisable at $0.90 per share to 1,020,000 exercisable at $0.469 per share.

On December 6, 2012, for extraordinary service to the Company to date for work related to Single Touch Interactive R&D IP, Inc., we granted options to Mr. Macaluso to purchase 2,099,400 shares of our common stock at a price of $0.469 per share. The options immediately vested and expire on December 1, 2017.

James Orsini- On March 10, 2011, we entered into an employment letter agreement with James Orsini, who began employment as our Chief Executive Officer, President and Chief Financial Officer on May 16, 2011. The agreement (as amended on May 16, 2011) is for a three-year term, with successive two-year renewals unless either party elects against renewal. Mr. Orsini is entitled to a $385,000 annual salary, subject to possible increases. Mr. Orsini can also receive discretionary cash bonuses, and after three months of employment he was entitled to and did receive a $25,000 payment in respect of certain expenses. In addition, the agreement called for us to grant to him (and we accordingly did grant to him) a total of 4,500,000 stock options under our 2010 Stock Plan, with 1,500,000 of the options (at an exercise price of $0.65 per share) vesting on May 16, 2012, 750,000 of the options (at an exercise price of $0.90 per share) vesting on May 16, 2013, 750,000 of the options (at an exercise price of $0.90 per share) vesting on November 16, 2013  and 1,500,000 of the options (at an exercise price of $0.90 per share) vesting on May 16, 2014. Vesting of his stock options shall accelerate if we experience a change in majority control. Mr. Orsini agreed not to compete with us during his employment and for two years thereafter.

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

Mr. Orsini participated in the November 2012 program where we modified the terms of stock options granted to certain employees, officers, directors, and active third party service providers. As a result 3,000,000 options exercisable at $0.90 per share granted pursuant to his employment agreement were reduced to 2,550,000 options exercisable at $0.469 per share.

John Quinn - On September 26, 2011, we entered into an employment letter agreement with John Quinn, as our Chief Financial Officer, effective as of September 26, 2011. Pursuant to the agreement we paid Mr. Quinn an annual salary of $225,000. The Agreement also calls for successive one-year renewals unless either party elects against renewal. Mr. Quinn can also receive discretionary cash bonuses.

We also granted Mr. Quinn 100,000 shares of our common stock under our 2009 Employee and Consultant Stock Plan, subject to the following restriction: all of such shares would have been forfeited to us if Mr. Quinn’s employment with us ceased for any reason; such restrictions and risk of forfeiture cliff-lapsed on December 25, 2011.

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

Mr. Quinn participated in the November 2012 program where we modified the terms of stock options granted to certain employees, officers, directors, and active third party service providers. As a result 1,000,000 options exercisable at $0.90 per share granted pursuant to his employment agreement were reduced to 850,000 options exercisable at $0.469 per share.

On October 15, 2013, Mr. Quinn submitted his resignation, which took effect on October 31, 2013, and pursuant to a Separation Agreement, 200,000 of the 425,000 options that were subject to the November 2012 program are immediately fully vested and the remaining 225,000 options are cancelled.

Kurt Streams - Effective November 1, 2013, Kurt Streams serves as our Chief Financial Officer. Pursuant to our employment agreement with Mr. Streams dated October 18, 2013, we will pay Mr. Streams an annual salary of $200,000.  Our agreement with Mr. Streams also calls for successive one-year renewals unless either party elects against renewal.  Mr. Streams can also receive discretionary cash bonuses.

We also agreed to grant Mr. Streams 25,000 shares of our common stock under our 2009 Employee and Consultant Stock Plan, subject to the following restriction: all of such shares shall be forfeited to us if Mr. Streams’ employment with us ceases for any reason; provided, that such restriction and risk of forfeiture shall cliff-lapse on the 180th day after his start date at the Company.

We also agreed to grant Mr. Streams stock options under our 2010 Stock Option Plan to purchase 750,000 shares of our common stock at a strike price equal to the closing price of the Company’s stock on October 31, 2013 of $0.62, with the scheduled expiration date of the stock options to be November 1, 2018. The stock options shall vest annually in equal installments of 250,000 over a three year period commencing on November 1, 2014.

As contemplated by our agreement with Mr. Streams, we awarded such shares and granted such stock options to Mr. Streams with an effective date of November 1, 2013.

Outstanding Equity Awards

The following table reflects information for our executive officers named in the Summary Compensation Table, effective September 30, 2013.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date
Anthony Macaluso	1,020,000	-	0.469	12/9/2013
	750,000 1,500,000 637,500 -	- - 637,500 1,275,000	0.65 0.65 0.469 0.469	6/1/2016 6/1/2016 6/1/2016 6/1/2016
		2,099,400	0.469	12/1/2017

James Orsini	1,500,000 637,500	- 637,500	0.63 0.469	5/16/2016 5/16/2016
	-	1,275,000	0.469	5/16/2016

John Quinn (1)	500,000 - -	- 425,000 425,000	0.65 0.469 0.469	9/26/2016 9/26/2016 9/26/2016

Note: The table above reflects modifications to outstanding options made pursuant to November 2012 program where we modified the terms of stock options granted to certain employees, officers, directors, and active third party service providers.. See “Employment Agreements and Benefits” above and "Certain Relationships and Related Transactions, and Director Independence - Outstanding Current Service Provider High-Exercise-Price Plan Options" below.

(1) On October 15, 2013, Mr. Quinn submitted his resignation, which took effect on October 31, 2013, and pursuant to a Separation Agreement, 200,000 of the options previously granted to him became immediately vested and 225,000 options were cancelled.

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

On August 23, 2012, the Company granted Stuart R. Levine options to purchase a total of 250,000 shares of the Company’s common stock at a price $0.325 per share. 50,000 of these options were granted as compensation for acting as a chairman of a Board committee. The options expire on August 22, 2017 and immediately vested upon grant. Such stock options will remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner.

On August 27, 2013, the Company granted Stuart R. Levine options to purchase a total of 250,000 shares of the Company’s common stock at a price $0.604 per share. 50,000 of these options were granted as compensation for acting as a chairman of a Board committee. The options expire on August 27, 2018 and immediately vested upon grant. Such stock options will remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner.

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

On August 23, 2012, the Company granted Stephen D. Baksa options to purchase a total of 50,000 shares of the Company’s common stock at a price $0.325 per share. These options were granted as compensation for acting as a chairman of a Board committee. The options expire on August 22, 2017 and immediately vested upon grant. Such stock options will remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner.

On November 29, 2012, the Company granted Stephen D. Baksa options to purchase a total of 200,000 shares of the Company’s common stock at a price $0.389 per share. The options expire on November 28, 2017 and immediately vested upon grant. Such stock options will remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner.

On August 27, 2013, the Company granted Stephen D. Baksa options to purchase a total of 50,000 shares of the Company’s common stock at a price $0.604 per share. These options were granted as compensation for acting as a chairman of a Board committee. The options expire on August 27, 2018 and immediately vested upon grant. Such stock options will remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner.

On November 12, 2013, the Company granted Stephen D. Baksa options to purchase a total of 200,000 shares of the Company’s common stock at a price $0.632 per share. These options were granted upon the anniversary of his joining our board. The options expire on November 12, 2018 and immediately vested upon grant. Such stock options will remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner.

On December 10, 2012, the Company appointed Jonathan D. Sandelman to serve on its Board of Directors. Pursuant to our appointment letter agreement with Jonathan D. Sandelman dated December 10, 2012 (the “Sandelman Agreement”), we will pay Mr. Sandelman an annual cash stipend of $20,000 (in quarterly increments). We also indicated in the Sandelman Agreement an intention to make annual grants to Mr. Sandelman of 200,000 five-year stock options under our 2008 Stock Option Plan, which annual options would vest in full upon grant.  Such stock options would remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner. As contemplated by the Sandelman Agreement, we granted such 200,000 stock options to Mr. Sandelman effective December 10, 2012.  The exercise price of the stock options is $0.446 per share.

On April 16, 2013, the Company granted Jonathan D. Sandelman options to purchase a total of 50,000 shares of the Company’s common stock at a price $0.682 per share. These options were granted as compensation for acting as a chairman of a Board committee. The options expire on April 16, 2018 and immediately vested upon grant. Such stock options will remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner.

On March 29, 2013, the Company appointed Peter D. Holden to serve on its Board of Directors. Pursuant to our appointment letter agreement with Peter D. Holden dated March 29, 2013 (the “Holden Agreement”), we will pay Mr. Holden an annual cash stipend of $20,000 (in quarterly increments). We also indicated in the Holden Agreement an intention to make annual grants to Mr. Holden of 200,000 five-year stock options under our 2010 Stock Plan, which annual options would vest in full upon grant.  Such stock options would remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner. As contemplated by the Holden Agreement, we granted such 200,000 stock options to Mr. Holden effective March 29, 2013.  The exercise price of the stock options is $0.687 per share.

On October 10, 2013, we entered into a Consulting Agreement with Peter D. Holden whereby Mr. Holden will give us advice and support in connection with our review, analysis and development of our intellectual property and receive $13,000 in monthly compensation and a grant of options to purchase 500,000 shares of our common stock at a price of $0.609 per share.  The options expire on October 10, 2016 and immediately vested upon grant.  Either party may terminate the Consulting Agreement with ten days prior written notice.

On May 1, 2013, the Company appointed James N. Nelson to serve on its Board of Directors. Pursuant to our appointment letter agreement with James N. Nelson dated May 1, 2013 (the “Nelson Agreement”), we will pay Mr. Nelson an annual cash stipend of $20,000 (in quarterly increments). We also indicated in the Nelson Agreement an intention to make annual grants to Mr. Nelson of 200,000 five-year stock options under our 2010 Stock Plan, which annual options would vest in full upon grant.  Such stock options would remain exercisable until the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner. As contemplated by the Nelson Agreement, we granted such 200,000 stock options to Mr. Nelson effective May 1, 2013.  The exercise price of the stock options is $0.705 per share.

Effective August 23, 2012, our non-employee Board members receive $250 per meeting, Committee or Board, in-person or telephonic. This compensation is in addition to the $20,000 per year compensation for regular board service by the non-employee Directors. There are currently no other regular cash compensation arrangements in place for members of the Board of Directors acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. On November 10, 2013, the Board approved the increase in the cash compensation paid to non-employee directors to $7,500 per quarter.

The following table sets forth compensation received by our directors in the fiscal year ended September 30, 2013.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Anthony Macaluso (1)	0	0	0	0	0
James Orsini(2)	0	0	0	0	0
Stuart R. Levine	28,750	0	95,200	0	123,950
Stephen D. Baksa	28,750	0	45,800	0	74,550
Jonathan D. Sandelman	16,750	0	69,515	0	86,265
Peter D. Holden	11,000	0	85,960	0	96,960
James N. Nelson	9,602	0	84,600	0	94,202

(1)	This table includes only his compensation which was expressly for service as a director. Mr. Macaluso received other compensation as an executive officer—see the Summary Compensation Table above.

(2)	This table includes only his compensation which was expressly for service as a director. Mr. Orsini received other compensation as an executive officer—see the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 5, 2013,the beneficial ownership of Single Touch Systems Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address is c/o Single Touch Systems Inc., 100 Town Square Place, Suite 204, Jersey City, NJ 07310. Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after December 5, 2013are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

	Shares	Percentage
Anthony Macaluso (1)	42,481,021	26.3%
James Orsini (2)	3,175,000	2.2%
Kurt Streams (3)	25,000	0.1%
Stuart R. Levine (4)	725,000	0.5%
Stephen D. Baksa (5)	8,565,034	5.9%
Jonathan E. Sandelman (6)	4,625,000	3.3%
Peter D. Holden (7)	200,000	0.2%
James L. Nelson (8)	200,000	0.2%
Nicole Macaluso (1)(9)	23,247,219	16.2%
Medical Provider Financial Corporation IV (10)	12,700,000	9.0%
Mike Robert (11)	7,024,370	5.0%
Peltz Capital Management LLC (12)	7,373,000	5.0%
Officers and Directors as a Group ( 8 persons) (13)	59,996,055	35.6%

(1)
Includes 5,624,400 shares underlying stock options, 1,250,000 shares underlying warrants and 12,700,000 shares which Mr. Macaluso has agreed to purchase as part of a settlement agreement requiring the purchase of common shares. Also includes 21,997,219 shares owned directly or as custodian by Nicole Macaluso, which Mr. Macaluso has the right to vote pursuant to a proxy. Mr. Macaluso holds 909,402 shares in his own name. Mr. Macaluso disclaims beneficial ownership of the shares owned by Nicole Macaluso. Does not include 1,275,000 shares underlying stock options not exercisable within 60 days.

(2)	Includes 2,775,000 shares underlying stock options. Does not include 1,275,000 shares underlying stock options not exercisable within 60 days.
(3)	Does not include 750,000 shares underlying stock options.
(4)	Includes 700,000 shares underlying stock options.
(5)
Includes shares held by him directly and in trust. Includes 700,000 shares underlying stock options, 1,000,000 shares underlying warrants and 1,100,000 shares convertible pursuant to a promissory note.

(6)	Includes 250,000 shares underlying stock options.
(7)	Includes 200,000 shares underlying stock options.
(8)	Includes 200,000 shares underlying stock options.
(9)
The address for Ms. Macaluso is P. O. Box 1318, Rancho Santa Fe, CA 92067. Includes 1,250,000 shares underlying warrants. Ms. Macaluso holds 21,747,219 shares in her name and 250,000 shares as custodian for children. Other than the shares listed in the table next to her name, Ms. Macaluso disclaims beneficial ownership of the shares beneficially owned by Anthony Macaluso.

(10)	The address for Medical Provider Financial Corporation IV is 2100 South State College Boulevard, Anaheim, CA 92806. Thomas Seaman is now acting as receiver.
(11)	The address for Mr. Robert is 4831 Mt. Longs Drive, San Diego, CA 92117.
(12)
The address for Peltz Capital Management LLC is 9601 Wilshire Boulevard, Beverly Hills, CA 90210. Includes 1,623,000 shares held directly, 5,750,000 options to purchase common stock from the Company pursuant to agreements entered into in 2012 and 2013.

(13)	Includes Messrs. Macaluso, Nelson, Orsini, Baksa, Levine, Sandelman, Holden and Quinn.

Item 13. Certain Relationships and Related Transaction, and Director Independence

In addition to the cash and equity compensation arrangements of our directors and executive officers discussed above under “Director Compensation” and “Executive Compensation,” the following is a description of transactions since October 1, 2010, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.

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

Soapbox Mobile, Inc. Related-Party Arrangements - Anthony Macaluso is the preferred shareholder of Soapbox Mobile, Inc. (“Soapbox”), which provided the use of certain equipment and software to us from February 2008 through June 2010 at a monthly rate of $4,000 and had been providing them to us from July 1, 2010 to June 30, 2011 at a monthly rate of $7,500. On June 30, 2011, we entered into an agreement with Anthony Macaluso whereby the Company was granted an option to acquire his majority interest in Soapbox. Under the terms of the option grant, we were required to pay and did a deposit of $155,000 which was to be refunded in the event the acquisition did not close. Under the option agreement both parties had the opportunity to perform due diligence necessary to determine the value of the majority interest and perform other actions necessary to complete the acquisition.

On March 30, 2012, we were granted an exclusive perpetual license to utilize the “Anywhere” software and related source code from Soapbox. Under the terms of the underlying agreement, we issued 200,000 shares of its common stock to Soapbox and paid $30,000 in April 2012. All of the consideration paid was distributed to eight individuals comprising all of the common shareholders of Soapbox pursuant to instructions from Soapbox. We valued the license at $76,000, comprising of the fair value of the 200,000 shares on date of grant ($46,000) and the $30,000 of cash. The license, by its terms, has an indefinite life and is therefore not subject to amortization. Mr. Macaluso received no portion of the consideration paid.

On November 27, 2012 we entered into a Settlement and Mutual Special Release with Mr. Macaluso as final global settlement of any and all outstanding matters pertaining to Soapbox Mobile, including any and all claims he may have individually related to or on behalf of Soapbox in any capacity held by him formerly or currently. Macaluso claimed his personal capital outlay for his ownership interest in Soapbox was $755,000, made primarily due to their Anywhere software platform. We agreed to total consideration of $755,000, which included the $155,000 received related to the original Option Agreement from June 2011.

Mike Robert Settlement and Mutual Release – On September 30 2011, the Company modified the terms of certain warrants previously granted to Mike Robert, who beneficially owned more than 5% of our stock. Under the modified terms, the expiration date for warrants to purchase 2,750,000 shares of the Company’s common stock at a price of $1.00 per share were extended one year to December 13, 2012, the expiration date for warrants to purchase 1,750,000 shares of the Company’s common stock at a price of $1.00 per share were extended one year to January 7, 2013, the expiration date for warrants to purchase 1,000,000 shares of its common stock at $0.75 per share were extended to September 3, 2013. As the fair value of these warrants based upon their modified term were less than their respective fair value when originally granted, we did not recognize any additional consideration to Mr. Robert. As consideration to us for the modification, Mr. Robert agreed to cancel 2,750,000 stock options previously granted with an exercise price of $1.50 per share.

Baksa 2011 Convertible Note and Warrants Purchase - On November 14, 2011, one of our Directors, Stephen Baksa, purchased from us a $500,000 promissory note and 1,000,000 warrants, in exchange for $500,000 cash. The note bears interest at 10% per annum and matures in one year, and is convertible into our common stock at $0.50 per share. The warrants have an exercise price of $0.25 per share and expire in three years.

Baksa Convertible Note and Warrants 2012 Modification – In support of a private offering by us that began in September of 2012, one of our Directors, Stephen Baksa agreed to modify his outstanding $500,000 Note and 1,000,000 Warrants from the November 2011 transaction at our request. The modified notes bear interest at a rate of 10% per annum. Principal and any unpaid accrued interest are fully due on September 7, 2014. Outstanding principal is convertible into shares of our common stock at a conversion rate of $0.50 per share. The warrants are exercisable at price of $0.25 per share and expire on September 7, 2015. The modifications are consistent with the terms of the notes and warrants issued in our September 2012 offering which was completed in October 2012.

Outstanding Current Service Provider High-Exercise-Price Plan Options - In December 2012, we modified the terms of certain stock options granted to certain employees, officers, directors, and active third party service providers by mutual agreements with them. Under the modified terms, we reduced the number of shares to be purchased under these option grants from a total of 17,134,334 shares to a total of 14,534,934 shares with a reduction in the purchase price on these grants from original prices ranging from $1.375 to $0.90 per share, to $0.469 per share. A breakdown of the modified grants is as follows:

	Shares under	Shares under
	Original	Modified
	Grant	Grant
Employees	5,809,334	4,914,934
Officers and directors	11,300,000	9,600,000
Outside legal counsel	25,000	20,000
	17,134,334	14,534,934

The modifications to options held by our officers are listed under “Executive Compensation” in this annual report on Form 10-K. Also, in addition to reducing the number of options previously granted at the reduced purchase price, Messrs. Macaluso and Orsini voluntarily agreed to amend their stock options to defer vesting of already vested options related to their employment agreements and half of their unvested options for an additional six months. The options modification program had not required any changes in any affected options’ vesting terms.

Peltz Capital Management, LLC Consulting Services - On October 15, 2012 our Executive Chairman granted an option to purchase up to 3,750,000 shares personally held by him, at an exercise price of $0.295 per share to Peltz Capital Management, LLC (“PCM”) in connection with consulting services to be provided to him as the Company’s Executive Chairman. As of the date of grant, the consideration for the grant to PCM was fully paid and the options were fully earned by PCM. The personal grant by the Executive Chairman also included a registration rights agreement whereby we were obligated to register the shares underlying the option at our expense. We were receiving a direct benefit from the services rendered by the consultant and we recorded the fair value of the option grant as contributed capital in the amount of $549,750. Pursuant to the agreement, the option vested immediately and expires two years form the date of grant. Additionally, services are to be rendered by the consultant for a period equal to the life of the option; as a result, the fair value of the option amortizes on a straight line basis over the two-year life of the grant.

On December 7, 2012 our Executive Chairman granted a further option to purchase up to 2,000,000 shares personally held by him, at an exercise price of $0.48 per share to PCM in connection with consulting services to be provided to him as the Company’s Executive Chairman. As of the date of grant, the consideration for the grant to PCM was fully paid and the options were fully earned by PCM.  The personal grant by the Executive Chairman also included a registration rights agreement whereby we were obligated to register the shares underlying the option at our expense. We were receiving a direct benefit from the services rendered by the consultant and we recorded the fair value of the option grant as contributed capital in the amount of $371,800. Pursuant to the agreement, the option vested immediately and expired two years form the date of grant. Services were to be rendered by the consultant for a period equal to the life of the option; as a result, the fair value of the option amortizes on a straight line method over the two-year life of the grant.

On September 11, 2013, our Company, PCM and our Executive Chairman entered in to an Omnibus Services and Option Assignment Agreement by which:

●	our Executive Chairman transferred to us his rights to receive the consulting services called for under the option agreements;
●	PCM assigned to us its rights to purchase shares from our Executive Chairman under the option agreements;
●	we granted to PCM options to purchase from us the same number of shares at the same exercise prices and with the same option expiration dates as provided in the option agreements; and
●
we amended the registration rights agreement to require the filing of a post-effective amendment to the registration statement filed by the Company to register the shares underlying the options or a new registration statement for the resale of the shares PCM has the right to acquire.

As of the date of the Omnibus Services and Option Assignment Agreement, the consideration for the grant to PCM of the options from our Company was fully paid and such options were fully earned by PCM.  Because the options from our Company have identical terms to the original options granted by our Executive Chairman, we assumed the rights to exercise the original options granted by our Executive Chairman and there has been no change in the nature of the services performed by PCM or in the benefit we are receiving from such services, we will continue to amortize the original fair values of the options granted by our Executive Chairman over the same two-year periods as for the original grants. These replacement options have resulted in no additional expense to us.

Consulting Agreement with Peter Holden - On October 10, 2013, we entered into a Consulting Agreement with Peter D. Holden whereby Mr. Holden will give us advice and support in connection with our review, analysis and development of our intellectual property and receive $13,000 in monthly compensation and a grant of options to purchase 500,000 shares of our common stock at a price of $0.609 per share.  The options expire on October 10, 2016 and immediately vested upon grant.  Either party may terminate the Consulting Agreement with ten days prior written notice.

Director Independence

Our Board of Directors presently consists of seven members. Our Board of Directors has determined that each of Mr. Baksa, Mr. Nelson, Mr. Sandelman and Mr. Levine are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002. Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of our directors by reference to the rules of a national securities exchange. In accordance with these requirements, we have determined that Jonathan D. Sandelman, James N. Nelson, Stuart R. Levine and Stephen D. Baksa are "independent directors," as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Mr. Macaluso and Mr. Orsini are executive officers of the Company, and therefore are not independent directors. Peter D. Holden, subsequent to the period end was determined not to be independent due to additional compensation granted on October 10, 2013 for additional consulting services related to IP development.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2013 and 2012 were: $55,500, and $55,000, respectively.

Audit-Related Fees

No aggregate fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending September 30, 2013 and 2012.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2013 and 2012.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending September 30, 2013 and 2012 were $10,750 and $0 and included fees related to our registration statements on Form S-1 and for attendance at the Company’s annual meeting.

Audit Committee Pre-Approval Policies

Our Audit Committee by their Chair has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2013.  Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee Chair.

Work Performed by Others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Item 15.  Exhibits, Financial Statement Schedules

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

3.5
Amended and Restated Certificate of Incorporation of Single Touch Systems Inc. filed with the Secretary of State, State of Delaware September 25, 2013 (Incorporated by reference to Exhibit 3.5 to the registrant's Registration Statement on Form S-1 file on November 6, 2013).

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

10.3.1
Amendment 20071210.103.A.001 to the Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc., dated March 20, 2009. Incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.

10.3.2
Amendment 20071210.103.A.002 to Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc., dated October 25, 2010. Incorporated by reference to Exhibit 10.6.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.4+
2008 Stock Option Plan for Single Touch Systems Inc. (formerly Hosting Site Network, Inc.) Incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.

10.4.1+
Form of Notice of Stock Option Grant/Stock Option Agreement under 2008 Stock Option Plan. Incorporated by reference to Exhibit 10.7.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.

10.5
Non-Exclusive Special Advisory Services Agreement between Peltz Capital Management, LLC and us, dated October 30, 2008. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008.

10.5.1
Form of Warrant issued by us in favor of Peltz Capital Management, LLC, dated October 30, 2008. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008. The form of Warrant is attached thereto as Exhibit A

10.5.2
Form of Registration Rights Agreement between Peltz Capital Management, LLC and us, dated October 30, 2008. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008. The form of Registration Rights Agreement is attached thereto as Exhibit B.

10.5.3
Settlement and Release Agreement, among Peltz Capital Management, LLC, Anthony Macaluso and Single Touch Systems, Inc., effective September 29, 2010. Incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010.

10.6+	2009 Employee and Consultant Stock Plan. Incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form S-8 (SEC File No. 333-163557), filed December 8, 2009.
10.6.1+
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

10.11+	2010 Stock Option Plan. Incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010
10.11.1+	Certificate regarding amendment of 2010 Stock Plan. Incorporated by reference to Exhibit 10.32.1 to the registrant’s registration statement on Form S-1, filed June 24, 2011.
10.11.2+
Form of Notice of Stock Option Grant/Stock Option Agreement under 2010 Stock Plan. Incorporated by reference to Exhibit 10.32.2 to the registrant’s registration statement on Form S-1, filed June 24, 2011

10.12+	Employment letter agreement, between James Orsini and us, dated March 10, 2011. Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed May 16, 2011
10.12.1+
Amendment of employment letter agreement, between James Orsini and us, dated May 16, 2011. Incorporated by reference to Exhibit 10.33.1 to the registrant’s registration statement on Form S-1, filed June 24, 2011.

10.13+
Employment letter agreement, between Anthony Macaluso and us, dated June 3, 2011, as of June 1, 2011. Incorporated by reference to Exhibit 10.34 to the registrant’s registration statement on Form S-1, filed June 24, 2011.

10.14+
Board of Directors Service Letter Agreement between Richard S. Siber and us dated August 8, 2011. Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed February 13, 2012.

10.15+
Board of Directors Service Letter Agreement between Stuart R. Levine and us dated August 8, 2011. Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed February 13, 2012.

10.16+	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed February 13, 2012.
10.17+
Employment letter agreement and Restricted Stock Issuance Agreement, between John Quinn and us, dated September 26, 2011. Incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed February 13, 2012.

10.18+
Board of Directors Service Letter Agreement between Stephen D. Baksa and us dated November 1, 2011. Incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q, filed February 13, 2012.

10.19
Form of Warrant replacing Stock Option in favor of Pharmacy Management Strategies LLC, dated June 28, 2011. Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed May 18, 2012.

10.19.1
Joint Marketing Agreement between Pharmacy Management Strategies LLC and Single Touch Interactive, Inc. dated March 12, 2012 (Incorporated by reference to Exhibit 3.5 to the registrant's Registration Statement on Form S-1 file on November 6, 2013).

10.20
Option Agreement between Anthony Macaluso and us dated June 30, 2011, together with amendments dated September 30, 2011 and December 28, 2011. Incorporated by reference to Exhibit 10.32 to the registrant’s Registration Statement on Form S-1, filed February 28, 2012.

10.20.1+
Settlement Agreement and Mutual Special Release between Anthony Macaluso and us dated November 27, 2012.  Incorporated by reference to Exhibit 10.24.1 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.

10.21
Settlement, Mutual Release and Discharge between Mike Robert and us, dated September 30, 2011. Incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1, filed February 28, 2012.

10.22
Form of Convertible Promissory Note. We entered into respective agreements on this form of note with 8 persons in November 2011 through February 2012 for an aggregate principal amount of $2,000,000. In each case the maturity date is one year after the issuance date. Incorporated by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-1, filed February 28, 2012.

10.22.1
Form of Amendment to Convertible Promissory Note. We entered into an amendment, on this form, with 6 of the 9 original note holders.  Incorporated by reference to Exhibit 10.26.1 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.

10.22.2
Form of Warrant to Purchase Common Stock ($0.25 exercise price). We issued a total of 4,000,000 Warrants on this form to 9 persons in November 2011 through February 2012. Incorporated by reference to Exhibit 10.34.1 to the registrant’s Registration Statement on Form S-1, filed February 28, 2012.

10.22.3
Form of Amendment to Warrant. We entered into an amendment, on this form, with 6 of the 9 original warrants holders.  Incorporated by reference to Exhibit 10.26.3 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.

10.23
Settlement Agreement and Mutual General Release, among Soapbox Mobile, Inc. with, by and including all Common Shareholders collectively and individually and us, effective March 30, 2012. Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed May 18, 2012.

10.23.1
Perpetual Exclusive License Agreement among Soapbox Mobile, Inc. and us, effective March 30, 2012. Incorporated by reference to Exhibit 10.1.1 to the registrant’s Quarterly Report on Form 10-Q, filed May 18, 2012.

10.24
Form of Warrant to Purchase Common Stock ($0.305 exercise price). We issued a total of 480,000 Warrants on this form to Taglich Brothers, Inc. for services as placement agent on a private offering.  Incorporated by reference to Exhibit 10.28 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.

10.24.1
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with a total of 64 investors in September and October 2012 calling for the issuance of units comprising a total of $3,000,000 in convertible notes and 6,000,000 Warrants.  Incorporated by reference to Exhibit 10.28.1 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.

10.24.2
Form of Convertible Note issued for a total of $3,000,000 with a total of 64 investors in September and October 2012.  Incorporated by reference to Exhibit 10.28.2 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.

10.24.3
Form of Warrant to Purchase Common Stock ($0.25 exercise price). We issued a total of 6,000,000 Warrants on this form with a total of 64 investors in September and October 2012.  Incorporated by reference to Exhibit 10.28.3 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.

10.25+
Board of Directors Service Letter Agreement between Jonathan E. Sandelman and us dated December 10, 2012.  Incorporated by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.

10.26
Registration Rights Agreements with Peltz Capital Management LLC, dated October 15, 2012 and December 7, 2012.  Incorporated by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.

10.26.1
Option Agreement Between Peltz Capital Management LLC and Anthony Macaluso, dated October 15, 2012 and December 7, 2012, as amended. Incorporated by reference to Exhibit 10.26.1 to the registrant's Registration Statement on Form S-1/A, filed August 19, 2013.

10.26.2
Option Agreement with Peltz Capital Management LLC, dated October 15, 2012 and December 7, 2012, as amended. Incorporated by reference to Exhibit 10.26.2 to the registrant's Registration Statement on Form S-1/A, filed August 19, 2013.

10.26.3
Omnibus Services and Option Assignment Agreement, dated as of September 11, 2013, by and among Peltz Capital Managements LLC, Anthony Macaluso and Single Touch Systems, Inc. Incorporated by reference to Exhibit 10.26.3 to the registrant's Post Effective Registration Statement on Form S-1, filed October 21, 2013.

10.27+	Employment letter agreement between Kurt Streams and us, dated October 18, 2013. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed October 21, 2013.
10.28	Form of Stock Purchase Agreement between the Company and Stephen Baksa (Incorporated by reference to Exhibit 3.5 to the registrant's Registration Statement on Form S-1 file on November 6, 2013).
10.29	Patent License and Settlement Agreement, dated November 12, 2013 (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed November 14, 2013).
10.30*	Consulting Agreement between Peter Holden and the Company dated as of October 10, 2013.
21	List of Subsidiaries. Incorporated by reference to Exhibit 21 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.
23.1	Consent of L.L.Bradford & Company, LLC
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Single Touch Systems, Inc.

December 9, 2013	By:	/s/ James Orsini
James Orsini
President and Chief Executive Officer
(Principal Executive Officer)

December 9, 2013	By:	/s/ Kurt Streams
Kurt Streams
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 9, 2013	/s/ James Orsini
James Orsini, Director
and Principal Executive Officer

Date: December 9, 2013	/s/ Stephen D. Baksa
Stephen D. Baksa, Director

Date: December 9, 2013	/s/ Jonathan Sandelman
Jonathan E. Sandelman, Director

Date: December 9, 2013	/s/ Peter D. Holden
Peter D. Holden, Director

Date: December 9, 2013	/s/ James L. Nelson
James L. Nelson, Director