Form 10-Q
period 2013-12-31
SINGLE TOUCH SYSTEMS INC
filed 2014-02-11
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares outstanding of each of the issuer's classes of common equity as of February 10, 2014:  142,832,217 shares of common stock.

PART I - FINANCIAL  INFORMATION

Item 1 - Financial Statements

SINGLE TOUCH SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2013	2013

Assets
Current assets
Cash and cash equivalents	$2,291,619	$1,146,995
Accounts receivable, net - current portion	1,737,432	1,347,827
Prepaid consulting	890,489	1,081,553
Other prepaid expenses	120,153	150,183

Total current assets	5,039,693	3,726,558

Property and equipment, net	262,337	238,815

Other assets
Accounts receivable, net	450,000	-
Prepaid consulting	-	81,547
Capitalized software development costs, net	346,909	343,575
Intangible assets:
Patents	434,282	467,837
Patent applications cost	793,417	768,646
Software license	831,000	831,000
Other assets including security deposits	65,530	65,228

Total other assets	2,921,138	2,557,833

Total assets	$8,223,168	$6,523,206

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2013	2013

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,031,709	$1,352,203
Accrued expenses	464,810	209,323
Accrued compensation - related party	481,442	72,736
Current obligation under capital lease	16,412	16,331
Convertible debenture - related party	600,472	585,708
Convertible debentures - unrelated parties	3,286,566	2,692,570

Total current liabilities	5,881,411	4,928,871

Long-term liabilities
Obligation under capital lease	25,245	29,378
Convertible debentures - unrelated parties	-	440,593

Total long-term liabilities	25,245	469,971

Total liabilities	5,906,656	5,398,842

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 142,430,717 shares issued and outstanding as of December 31, 2013 and 137,220,331 shares issued and outstanding as of September 30, 2013	142,431	137,220
Additional paid-in capital	133,124,831	130,886,161
Accumulated deficit	(130,950,750)	(129,899,017)

Total stockholders' equity	2,316,512	1,124,364

Total liabilities and stockholders' equity	$8,223,168	$6,523,206

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31,
	2013	2012

Revenue
Wireless applications	$2,147,128	$1,947,278
Licensing and royalties	750,000	-
Media placement	10,000	-

	2,907,128	1,947,278

Operating Expenses
Royalties and application costs	868,093	883,793
Research and development	24,093	8,706
Compensation expense (including stock based compensation of $317,795 in 2013 and $1,109,720 in 2012)	1,380,674	1,755,338
Depreciation and amortization	149,757	154,786
General and administrative (including stock based compensation of $523,911 in 2013 and $296,821 in 2012)	1,343,524	1,068,324

	3,766,141	3,870,947

Loss from operations	(859,013)	(1,923,669)

Other Income (Expenses)
Interest expense	(192,720)	(308,486)

Net (loss) before income taxes	(1,051,733)	(2,232,155)

Provision for income taxes	-	-

Net loss	$(1,051,733)	$(2,232,155)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average shares outstanding	140,815,604	132,472,392

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2013	2012

Cash Flows from Operating Activities
Net loss	$(1,051,733)	$(2,232,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	22,133	23,345
Amortization expense - software development costs	94,069	97,887
Amortization expense - patents	33,555	33,554
Amortization expense - discount of convertible debt	97,844	183,915
Stock based compensation	841,706	1,406,541
(Increase) decrease in assets:
(Increase) in accounts receivable, net	(839,605)	(284,941)
Decrease in prepaid expenses	32,019	24,255
(Increase) in other assets	(2,290)	(25,118)
Increase (decrease) in liabilities:
Increase (decrease) in accounts payable	(320,493)	276,165
Increase in accrued expenses	664,193	30,328
Increase in accrued interest	70,322	104,592

Net cash used in operating activities	(358,280)	(361,632)

Cash Flows from Investing Activities
Patents and patent applications costs	(24,771)	(51,823)
Purchase of property and equipment	(45,655)	-
Capitalized software development costs	(97,403)	(117,914)
Payment on settlement regarding Anywhere software license	-	(600,000)

Net cash used in investing activities	$(167,829)	$(769,737)

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2013	2012
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$1,825,198	$-
Purchase of Company's common stock	(150,413)	-
Proceeds from issuance of convertible debt - unrelated parties	-	688,000
Principal reduction on obligation under capital lease	(4,052)	-
Principal reduction on convertible debt	-	(200,000)
Expenditures relating to private offerings	-	(48,475)
Principal reduction on obligation on patent purchases	-	(87,500)

Net cash provided by financing activities	1,670,733	352,025

Net (decrease) increase in cash	1,144,624	(779,344)

Cash - Beginning balance	1,146,995	2,157,707

Cash - Ending balance	$2,291,619	$1,378,363

Supplemental Information:

Interest paid	$24,782	$20,000
Income taxes paid	$-	$-

Non-cash investing and financing activities:

For the three months ended December 31, 2013

During the three months ended December 31, 2013, the Company issued 147,981 shares of its common stock through cashless exercises of 1,166,476 stock options granted to employees.

During the three months ended December 31, 2013, the Company issued 200,000 shares of its common stock to its current Chief Financial Officer pursuant to his employment agreement.

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

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Single Touch Systems Inc. and it’s wholly- owned subsidiaries, Single Touch Interactive, Inc., and Single Touch Interactive R&D IP, LLC. (formed in Delaware on September 25, 2013). Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Accounts Receivable, net

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

Property and Equipment, net

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at December 31, 2013 were impaired.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Convertible Debentures

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Capital Leases

Assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of the assets under capital leases is included in depreciation expense.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the three months ended December 31, 2013 or for the three months ended December 31, 2012. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense. During the three months ended December 31, 2013 and 2012, there were no income taxes, or related interest and penalty items in the income statement, or liabilities on the balance sheet.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services and property. The non-cash consideration paid pertains to consulting services and the acquisition of a software license (See Notes 6 and 8).

Revenue Recognition

Revenue is derived on a per message/notification basis through the Company’s patented technologies and a modular, adaptable platform designed to create multi-channel messaging gateways for all types of connected devices. The Company also earns revenue for services, such as programming, licensure on Software as a Service (“SaaS”) basis, and on a performance basis, such as when a client acquires a new customer through our platform. Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales discounts

Stock Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50, formerly Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.”  These standards define a fair-value-based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three months ended December 31, 2013, the Company recognized stock-based compensation expense totaling $841,706, of which $14,500 was recognized through the issuance of 25,000 common shares to the Company’s Chief Financial Officer, $554,595 was recognized through the vesting of 2,600,000 common stock options and $272,611 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options (See Note 5). During the three months ended December 31, 2012, the Company recognized stock-based compensation expense totaling $1,406,541, of which $864,858 was recognized through the vesting of 2,999,400 common stock options, $489,726 was recognized on the November 30, 2012 modification of certain options previously granted (See Note 14), and $51,957 was recognized as compensation during the period on the amortization of the fair value of 5,750,000 options granted personally by the former Executive Chairman to a third-party consultant.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2013 that have been excluded from the computation of diluted net loss per share amounted to 52,496,500 shares and include 13,791,000 warrants, 30,849,500 options and $3,928,000  of debt and accrued interest convertible into  7,856,000 shares of the Company’s common stock.  Of the 51,971,500 potential common shares at December 31, 2013, 2,416,334 shares were not vested. Potential common shares as of December 31, 2012 that have been excluded from the computation of diluted net loss per share amounted to 64,174,869 shares and include 23,116,595 warrants, 32,210,000 options and $4,424,137 of debt and accrued interest convertible into 8,848,274 shares of the Company’s common stock.

Concentrations

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Of the Company’s revenue earned during the three months ended December 31, 2013, approximately 74% was generated from contracts with nine customers covered under the Company’s master services agreement with AT&T. Of the Company’s revenue earned during the three months ended December 31, 2012, approximately 99% was generated from contracts with eight customers covered under the Company’s master services agreement with AT&T.

The Company’s accounts receivable are typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2013 and 2012, one customer accounted for 98% and 99%, respectively, of the Company’s net accounts receivable balance, respectively.

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

3. Accounts Receivable, net

Accounts receivable consist of the following:

	December 31,	September 30,
	2013	2013
Accounts receivable	$2,190,310	$1,350,705
Less allowance for bad debts	(2,878)	(2,878)
	$2,187,432	$1,347,827
Current portion	(1,737,432)	(1,347,827)
Long-term portion	$450,000	$-

On November 12, 2013, the Company entered into an agreement with an unrelated third party regarding its usage since October 2010 of certain Company patented intellectual property.  The Company will receive $750,000 and granted extended payment terms that consist of a $100,000 payment received in November 2013, a $200,000 payment to be received in November 2014, a $225,000 payment to be received in November 2015 and a $225,000 payment to be received in November 2016.  The Company has no obligations under the agreement.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, net

The following is a summary of property and equipment:

	December 31,	September 30,
	2013	2013
Computer hardware	$797,524	$797,524
Equipment	46,731	46,731
Office furniture	131,997	127,669
Equipment held under capital lease	53,112	53,112
	1,029,364	983,709
Less accumulated depreciation	(767,027)	(744,894)
	$262,337	$238,815

Depreciation expense for the three months ended December 31, 2013 and 2012 was $22,133 and $23,345, respectively.

5. Prepaid Consulting

During the three months ended December 31, 2012, the Company's Executive Chairman at the time personally granted an option to a third party to purchase a total of 5,750,000 shares of the Company’s common stock that he owned in exchange for consulting services provided by the third party that directly benefit the Company (the “Former Chairman Options”). Of the 5,750,000 Former Chairman Options, 3,750,000 have an exercise price of $0.295 per share and 2,000,000 have an exercise price of $0.48 per share. The Former Chairman Options expire two years from date of grant.  The Company recorded the $847,300 fair value of the Former Chairman Options as contributed capital with an offset to prepaid consulting expense that is being amortized to operations over the two-year term of the consulting agreement. The Company’s value of $847,300 was determined using a Binomial Option model based upon an expected life of 5 years, trading prices ranging from $0.30 to $0.46 per share, a risk free interest rate ranging from 0.25% to 0.30%, and expected volatility ranging from 89.348% to 90.201%.

In September 2013, the Company, its former Executive Chairman and the above-indicated third party entered into an agreement, whereby the Company granted options to the third party that have the same terms as the Former Chairman Options in exchange for the third party’s assignment of its interest in the Former Chairman Options to the Company. The Company valued  the options granted to the third party in September 2013 at $718,871 and added the cost to the remaining unamortized prepaid consulting expense from the Former Chairman Options.  The total is being amortized to operations over the remaining term of the consulting agreement. Consulting fees charged to operations for the three months ended December 31, 2013 and 2012 was $272,611 and $51,957, respectively. As of December 31, 2013, the unamortized prepaid consulting expense was $890,489, which will be fully amortized to operations during the next twelve months.

6. Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	December 31,	September 30,
	2013	2013
Beginning balance	$343,575	$383,227
Additions	97,403	399,682
Amortization	(94,069)	(439,334)
Charge offs	-	-
Ending balance	$346,909	$343,575

Amortization expense for the three months ended December 31, 2013 and 2012 was $94,069 and $97,887, respectively.

As of December 31, 2013, amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending December 31,
2014	$266,969
2015	79,940
$346,909

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	December 31,	September 30,
	2013	2013
Patent costs	$939,535	$939,535
Amortization	(505,253)	(471,698)
	$434,282	$467,837

Amortization expenses for the three months ended December 31, 2013 and 2012 was $33,555 and $33,554, respectively.

As of December 31, 2013, amortization expense over the estimated remaining lives of the patents is as follows:

Year Ending December 31,
2014	$134,219
2015	134,219
2016	127,057
2017	35,244
2018	3,543
$434,282

Software license

On March 30, 2012, the Company acquired an exclusive perpetual license to utilize the “Anywhere” software and related source code from Soap Box Mobile, Inc. (“Soapbox”), a company in which the Company’s Executive Chairman at the time owned a majority preferred interest at the time of the license grant.  The Company paid $785,000 in cash and 200,000 shares of Company common stock for the exclusive perpetual license, of which the former Executive Chairman received $755,000 under terms of a November 27, 2012 agreement.  The Company has valued the license at $831,000, which consists of the $785,000 in cash consideration and the $46,000 fair value assigned to the 200,000 shares of Company common stock.  The perpetual license is a long-term asset that is not subject to amortization.

8. Capital Lease

The Company leases certain computer hardware under a capital lease that expires in 2016. The equipment has a cost of $53,111.

Minimum future lease payments under the capital lease at December 31, 2013 for each of the next three years and in the aggregate are as follows:

Year Ending December 31,
2014	$17,098
2015	17,098
2016	8,550
Total minimum lease payments	$42,746
Less amount representing interest	(1,089)
Present value of net minimum lease payments	$41,657

The effective interest rate charged on the capital lease is approximately 2.25% per annum. The lease provides for a $1 purchase option. Interest charged to operation for the three months ended December 31, 2013 and 2012 was $222 and $0, respectively. Depreciation charged to operation for the three months ended December 31, 2013 and 2012 was $2,656 and $0, respectively.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes

As of December 31, 2013, the Company has a net operating loss carryover of approximately $45,500,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2033, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” We had no material unrecognized income tax assets or liabilities for the three months ended December 31, 2013 or for the three months ended December 31, 2012.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended December 31, 2013 and 2012, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years beginning on or after October 1, 2009 or California state income tax examination by tax authorities for years beginning on or after October 1, 2008. We are not currently involved in any income tax examinations.

10. Convertible Debt

During November and December 2011, the Company received a total of $1,800,000 in consideration for issuing convertible notes and warrants to purchase 3,600,000 shares of the Company’s common stock to seven investors including a Company director.  In February 2012, the Company received from two investors an additional $200,000 in consideration for issuing convertible notes and warrants to purchase 400,000 shares of the Company’s common stock. The notes bear interest at a rate of 10% per annum. Under the original terms of the promissory notes, the principal and accrued interest was fully due one year from the respective date of each loan and could be extended by mutual consent. Outstanding principal and the first year’s accrued interest are convertible into shares of the Company’s common stock at a conversion rate of $0.50 per share. In September 2012, holders of nine notes with a face amount of $1,700,000 agreed to modify the terms of their notes and extend the maturity date of their notes to August 31, 2014. Of the remaining notes with an original principal of $300,000, $200,000 paid in December 2012, and $100,000 that would otherwise been due in February 2013 was converted, together with $10,000 of interest, into 220,000 shares of the Company’s common stock in February 2013. The expiration dates of common stock warrants issued in connection with the modified notes were also extended to September 7, 2015. The modification of the terms of the convertible debt did not extinguish any portion of debt; therefore no gain or loss was recorded due to the modifications.

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

The convertible notes were recorded net of discounts that include the relative fair value of the warrants, the notes’ beneficial conversion features, and the above indicated loan fee, all totaling $1,530,415. The discounts are being amortized to either interest expense over the term of the various notes using the effective interest method.  The initial value of the warrants of $1,124,773 issued to investors was calculated using the Binomial Option model with a risk-free interest rates ranging from 0.31% to 0.43%, volatility ranging from 94.17% to 103.00%, and trading prices ranging from $0.22 to $0.35 per share. The beneficial conversion feature of $51,516 was calculated using trading prices ranging from $0.26 to $0.35 per share and an effective conversion price $0.0322 per share.

During the six months ended June 30, 2013, , the Note holders converted debt and accrued interest totaling $1,052,000 into 2,104,000 shares of the Company’s common stock and exercised warrants for the issuance of 689,000 common shares. The Company received a total of $131,100 on the exercise of the warrants.

Interest expense on the convertible debt for the three months ended December 31, 2013 and 2012 was $94,722 and $124,592, respectively. Amortization of the discounts for the three months ended December 31, 2013 totaled $97,844, which was charged to interest expense. Amortization of the discounts for the three months ended December 31, 2012 totaled $185,888 of which $183,915 was charged to interest expense and $1,973 was charged to equity.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The balance of these convertible notes is as follows:

	December 31,	September 30,
	2013	2013
Principal balance	$3,758,000	$3,758,000
Accrued interest	407,820	337,498
	4,165,820	4,095,498
Less discounts	(278,782)	(376,627)
	3,887,038	3,718,871
Less current portion	$(3,887,038)	$(3,278,278)
Long-term portion	$-	$440,593

The convertible obligations mature during the next ten months, when the principal balance and accrued interest become fully due and payable (See Note 15 - Subsequent Events).

11. Related Party Transactions

On October 10, 2013, the Company entered into a Consulting Agreement with a Company Director, whereby he gives the Company advice and support in connection with its review, analysis and development of its intellectual property. In consideration for his services, he receives $13,000 in monthly compensation and was granted options to purchase 500,000 shares of the Company’s common stock at a price of $0.609 per share.  The options expire on October 10, 2016 and immediately vested upon grant.  Either party may terminate the Consulting Agreement with ten days prior written notice.

On October 15, 2013, the Company’s then Chief Financial Officer submitted his resignation, which took effect on October 31, 2013. Pursuant to a Separation Agreement, 200,000 of his 425,000 options immediately fully vested and the remaining 225,000 options are cancelled.

On October 18, 2013, the Company entered into an employment agreement with its new Chief Financial Officer that is effective on November 1, 2013 and calls for successive one-year renewals unless either party elects against renewal.  The Company agreed to grant 25,000 shares of its common stock under its 2009 Employee and Consultant Stock Plan, subject to the restriction that the 25,000 shares shall be forfeited to the Company if the employment ceases for any reason; provided, that such restriction and risk of forfeiture shall cliff-lapse on the 180th day after his start date at the Company.  The Company agreed to grant stock options to him under its 2010 Stock Option Plan to purchase 750,000 shares of common stock at a strike price equal to the closing price of the Company’s stock on October 31, 2013 of $0.62, with the scheduled expiration date of the stock options to be November 1, 2018. The stock options vest annually in equal installments of 250,000 over a three year period commencing on November 1, 2014.

On October 31, 2013, the Company granted stock options to its Chief Financial Officer under its 2010 Stock Option Plan to purchase 750,000 shares of common stock at a strike price of $0.62. The stock options vest annually in equal installments of 250,000 over a three year period commencing on November 1, 2014. The options expire five years from date of grant.

On November 12, 2013, the Company granted a Director 200,000 fully vested stock options exercisable at $0.632 per share. The options expire five years from date of grant.

On December 13, 2013, the Company granted a Director 200,000 fully vested stock options exercisable at $0.528 per share. The options expire five years from date of grant.

Effective December 13, 2013, the Executive Chairman’s employment under the employment agreement by and between the Company and the Executive Chairman, or otherwise, was terminated.  As of December 31, 2013, the Company has included $423,487 in accrued liabilities for its severance obligation and reflected full vesting of the Executive Chairman’s unexercised stock options in stock based compensation expense for the three months ended December 31, 2013.

During the three months ended December 31, 2013, employees exercised 1,166,476 common stock options through various cashless exercises in exchange for the issuance of a total of 147,981 shares of the Company’s common stock. Also during the three months ended December 31, 2013, the Company received $1,687,197 from employees and consultants through exercises of 3,597,794 options in exchange for 3,597,794 common shares.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Fair Value

The Company’s financial instruments at December 31, 2013 and 2012 consist principally of notes payable and convertible debentures. Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

December 31, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Accounts receivable, net	$-	$2,187,432	-	$2,187,432

Liabilities:
Convertible debentures	$-	$3,887,038	-	$3,887,038
Obligation under capital lease	$-	$41,657	-	$41,657

13. Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the three months ended December 31, 2013, the Company issued 5,495,957 shares of its common stock of which 1,725,000 shares were issued for warrants exercised for which the Company received $138,000 in gross proceeds,  147,981 shares were issued for cashless exercises of  common stock options, 3,597,976 shares were issued for 3,597,976 stock options exercised  for which the Company received $1,687,197 in gross proceeds, and 25,000 shares were issued to the Company’s Chief Financial Officer pursuant to the Company’s November 1, 2013 Employment Agreement with him.

In October 2013, the Board of Directors authorized the Company to repurchase up to 20,000,000 shares of the Company’s common stock.  For the three months ended December 31, 2013, the Company repurchased 285,471 shares at an aggregate cost of $150,413 and cancelled all of the repurchased shares.  The Company reduced common stock by $286, being the par value equivalent of the 285,471 shares and additional paid-in capital by $150,127, being the remaining cost of the shares repurchased.

Warrants

During the three months ended December 31, 2013, a warrant holder exercised 1,725,000 warrants to purchase 1,725,000 shares of Company common stock at $0.08 per share.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options

For the three months ended December 31 2013

On October 10, 2013, the Company granted options to a Director to purchase 500,000 shares of the Company common stock at a purchase price of $0.609 per share expiring three years from date of grant. The 500,000 options were valued at $113,300 under a Binomial Option Model using a trading price of $0.54 per share, a risk free interest rate of 0.68%, and volatility of 81.67%. The options immediately vest and the $113,300 was fully charged to operations on the date of grant.

On October 31, 2013, the Company granted stock options to its Chief Financial Officer under its 2010 Stock Option Plan to purchase 750,000 shares of common stock at a strike price of $0.62, with the scheduled expiration date of the stock options to be November 1, 2018. The stock options vest annually in equal installments of 250,000 over a three year period commencing on November 1, 2014.  The 750,000 options were valued at $287,925 under a Binomial Option Model using a trading price of $0.62 per share, a risk free interest rate of 1.31%, and volatility of 91.85%. The $287,295 will be charged to operations over the indicated vesting schedule.

On November 12, 2013, the Company granted options to a Director to purchase 200,000 shares of the Company common stock at a purchase price of $0.632 per share expiring five years from date of grant. The 200,000 options were valued at $68,160 under a Binomial Option Model using a trading price of $0.57 per share, a risk free interest rate of 1.47%, and volatility of 91.60%. The options immediately vest and the $68,160 was fully charged to operations on the date of grant.

On December 13, 2013, the Company granted options to a Director to purchase 200,000 shares of the Company common stock at a purchase price of $0.528 per share expiring five years from date of grant. The 200,000 options were valued at $69,840 under a Binomial Option Model using a trading price of $0.55 per share, a risk free interest rate of 1.55%, and volatility of 91.31%. The options immediately vest and the $69,840 was fully charged to operations on the date of grant.

During the three months ended December 31, 2013, employees exercised 1,166,476 common stock options through various cashless exercises in exchange for the issuance of a total of 147,981 shares of the Company’s common stock. Also during the three months ended December 31, 2013, the Company received $1,687,197 from employees and consultants through exercises of 3,597,794 options in exchange for 3,597,794 common shares.

 Effective with the Company’s former chief financial officer resignation on October 31, 2013, the Board authorized the vesting of 200,000 common stock options that he held and the remainder of his 225,000 unvested options was cancelled.

A summary of outstanding stock warrants and options is as follows:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding – September 30, 2013	49,704,952	$.48
Granted	1,650,000	$.61
Exercised	(6,489,452)	$(.37)
Cancelled	(225,000)	$(.47)
Outstanding – December 31, 2013	44,640,500	$.48

Of the 44,640,500 options and warrants outstanding, 40,974,166 are fully vested and currently available for exercise.

14. Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California; Rogers, Arkansas; Jersey City, New Jersey; and Boise, Idaho. The Encinitas office is leased for a term that expires on June 30, 2014. The Rogers office is leased for a term of five years, effective January 1, 2012. The Boise lease is on a month-to-month basis.  The Jersey City office lease expires on June 30, 2016, and the Company has the option to extend the term for an additional five years. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses.  Rent expense for the three months ended December 31, 2013 and 2012 was $56,195 and $53,820, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of December 31, 2013 for the next five years and in the aggregate are:

2014	$156,215
2015	158,911
2016	103,580
2017	-
2018	-
$418,706

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Litigation

On December 16, 2013, the Company was named as the Nominal Defendant in the action titled: Amanda McVety v. Anthony Macaluso et al., 13 Civ. 8877 (AKH), which was filed in the United States District Court for the Southern District of New York.  The Plaintiff, derivatively on behalf of the Company, seeks to disgorge approximately $ 1.7 million in equity securities trading profits purportedly realized by Defendant, Anthony Macaluso, the Company’s former CEO, in violation of Section 16(B) of the Securities Exchange Act of 1934.  If Plaintiff is successful, the Company could be awarded as much as $1.7 million less Plaintiff’s attorneys’ fees.  The Company is required to file a response to Plaintiff’s Complaint on or before February 14, 2014.

On July 29, 2013, we were served a first amended complaint for Elizabeth Ibey v. Wal-Mart Stores Inc. and Single Touch Interactive Inc. The complaint is a class action pending in the United States District Court, Southern District of California and alleged violations of the Telephone Consumer Protection Act. The Plaintiff was seeking damages and injunctive relief. We filed a Motion to Dismiss the case on September 19, 2013. In December 2013, Plaintiff requested and the parties agreed to a continuation of the scheduled hearing on the Motion to Dismiss. An Early Neutral Evaluation was held on January 14, 2014 resulting in the Plaintiff dismissing the case with prejudice which occurred on January 31, 2014.

15. Subsequent Events

On January 13, 2014, a note holder converted $50,000 of debt into 100,000 shares of the Company’s common stock.

From January 1, 2014 to date, the Company received $75,456 from warrant holders who converted 301,500 previously issued and outstanding warrants into 301,500 shares of the Company’s common stock at prices ranging from $0.25 to $0.306 per share.

From January 1, 2014 to date, the Company repurchased 20,000 shares of its common stock in the open market at an average price of $0.575 per share for a total cost of $11,500.

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

The risks, uncertainties, and other factors that could cause our actual results to differ materially from those expressed or implied in this Quarterly Report on Form 10-Q include:

●	our ability to successfully retain and sell additional services to our existing clients and obtain new clients;
●	our reliance on primarily a single client and the continued use by such client of our services with favorable pricing terms;
●	changes in laws and regulations related to the communication services we provide to or through our clients;
●	the failure of our outsourced data center services providers to provide the anticipated levels of service;
●	any significant slowdown or failure of our systems or error in the performance of our services;
●	our failure to keep pace with changes in technology and the demands of our clients;
●	the ability to attract and retain key personnel;
●	our ability to obtain additional financing at favorable rates to maintain and develop our operations; and competitive conditions in our industry.

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

Our solutions are designed to drive return on investment for high-volume clients and/or customized branded advertisers. Our platform and tools are designed to enable large brands or anyone with substantial reach to utilize the mobile device as a new means to communicate. Communication might be in the form of a reminder message, a coupon, an advertisement or a voice call. Regardless of the form, our platform can drive value and cost savings for companies large and small, and we provide the ability to drive contextually relevant advertising messages to the right audience.

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

Throughout our history, we have been constrained by the availability of funds to develop and operate our business and intellectual property.    We have raised funds by selling shares of our stock, convertible debentures and warrants to insiders and private investors.    A variety of non-cash accounting charges have traditionally increased our net losses, including charges for stock based compensation that we have paid to officers, directors, employees, consultants and key vendors who have developed our business from its start-up pre-revenue phase to a fully operational business in which we have grown annual revenues by more than ten times in the past three years.

During quarter ended December 31, 2013, we continued reducing our negative cash flows from operations as a result of 49% growth in revenues and 2% decrease in costs directly associated with revenue.    During the quarter ended December 31, 2013, on a pro-forma basis when separating out intellectual property related initiatives, our core, underlying business generated positive operating profits and positive cash flow, a trend that has been established for the trailing twelve months ended December 31, 2013.

As we expand operational activities and seek to monetize our patented technology, we may from time to time experience operating losses and/or negative cash flows from operations and may be required to obtain additional financing to fund operations.    We are heavily reliant on the revenue we generate from a single customer relationship. Our core mobile media business operates in a relatively new and evolving industry that seeks to gain a larger share of business spending which has traditionally been directed toward older established media solutions.    There can be no assurance that we will be successful in addressing these challenges and others that we face, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Results of Operations

Results of Operations for the Three Months Ended December 31, 2013 and 2012

During the fiscal first quarter ended December 31, 2013, we increased our revenue by approximately 49% over revenue generated during the quarter ended December 31, 2012 ($2,907,128 in quarter ended December 31, 2013 compared to $1,947,278 in quarter ended December 31, 2012). The growth is attributable to $750,000 in one-time licensing revenue earned from a single transaction with Zoove Corporation and continuing mobile adoption and new programs for existing and new client relationships. Excluding the $750,000 in licensing revenue, we increased our revenue by 11%. During the quarter, new Telephone Consumer Protection Act (TCPA) consent rules became effective beginning October 16, 2013, which affected some of our marketing clients. In particular, the volume of mobile marketing campaigns slowed as brands responded to the new regulations and focused on re-opting in Subscribers to their SMS databases.  Despite the adverse effects of the TCPA rules change in the quarter, our underlying messaging volume still grew to 87 million messages in the quarter, up 13% from 77 million during quarter ended December 31, 2012.

Of our revenue earned during the quarter ended December 31, 2013, approximately 74% was generated from contracts with nine customers covered under our master services agreement with AT&T and 26% was generated from our agreement with Zoove Cooperation. Of our revenue earned during quarter ended December 31, 2012, approximately 99% was generated from contracts with eight customers covered under our master services agreement with AT&T.

Royalties and Application Costs represent the direct out-of-pocket costs associated with revenue. Royalties and Application Costs vary substantially in line with Wireless Applications revenue and totaled $868,093 in the quarter ended December 31, 2013, compared to $883,793 in 2012, a decrease of 2%. Our gross margin improved to 70% for the quarter ended December 31, 2013 as compared to 55% for the quarter ended December 31, 2012.  Our underlying messaging gross margin from messaging, which excludes the $750,000 in licensing revenue, was 60% for the quarter ended December 31, 2013, which is improved from the 55% gross margin from messaging for the quarter ended December 31, 2012.  Royalties and Application Costs as a percentage of revenue decreased by 15%, from 30% to 45% from the quarter ended December 31, 2013 to that for 2012. The decrease is attributable to the $750,000 in licensing revenue in quarter ended December 31, 2013, for which there are no Royalties and Application Cost and the composition of message types, vendor re-negotiations, and taking in-house a number of formerly outsourced services, such as part of our colocation facilities.  Royalties and Application Costs as a percentage of revenue decreased by 5%, from 40% to 45% from the quarter ended December 31, 2013 to that for 2012.

Research and Development expense increased from $8,706 in quarter ended December 31, 2012 to $24,903 in quarter ended December 31, 2013, representing approximately 1% of revenues, a level that is consistent with past quarters.

Compensation expense, excluding stock based compensation, was $1,062,879 for the quarter ended December 31, 2013 as compared to $645,618 for the quarter ended December 31, 2012, an increase of $417,261 or 65%, that is primarily attributable to our accruing $423,487 in compensation expense in connection with  terminating our employment agreement with our former Executive Chairman on December 13, 2013.

General and administrative expense, excluding stock based compensation, was $819,613 for the quarter ended December 31, 2013 as compared to $771,503 for the quarter ended December 31, 2012, an increase of $48,110 or 6%. The increase is largely related to increased legal and consulting fees.

For the quarter ended December 31, 2013, total stock based compensation expense decreased 40% to $841,706 from $1,406,541 for quarter ended December 31, 2012.  The decrease is attributable to fewer stock based compensation issuances that we made during the quarter as part of our effort to reduce the number of issued and potentially issuable shares of our common stock.

Interest expense for the quarters ended December 31, 2013 and 2012 was $192,720 and $308,486, respectively, a decrease of $115,766 or 38%. The decrease in interest expense is attributable to a decrease in the outstanding principal on our convertible debentures.

Our net loss for the quarter ended December 31, 2013 was $1,051,733 as compared to a net loss of $2,232,155 for the fiscal year ended December 31, 2012, a decrease of $1,180,422 or 53% that is primarily attributable to the $959,850 increase in revenue, our improved gross margin and the $564,835 decrease in stock based compensation expense for employees, directors and consultants.  Excluding stock based compensation, our net loss for December 31, 2013 was $210,027, which includes the one-time compensation expense charge $423,487 noted above.  For the quarter ended December 31, 2012, our net loss, excluding stock based compensation, was $825,614.

Liquidity and Capital Resources

At December 31, 2013, we had total assets of $8,223,168 and total liabilities of $5,906,656. As of September 30, 2013, we had total assets of $6,523,206 and total liabilities of $5,398,842. The $1,699,962 or 26% increase in assets is primarily attributable to the $1,144,624 increase in cash and cash equivalents and $839,605 increase in accounts receivable. At December 31, 2013, we had cash of $2,291,619 as compared to $1,146,995 at September 30, 2013, an increase of $1,144,624. The $507,814 increase in liabilities in the year since September 30, 2013 is largely due to the $423,487 of severance costs accrued in December 2013 for the termination of the employment agreement with our former Executive Chairman.

During the quarter ended December 31, 2013, we used $358,280 in cash for operating activities as compared to the $361,632 that we used for operating activities during quarter ended December 31, 2012.  During the quarter ended December 31, 2013, on a pro-forma basis when separating out intellectual property related initiatives, our core, underlying business generated positive operating profits and positive cash flow, a trend that has been established for the trailing twelve months ended December 31, 2013.

Cash used in investing activities for the fiscal year ended December 31, 2013 was $167,829, of which $97,403 represented the capitalized internal costs of our software development for our core operations and the remaining $70,426 represents investments in our IP that is designed to strengthen our IP portfolio and expand our mobile communications/advertising offerings.

Cash provided from financing activities for quarter ended December 31, 2013 totaled $1,670,733. The Company received $1,825,198 from issuances of our common stock in connection with stock options and warrants exercised and we spent $150,413 to repurchase 285,471 shares of our common stock, at an average price of $0.5269, which we retired.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.    The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.    We have identified the following accounting policies that we believe are keys to an understanding of our financial statements.    These are important accounting policies that require management’s most difficult, subjective judgments.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On July 29, 2013, we were served a first amended complaint for Elizabeth Ibey v. Wal-Mart Stores Inc. and Single Touch Interactive Inc. The complaint is a class action pending in the United States District Court, Southern District of California and alleged violations of the Telephone Consumer Protection Act. The Plaintiff was seeking damages and injunctive relief. We filed a Motion to Dismiss the case on September 19, 2013. In December 2013, Plaintiff requested and the parties agreed to a continuation of the scheduled hearing on the Motion to Dismiss. An Early Neutral Evaluation was held on January 14, 2014 resulting in the Plaintiff dismissing the case with prejudice which occurred on January 31, 2014.

On December 16, 2013, the Company was named as the Nominal Defendant in the action titled: Amanda McVety v. Anthony Macaluso et al., 13 Civ. 8877 (AKH), which was filed in the United States District Court for the Southern District of New York.   The Plaintiff, derivatively on behalf of the Company, seeks to disgorge approximately $ 1.7 million in equity securities trading profits purportedly realized by Defendant, Anthony Macaluso, the Company’s former CEO, in violation of Section 16(B) of the Securities Exchange Act of 1934.   If Plaintiff is successful, the Company could be awarded as much as $1.7 million less Plaintiff’s attorneys’ fees.   The Company is required to file a response to Plaintiff’s Complaint on or before February 14, 2014.

Item 1A  - Risk  Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan (#)	Maximum Number of Shares that May Yet to Be Purchased Under such Plan (#)
October 1, 2013 to October 31, 2013	0	--	0	20,000,000

November 1, 2013 to November 30, 2013	100,000	0.5406	100,000	19,900,000

December 1, 2013 to December 31, 2013	185,471	0.5195	185,471	19,714,529

Total:	285,471	0.5269	285,471	19,714,529

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

Single Touch Systems Inc.

Date: February 11, 2014	By:	/s/ James Orsini
James Orsini, CEO and President
Principal Executive Officer

Date: February 11, 2014	By:	/s/ Kurt Streams
Kurt Streams, Chief Financial Officer
Principal Financial Officer