Form 10-Q
period 2014-03-31
SINGLE TOUCH SYSTEMS INC
filed 2014-05-13
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of each of the issuer's classes of common equity as of May 12, 2014: 142,728,628 shares of common stock.

PART I - FINANCIAL    INFORMATION

Item 1 - Financial Statements

SINGLE TOUCH SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$2,312,292	$1,146,995
Accounts receivable, net - current portion	1,348,524	1,347,827
Prepaid consulting	623,805	1,081,553
Other prepaid expenses	79,192	150,183

Total current assets	4,363,813	3,726,558

Property and equipment, net	248,333	238,815

Other assets
Accounts receivable, net	450,000	-
Prepaid consulting	-	81,547
Capitalized software development costs, net	346,316	343,575
Intangible assets:
Patents	400,727	467,837
Patent applications cost	914,062	768,646
Software license	831,000	831,000
Other assets including security deposits	65,530	65,228

Total other assets	3,007,635	2,557,833

Total assets	$7,619,781	$6,523,206

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2014	2013

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$983,842	$1,352,203
Accrued expenses	793,031	209,323
Accrued compensation - related party	574,787	72,736
Current obligation under capital lease	16,495	16,331
Convertible debenture - related party	615,016	585,708
Convertible debentures - unrelated parties	3,333,423	2,692,570

Total current liabilities	6,316,594	4,928,871

Long-term liabilities
Obligations under capital lease	21,090	29,378
Convertible debentures - unrelated parties	-	440,593

Total long-term liabilities	21,090	469,971

Total liabilities	6,337,684	5,398,842

Commitments and contingencies - See notes 8, 10 and 15

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding		-
Common stock, $.001 par value; 300,000,000 shares authorized, 142,728,628 shares issued and outstanding as of March 31, 2014 and $.001 par value; 200,000,000 shares authorized, 137,220,331 shares issued and outstanding as of September 30, 2013	142,729	137,220
Additional paid-in capital	133,199,194	130,886,161
Accumulated deficit	(132,059,826)	(129,899,017)

Total stockholders' equity	1,282,097	1,124,364

Total liabilities and stockholders' equity	$7,619,781	$6,523,206

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Revenue
Wireless applications	$1,757,193	$1,808,836	$3,904,321	$3,756,114
Licensing and royalties	-	-	750,000	-
Media placement	60,000	-	70,000	-

	1,817,193	1,808,836	4,724,321	3,756,114

Operating Expenses
Royalties and application costs	767,696	776,540	1,635,789	1,660,333
Research and development	11,632	24,050	35,725	32,756
Compensation expense (including stock based compensation)*	810,876	635,203	2,191,550	2,390,541
Depreciation and amortization	152,091	160,148	301,848	314,934
General and administrative (including stock based compensation)*	992,871	1,006,158	2,335,395	2,073,682

	2,735,166	2,602,099	6,501,307	6,472,246

Loss from operations	(918,060)	(793,263)	(1,776,986)	(2,716,891)

Other Income (Expenses)
Interest expense	(191,034)	(279,046)	(383,823)	(587,553)

Net (loss) before income taxes	(1,109,076)	(1,072,289)	(2,160,009)	(3,303,644)

Provision for income taxes	-	-	-	-

Net income (loss)	$(1,109,076)	$(1,072,289)	$(2,160,809)	$(3,304,444)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	142,706,095	132,646,727	141,787,307	132,558,602

* Details of stock based compensation included within:

Compensation Expense	$-	$-	$317,795	$1,109,720
General Administrative	266,684	190,421	790,595	487,243
Total	$266,684	$190,421	$1,108,390	$1,596,963

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE SIX MONTHS ENDED MARCH 31, 2014 AND FOR THE YEAR ENDED SEPTEMBER 30, 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - September 30, 2012	132,472,392	$132,472	$125,425,617	$(124,649,451)	$908,638

Shares issued on exercise of stock options	1,454,839	1,455	446,932		448,387
Shares issued on exercise of stock warrants	689,000	689	130,411		131,100
Shares issued in debt conversions	2,104,000	2,104	1,049,896		1,052,000
Shares issue for cash	500,000	500	244,500		245,000
Recognition of discounts in connections with convertible debt offerings			163,849		163,849
Compensation recognized as contributed capital on Executive Chairman's stock option grant for consulting services			847,300		847,300
Compensation recognized on option and warrant grants			2,068,681		2,068,681
Compensation recognized on modification of prior period's stock option grants			489,726		489,726
Loan fees recognized on warrants granted to placement agent in connection with convertible debt offerings			27,445		27,445
Amortization of beneficial conversion feature on related party debt			(8,196)		(8,196)
Net loss for the year ended September 30, 2013				(5,249,566)	(5,249,566)

Balance - September 30, 2013	137,220,231	137,220	130,886,161	(129,899,017)	1,124,364

Shares issued on exercise of stock options	3,745,957	3,746	1,683,705		1,687,451
Shares issued on exercise of stock warrants	2,026,500	2,027	211,430		213,457
Shares issued in debt conversions	100,000	100	49,900		50,000
Shares issued for officer compensation	25,000	25	14,475		14,500
Compensation recognized on option and warrant grants			554,595		554,595
Purchase of common shares presented for retirement	(389,060)	(389)	(201,072)		(201,461)
Net loss for the six months ended March 31, 2014				(2,160,809)	(2,160,809)

Balance - March 31, 2014	142,728,628	$142,729	$133,199,194	$(132,059,826)	$1,282,097

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March 31,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(2,160,809)	$(3,304,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	45,958	46,367
Amortization expense - software development costs	188,780	201,457
Amortization expense - patents	67,110	67,110
Amortization expense - discount of convertible debt	196,223	345,481
Stock based compensation	1,108,390	1,596,963
(Increase) decrease in assets:
(Increase) in accounts receivable, net	(450,697)	(96,857)
(Increase) decrease in prepaid expenses	69,276	(7,433)
(Increase) decrease in other assets	1,413	(3,188)
Increase (decrease) in liabilities:
Increase (decrease) in accounts payable	(368,361)	310,390
Increase (decrease) in accrued expenses	1,085,759	(12,048)
Increase (decrease) in accrued interest	83,346	106,471

Net cash used in operating activities	(133,612)	(749,731)

Cash Flows from Investing Activities
Patents and patent applications costs	(145,415)	(72,356)
Purchase of property and equipment	(55,477)	(1,297)
Capitalized software development costs	(191,521)	(201,998)
Payment on settlement regarding Anywhere software license	-	(600,000)

Net cash used in investing activities	$(392,413)	$(875,651)

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March 31,
	2014	2013
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$1,900,907	$40,000
Purchase of Company's common stock	(201,461)	-
Proceeds from issuance of convertible debt - unrelated parties	-	688,000
Proceeds from issuance of convertible debt - related parties	-	-
Principal reduction on obligation under capital lease	(8,124)	-
Principal reduction on convertible debt		(200,000)
Expenditures relating to private offerings	-	(48,475)
Repayments on related party loans	-	-
Principal reduction on obligation on patent purchases	-	(87,500)

Net cash provided by (used in) financing activities	1,691,322	392,025

Net increase (decrease) increase in cash	1,165,297	(1,233,357)

Cash - Beginning balance	1,146,995	2,157,707

Cash - Ending balance	$2,312,292	$924,350

Supplemental Information:

Interest expense paid	$103,831	$135,600
Income taxes paid	$-	$800

Non-cash investing and financing activities:

For the six months ended March 31, 2014

During the six months ended March 31, 2014, the Company issued 147,981 shares of its common stock through cashless excercises of 1,166,476 stock options granted to employees.

During the six months ended March 31, 2014, debt totaling $50,000 was converted into 100,000 shares of the Company's common stock.

For the six-months ended March 31, 2013

During the six month ended March 31,2013, the Company received $688,000 through the issuance of convertible debt including common stock warrants to purchase 1,376,000 shares of the  Company's common  stock at $0.25 per share. The Company recognized discounts against the  principal amounts due totaling  $163,849 with an offsetting amount charged to equity.  (See Note 9)

In connection with the above debt issuance, the Company paid placement fees that included cash totaling $48,475 and warrants to purchase 110,000 shares of the Company's common stock at  $0.304 per share. The warrants were valued at $27,445. The total placement fee of $75,920 is  recognized as a loan fee and is reflected in the balance sheet as an additional discount against the  principal and  accrued interest due on the underlying convertible debt. (See Note 9)

During the six months ended March 31, 2013, the Company's Executive Chairman granted an option to a third party to purchase a total of 5,750,000 shares of the Company's common stock  personally owned by him. Of the 5,750,000 options granted, 3,750,000 have an exercise price of  $0.295  per share and 2,000,000 have an exercise price of $0.48 per share. The options expire two  years from date of grant.  The options were granted in exchange for consulting services that directly  benefit the Company. Therefore, the Company recorded the fair value of the options granted of  $847,300 to equity  as contributed capital with an offset to prepaid expense. The $847,300 is being  amortized to operations  over the two year term of the consulting agreement (See Note 10).

During the six months ended March 31, 2013, the Company recognized stock-based compensation  totaling $1,596,963 of which $950,818 was recognized on the vesting of 3,194,400 options, $489,726 was recognized as addiitonal compensation on the November 30, 2012 modification of 17,134,334  previously granted options, and $156,419 from the above indicated amortization of prepaid   consulting expense.

During the six months ended March 31, 2013, the Company charged amortization of a beneficial   conversion feature on convertible debt due to a Director of $3,996 to equity.

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

2. Summary of Significant Accounting Policies

Reclassification

Certain reclassifications have been made to conform the 2013 amounts to the 2014 classifications for comparative purposes.

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

Accounts Receivable, net

Accounts receivable are reported at the customers’ outstanding balances, less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at March 31, 2014 were impaired.

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

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the six months ended March 31, 2014 or for the six months ended March 31, 2013. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense. During the six months ended March 31, 2014 and 2013, there were no income taxes, or related interest and penalty items in the income statement, or liabilities on the balance sheet.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2014 that have been excluded from the computation of diluted net loss per share amounted to 52,095,000 shares and include 13,489,500 warrants, 30,849,500 options and $3,878,000  of debt and accrued interest convertible into  7,756,000 shares of the Company’s common stock.  Potential common shares as of March 31, 2013 that have been excluded from the computation of diluted net loss per share amounted to 59,346,675 shares and included 19,426,675 warrants, 30,180,000 options, and $4,870,000 of debt and accrued interest convertible into 9,740,000 shares of the Company’s common stock.

Concentrations of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Of the Company’s revenue earned during the six months ended March 31, 2014, approximately 83% was generated from contracts with eight customers covered under the Company’s master services agreement with AT&T. Of the Company’s revenue earned during the six months ended March 31, 2013, approximately 99% was generated from contracts with eight customers covered under the Company’s master services agreement with AT&T.

The Company’s accounts receivable are typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of March 31, 2014 and 2013, two customer accounted for 97% and 99%, respectively, of the Company’s net accounts receivable balance, respectively.

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

3. Accounts Receivable, net

Accounts receivable consist of the following:

	March 31,	September 30,
	2014	2013
Accounts receivable	$1,801,402	$1,350,705
Less allowance for bad debts	(2,878)	(2,878)
	$1,798,524	$1,347,827
Current portion	$(1,348,524)	$(1,347,827)
Long-term portion	$450,000	$-

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, net

The following is a summary of property and equipment:

	March 31,	September 30,
	2014	2013
Computer equipment	$807,420	$756,197
Equipment	46,731	46,731
Office furniture	131,923	127,669
Equipment held under capital lease	53,112	53,112
	1,039,186	983,709
Less: accumulated depreciation	(790,853)	(744,894)
	$248,333	$238,815

Depreciation expense for the three and six months ended March 31, 2014 was $23,825 and $45,958, respectively. Depreciation expense for the three and six months ended March 31, 2013 was $23,022 and $46,367, respectively.

5. Prepaid Consulting

On October 31, 2012 and December 7, 2012, the Company's Executive Chairman at the time personally granted options to a third party to purchase a total of 5,750,000 shares of the Company’s common stock that he owned in exchange for consulting services provided by the third party that directly benefited the Company (the “Former Chairman Options”). Of the 5,750,000 Former Chairman Options, 3,750,000 have an exercise price of $0.295 per share and 2,000,000 have an exercise price of $0.48 per share. The Former Chairman Options expire two years from the date of grant.  The Company recorded the $847,300 fair value of the Former Chairman Options as contributed capital with an offset to prepaid consulting expense that is being amortized to operations over the two-year term of the consulting agreement. The Company’s value of $847,300 was determined using a Binomial Option model based upon an expected life of 5 years, trading prices ranging from $0.30 to $0.46 per share, a risk free interest rate ranging from 0.25% to 0.30%, and expected volatility ranging from 89.348% to 90.201%.

In September 2013, the Company, its former Executive Chairman and the above-indicated third party entered into an agreement, whereby the Company granted options to the third party that have the same terms as the Former Chairman Options in exchange for the third party’s assignment of its interest in the Former Chairman Options to the Company. The Company valued  the options granted to the third party in September 2013 at $718,871 and added the cost to the remaining unamortized prepaid consulting expense from the Former Chairman Options.  The total is being amortized to operations over the remaining term of the consulting agreement. Consulting fees charged to operations for the three and six months ended March 31, 2014 was $266,684 and $539,298, respectively. Consulting fees charged to operations for the three and six months ended March 31, 2013 was $104,461 and $156,419, respectively. As of March 31, 2014, the unamortized prepaid consulting expense was $623,805, which will be fully amortized to operations during the next twelve months.

6. Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	March 31,	September 30,
	2014	2013
Beginning balance	$343,575	$383,227
Additions	191,521	399,682
Amortization	(188,780)	(439,334)
Charge offs	-	-
Ending balance	$346,316	$343,575

Amortization expense for the three and six months ended March 31, 2014 was $94,711 and $188,780, respectively. Amortization expense for the three and six months ended March 31, 2013 was $103,571 and $201,457, respectively.

As of March 31, 2014, amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending March 31,
2015	$258,360
2016	87,956
$346,316

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	March 31,	September 30,
	2014	2013
Patent costs	$939,535	$939,535
Amortization	(538,808)	(471,698)
	$400,727	$467,837

Amortization charged to operations for the three and six months ended March 31, 2014 was $33,555 and $67,110, respectively. Amortization charged to operations for the three and six months ended March 31, 2013 was $33,555 and $67,110, respectively.

A schedule of amortization expense over the estimated remaining lives of the patents is as follows:

Year Ending March 31,
2015	$134,219
2016	134,219
2017	123,328
2018	6,588
2019	2,373
$400,727

Software license

On March 30, 2012, the Company acquired an exclusive perpetual license to utilize the “Anywhere” software and related source code from Soap Box Mobile, Inc. (“Soapbox”), a company in which the Company’s Executive Chairman at the time owned a majority preferred interest of the license grant.  The Company paid $785,000 in cash and 200,000 shares of Company common stock for the exclusive perpetual license, of which the former Executive Chairman received $755,000 under terms of a November 27, 2012 agreement.  The Company has valued the license at $831,000, which consists of the $785,000 in cash consideration and the $46,000 fair value assigned to the 200,000 shares of Company common stock.  The perpetual license is a long-term asset that is not subject to amortization.

8. Capital Lease

The Company leases certain computer hardware under a capital lease that expires in 2016. The equipment has a cost of $53,111.

Minimum future lease payments under the capital lease at March 31, 2014 for each of the next three years and in the aggregate are as follows:

Year Ending March 31,
2015	$17,098
2016	17,098
2017	4,275
Total minimum lease payments	$38,471
Less amount representing interest	(886)
Present value of net minimum lease payments	$37,585

The effective interest rate charged on the capital lease is approximately 2.25% per annum. The lease provides for a $1 purchase option. Interest charged to operation for the three and six months ended March 31, 2014 was $202 and $424, respectively. There was no interest charged to operations during the three and six months ended on March 31, 2013.  Depreciation charged to operation for the three and six months ended March 31, 2014 was $2,656 and $5,311, respectively. There was no depreciation charged to operations during the three and six months ended on March 31, 2013.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes

As of March 31, 2014, the Company has a net operating loss carryover of approximately $24,500,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2033, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” We had no material unrecognized income tax assets or liabilities for the six months ended March 31, 2014 or for the six months ended March 31, 2013.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three and six months ended March 31, 2014 and 2013, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ending on or before September 30, 2010 or California state income tax examination by tax authorities for years ending on or before September 30, 2009. We are not currently involved in any income tax examinations.

10. Convertible Debt

	March 31, 2014	September 30, 2013
Notes Payable:
Convertible term note (a)	$1,700,000	$1,700,000
Convertible term note (b)	275,000	275,000
Convertible term note (c)	1,030,000	1,030,000
Convertible term note (d)	255,000	255,000
Convertible term note (e)	448,000	498,000
Principal balance	3,708,000	3,758,000
Accrued Interest	420,843	337,498
	4,128,843	4,095,498
Less: discount on debt	(180,404)	(376,627)
	3,948,439	3,718,871
Less: current portion	(3,948,439)	(3,278,278)
Long term debt	$-	$440,593

a)
In November and December 2011, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of August 31, 2014 and issued warrants to purchase 3,600,000 shares of the Company’s common stock at $0.25 per share that expires on September 7, 2015.   At any time at the option of the six note holders, including a Company director, principal and the first year’s accrued interest, in the amount of $170,000, may be paid in common stock at a conversion price of $0.50 per share.

b)
On September 7, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of September 7, 2014 and issued warrants to purchase 550,000 shares of the Company’s common stock at $0.25 per share that expires on September 17, 2015.  At any time at the option of the note holders, principal may be paid in common stock at a conversion price of $0.50 per share.

c)
On September 27, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of September 27, 2014 and issued warrants to purchase 2,060,000 shares of the Company’s common stock at $0.25 per share that expires on September 27, 2015.  At any time at the option of the note holders, principal may be paid in common stock at a conversion price of $0.50 per share.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

d)
On September 28, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of September 28, 2014 and issued warrants to purchase 510,000 shares of the Company’s common stock at $0.25 per share that expires on September 28, 2015.  At any time at the option of the note holders, principal may be paid in common stock at a conversion price of $0.50 per share.

e)
On October 5, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of October 5, 2014 and issued warrants to purchase 896,000 shares of the Company’s common stock at $0.25 per share that expires on October 5, 2015.  At any time at the option of the note holders, principal may be paid in common stock at a conversion price of $0.50 per share.

In connection with the 2012 private offering of convertible term notes, the Company incurred offering costs totaling $424,843 including the fair value of warrants issued to the Placement Agent to purchase 479,920 shares of the Company’s common stock at a purchase price of $0.304 per share. The value of the warrants of $166,319 was calculated using the Binomial Option model with a risk-free interest rates ranging from 0.31% to 0.34%, volatility ranging from 94.17% to 95.23%, and trading prices ranging from $0.28 to $0.33 per share. The $424,843 is being amortized over the two-year term of the related debt using the effective interest method.

The convertible term notes were recorded net of discounts that include the relative fair value of the warrants, the notes’ beneficial conversion features, and the above indicated loan fee, all totaling $1,530,415. The discounts are being amortized to interest expense over the term of the various notes using the effective interest method.  The initial value of the warrants of $1,124,773 issued to investors was calculated using the Binomial Option model with a risk-free interest rates ranging from 0.31% to 0.43%, volatility ranging from 94.17% to 103.00%, and trading prices ranging from $0.22 to $0.35 per share. The beneficial conversion feature of $51,516 was calculated using trading prices ranging from $0.26 to $0.35 per share and an effective conversion price $0.0322 per share.

During the six months ended March 31, 2014, a note holder converted $50,000 in principal debt into 100,000 shares of the Company’s common stock.

Interest expense on the convertible term notes for the three and six months ended March 31, 2014 was $92,454 and $187,176, respectively. Amortization of the discounts for the three and six months ended March 31, 2014 totaled $98,378 and $196,223, respectively, which was charged to interest expense.  Interest expense on the convertible term notes for the three and six months ended March 31, 2013 was $117,479 and $242,071, respectively. Amortization of the discounts for the three and six months ended March 31, 2013 totaled $163,590 and $349,477, respectively, of which $161,567 and $345,481 was charged to interest expense.

11. Stock Based Compensation

During the three months ended March 31, 2014, the Company recognized stock-based compensation expense totaling $266,684 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options (See Note 5). During the three months ended March 31, 2013, the Company recognized stock-based compensation expense totaling $190,421, of which $85,960 was recognized through the vesting of 200,000 common stock options, and $104,461 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options (See Note 5).

During the six months ended March 31, 2014, the Company recognized stock-based compensation expense totaling $1,108,390, of which $14,500 was recognized through the issuance of 25,000 common shares to the Company’s Chief Financial Officer, $554,595 was recognized through the vesting of 2,600,000 common stock options and $539,295 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options (See Note 5).  During the six months ended March 31, 2013, the Company recognized stock-based compensation expense totaling $1,596,963, of which $950,818 was recognized through the vesting of 3,199,400 common stock options, $489,726 was recognized on the November 30, 2012 modification of certain options previously granted, and $156,419 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options (See Note 5).

12. Related Party Transactions

Effective December 13, 2013, the Executive Chairman’s employment under the employment agreement by and between the Company and the Executive Chairman, or otherwise, was terminated.  Pursuant to a Separation Agreement and General Release dated April 9, 2014, the Executive Chairman resigned from the Board of Directors.  As of March 31, 2014, the Company has included $574,787 in accrued liabilities for its severance obligation and reflected full vesting of the Executive Chairman’s unexercised stock options in stock based compensation expense for the three months ended December 31, 2013.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Fair Value

The Company’s financial instruments at March 31, 2014 consist principally of notes payable and convertible debentures. Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

March 31, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Accounts receivable, net	$-	$1,798,524	-	$1,798,524

Liabilities:
Convertible debentures	$-	$3,948,440	-	$3,948,440
Obligation under capital lease	$-	$37,585	-	$37,585

14. Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the three months ended March 31, 2014, the Company issued 401,500 shares of its common stock of which 301,500 shares were issued for warrants exercised for which the Company received $75,456 in gross proceeds and 100,000 shares were issued for the conversion of debt in the amount of $50,000.

In October 2013, the Board of Directors authorized the Company to repurchase up to 20,000,000 shares of the Company’s common stock.  For the three months ended March 31, 2014, the Company repurchased 103,589 shares at an aggregate cost of $51,048 and cancelled all of the repurchased shares.  The Company reduced common stock by $104, being the par value equivalent of the 103,589 shares and additional paid-in capital by $50,944, being the remaining cost of the shares repurchased.

Warrants

During the three months ended March 31, 2014, three warrant holders exercised 301,500 warrants to purchase 301,500 shares of Company common stock of which 300,000 warrants had an exercise price of $0.25 per share and 1,500 warrants had an exercise price of $0.304 per share.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of outstanding stock warrants and options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding – September 30, 2013	49,704,952	$.48
Granted	1,650,000	$.61
Exercised	(6,489,452)	$(.37)
Cancelled	(225,000)	$(.47)
Outstanding – December 31, 2013	44,640,500	$.48
Exercised	(301,500)	$(.25)
Outstanding – March 31, 2014	44,339,000	$.48

Of the 44,339,000 options and warrants outstanding, 41,172,666 are fully vested and currently available for exercise.

15. Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California; Rogers, Arkansas; Jersey City, New Jersey; and Boise, Idaho. The Encinitas office is leased for a term that expires on June 30, 2014. The Rogers office is leased for a term of five years, effective January 1, 2012. The Company’s month-to-month Boise office space lease is terminated effective April 30, 2014, and a 38-month Boise office space lease signed in April 2014 is effective on May 1, 2014.  The Jersey City office lease expires on June 30, 2016 and the Company has the option to extend the term for an additional five years. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses.  Rent expense for the three months ended March 31, 2014 and 2013 was $56,387 and $53,820, respectively. Rent expense for the six months ended March 31, 2014 and 2013 was $112,582 and $107,640, respectively.  Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of March 31, 2014 for the next five years and in the aggregate are:

2015	$178,329
2016	167,735
2017	64,241
2018	-
2019	-
$410,305

Employment Agreements

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

Effective November 1, 2013, Kurt Streams serves as our Chief Financial Officer. Pursuant to our employment agreement with Mr. Streams dated October 18, 2013; we will pay Mr. Streams an annual salary of $200,000. Our agreement with Mr. Streams also calls for successive one-year renewals unless either party elects against renewal. Mr. Streams can also receive discretionary cash bonuses. We also agreed to grant Mr. Streams 25,000 shares of our common stock under our 2009 Employee and Consultant Stock Plan, subject to the following restriction: all of such shares shall be forfeited to us if Mr. Streams’ employment with us ceases for any reason; provided, that such restriction and risk of forfeiture shall cliff-lapse on the 180th day after his start date at the Company. We also agreed to grant Mr. Streams stock options under our 2010 Stock Option Plan to purchase 750,000 shares of our common stock at a strike price equal to the closing price of the Company’s stock on October 31, 2013 of $0.62, with the scheduled expiration date of the stock options to be November 1, 2018. The stock options shall vest annually in equal installments of 250,000 over a three year period commencing on November 1, 2014.  As contemplated by our agreement with Mr. Streams, we awarded such shares and granted such stock options to Mr. Streams with an effective date of November 1, 2013.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Licensing Fee Obligations

The Company has entered into various licensing agreements that require the Company to pay fees to the licensors on revenues earned by the Company utilizing the related license. The amounts paid on each license vary depending on the terms of the related license.

Litigation

On December 16, 2013, the Company was named as the Nominal Defendant in the action titled: Amanda McVety v. Anthony Macaluso et al., 13 Civ. 8877 (AKH), which was filed in the United States District Court for the Southern District of New York.   The Plaintiff, derivatively on behalf of the Company, seeks to disgorge approximately $ 1.7 million in equity securities trading profits purportedly realized by Defendant, Anthony Macaluso, the Company’s former CEO, in violation of Section 16(B) of the Securities Exchange Act of 1934.   If Plaintiff is successful, the Company could be awarded as much as $1.7 million less Plaintiff’s attorneys’ fees.   The Company filed its Answer in response to Plaintiff’s Complaint on April 4, 2014.

16. Subsequent Events

Management has evaluated the need for disclosures and/or adjustments resulting from subsequent events through May 13, 2014, the date the financial statements were available for issuance.

On April 25, 2014, the Company entered into a 38-month operating lease for office space in Boise, Idaho effective May 1, 2014, with a Company option to extend the term by three years.  The lease calls for free rent for the first two month, followed by twelve monthly rent payments of $2,086, twelve monthly rent payments of $2,158 and twelve monthly payments of $2,229.

On April 21, 2014 (the “Effective Date”), Single Touch Interactive R&D IP, LLC (“Interactive”), a wholly-owned subsidiary, through a joint venture arrangement organized as a limited liability company (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV grants the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“Patents”), including an exclusive license to assert the Patents against certain infringing parties in the media distribution industry. In exchange for the License, the Licensee will pay an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”). Commencing three years from the Effective Date, the Licensee may each year, at its sole option, pay a $1,250,000 license fee to renew the License for every year for four additional years. Once the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License is deemed to be perpetual. For Patents infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid and litigation costs incurred (“Share of Proceeds”). Interactive and its joint venture partner will serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee will be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting Licensee in such litigation, including attorneys’ fees.  The Licensee will pay the Annual Fee and any Share of Proceeds to the JV. Proceeds received by the JV are shared by Interactive and PMC on a 30% and 70% basis, respectively.  In the event that the Licensee does not assert any infringement actions under its rights in the License within five years of the Effective Date, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto. The Management's Discussion and Analysis may contain “forward-looking statements.” Any statements that are not statements of historical fact are forward-looking statements.

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
●
our ability to obtain additional financing at favorable rates to grow our business and repay our convertible debentures and maintain and develop our operations; and competitive conditions in our industry.

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

Our business has focused on leveraging our solution in the areas of messaging/notifications, media placement on mobile devices and Abbreviated Dial Codes. These solutions are enhanced when we deploy imbedded advertisements, sponsorship and couponing.

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

During the six months ended March 31, 2014, we continued reducing our negative cash flows from operations as a result of 26% growth in revenues and 9% decrease in costs directly associated with revenue. During the six months ended March 31, 2014, on a pro-forma basis when separating out intellectual property related initiatives, our core, underlying business generated positive operating profits and positive cash flow, a trend that was established during fiscal year ended September 30, 2013.

As we expand operational activities and seek to monetize our patented technology, we may from time to time experience operating losses and/or negative cash flows from operations and we will be required to obtain additional financing to fund operations. We are heavily reliant on the revenue we generate from a single customer relationship. Our core mobile media business operates in a relatively new and evolving industry that seeks to gain a larger share of business spending which has traditionally been directed toward older established media solutions. There can be no assurance that we will be successful in addressing these challenges and others that we face, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2014 and 2013

During the fiscal first quarter ended March 31, 2014, our revenue increased by approximately 1% over revenue generated during the quarter ended March 31, 2013 ($1,817,192 in quarter ended March 31, 2014 compared to $1,808,836 in quarter ended March 31, 2013).

Of our revenue earned during the quarter ended March 31, 2014, approximately 99% was generated from contracts with six customers covered under our master services agreement with AT&T.  Of our revenue earned during quarter ended March 31, 2013, approximately 100% was generated from contracts with five customers covered under our master services agreement with AT&T.

Royalties and Application Costs represent the direct out-of-pocket costs associated with revenue. Royalties and Application Costs vary substantially in line with Wireless Applications revenue and totaled $767,696 in the quarter ended March 31, 2014, compared to $776,540 in 2013, a decrease of 1%. Our gross margin improved to 58% for the quarter ended March 31, 2014 as compared to 57% for the quarter ended March 31, 2013.    The increase is attributable to the media placement business that started in December 2013 having a relatively higher gross margin than our messaging business.  Our underlying gross margin from messaging was 57% for the quarter ended March 31, 2014, which is unchanged from the 57% gross margin from messaging for the quarter ended March 31, 2013.

Research and Development expense decreased from $24,050 in quarter ended March 31, 2013 to $11,632 in quarter ended March 31, 2014, representing approximately 1% of revenues, a level that is consistent with past quarters.

Compensation expense, excluding stock based compensation, was $810,876 for the quarter ended March 31, 2014 as compared to $635,203 for the quarter ended March 31, 2013, an increase of $175,673 or 28%, that is primarily attributable to our accruing $574,787 in compensation expense in connection with    terminating our employment agreement with our former Executive Chairman on December 13, 2013.

General and administrative expense, excluding stock based compensation, was $726,187 for the quarter ended March 31, 2014 as compared to $815,717 for the quarter ended March 31, 2013, a decrease of $89,530 or 11%. The decrease is largely related to less spending on professional fees related to patent matters.

For the quarter ended March 31, 2014, total stock based compensation expense increased 40% to $266,684 from $190,421 for quarter ended March 31, 2013 as a result of expense recognized for consulting services that were previously paid through issuances of stock options.

Interest expense for the quarters ended March 31, 2014 and 2013 was $191,034 and $279,046, respectively, a decrease of $88,012 or 32%. The decrease in interest expense is attributable to a decrease in the outstanding principal on our convertible debentures.

Our net loss for the quarter ended March 31, 2014 was $1,109,076 as compared to a net loss of $1,072,289 for the quarter ended March 31, 2013, an increase of $36,787 or 3.4% that is primarily attributable to the $175,673 increase in compensation expense and the $76,263 increase in stock based compensation expense for employees, directors and consultants that was partially offset by a $88,012 decrease in interest expense.    Excluding stock based compensation, our net loss for March 31, 2014 was $842,392, which includes the one-time compensation expense charge $574,787 noted above.    For the quarter ended March 31, 2013, our net loss, excluding stock based compensation, was $881,868.

Results of Operations for the Six Months Ended March 31, 2014 and 2013

During the six months ended March 31, 2014, our revenue increased by approximately 26% over revenue generated during the quarter ended March 31, 2013 ($4,724,321 in the six months ended March 31, 2014 compared to $3,756,114 in quarter ended March 31, 2013).

Of our revenue earned during the six months ended March 31, 2014, approximately 83% was generated from contracts with seven customers covered under our master services agreement with AT&T and 16% was generated from our agreement with Zoove Cooperation.  Of our revenue earned during the six months ended March 31, 2013, approximately 99% was generated from contracts with eight customers covered under our master services agreement with AT&T.

Royalties and Application Costs represent the direct out-of-pocket costs associated with revenue. Royalties and Application Costs vary substantially in line with Wireless Applications revenue and totaled $1,635,789 in the six months ended March 31, 2014, compared to $1,660,333 in 2013, a decrease of 2%. Our gross margin improved to 65% for the six months ended March 31, 2014 as compared to 56% for the six months ended March 31, 2013.    The decrease is primarily attributable to the $750,000 in licensing revenue in six months ended March 31, 2014, for which there are no Royalties and Application Cost.  Our underlying gross margin from messaging, which excludes licensing and media placement business, was 58% for the six months ended March 31, 2014, which is improved from the 56% gross margin from messaging for the quarter ended March 31, 2013.

Research and Development expense increased from $32,756 in the six months ended March 31, 2013 to $35,725 in the six ended March 31, 2014, representing approximately 1% of revenues, a level that is consistent with past periods.

Compensation expense, excluding stock based compensation, was $1,873,755 for the six months ended March 31, 2014 as compared to $1,280,821 for the six months ended March 31, 2013, an increase of $592,934 or 46%, that is primarily attributable to our accruing $574,787 in compensation expense in connection with  terminating our employment agreement with our former Executive Chairman on December 13, 2013.

General and administrative expense, excluding stock based compensation, was $1,545,800 for the six months ended March 31, 2014 as compared to $1,586,398 for the six months ended March 31, 2013, a decrease of $40,598 or 3%. The decrease is largely related to less spending on professional fees related to patent matters and travel expenses.

For the six months ended March 31, 2014, total stock based compensation expense decreased 31% to $1,108,390 from $1,596,963 for the six months ended March 31, 2013. The decrease is attributable to fewer stock based compensation issuances as part of our effort to reduce the number of issued and potentially issuable shares of our common stock.

Interest expense for the six months ended March 31, 2014 and 2013 was $383,823 and $587,553, respectively, a decrease of $203,730 or 35%. The decrease in interest expense is attributable to a decrease in the outstanding principal on our convertible debentures.

Our net loss for the six months ended March 31, 2014 was $2,160,809 as compared to a net loss of $3,304,444 for the six months ended March 31, 2013, a decrease of $1,143,635 or 35% that is primarily attributable to the $968,207 increase in revenue, our improved gross margin and the $488,573 decrease in stock based compensation expense for employees, directors and consultants. Excluding stock based compensation, our net loss for the six months ended March 31, 2014 was $842,392, which includes the one-time compensation expense charge $574,787, noted above. For the six months ended March 31, 2013, our net loss, excluding stock based compensation, was $881,868.

Liquidity and Capital Resources

At March 31, 2014, we had total assets of $7,619,781 and total liabilities of $6,337,684. As of September 30, 2013, we had total assets of $6,523,206 and total liabilities of $5,398,842. The $1,096,575 or 17% increase in assets is primarily attributable to the $1,165,297 increase in cash and cash equivalents and $450,697 increase in accounts receivable. At March 31, 2014, we had cash of $2,312,292 as compared to $1,146,995 at September 30, 2013, an increase of $1,165,297. The $938,842 increase in liabilities in the year since September 30, 2013 is largely due to the $574,787 of severance costs accrued as of March 31, 2014 for the termination of the employment agreement with our former Executive Chairman on December 13, 2013.

During the six months ended March 31, 2014, we used $133,612 in cash for operating activities as compared to the $749,731 that we used for operating activities during the six months ended March 31, 2013. During the six months ended March 31, 2014, on a pro-forma basis when separating out intellectual property related initiatives, our core, underlying business generated positive operating profits and positive cash flow, a trend that has been established during fiscal year ended September 30, 2013.

Cash used in investing activities for the six months ended March 31, 2014 was $392,413, of which $191,521 represented the capitalized internal costs of our software development for our core operations and $145,415 represents investments in our IP that is designed to strengthen our IP portfolio and expand our mobile communications/advertising offerings.

Cash provided from financing activities for the six months ended March 31, 2014 totaled $1,691,322. The Company received $1,900,907 from issuances of our common stock in connection with stock options and warrants exercised and we spent $201,461 to repurchase 389,060 shares of our common stock, at an average price of $0.52, which we retired.

Over the next twelve months we believe that existing capital and anticipated funds from operations may be sufficient to sustain our current level of operations. Inasmuch as the Company is pursuing the monetization of its IP, which plans are subject to change, additional external financing relating to such efforts will be required. Increased acceleration in our organic business and/or other economic influences might also necessitate other financing. In addition, our convertible notes in the aggregate principal amount of $3,708,000 have maturity dates ranging from August 31, 2014 to October 5, 2014. While the convertible notes are convertible at a price of $0.50 per share, if the investors do not convert the convertible notes, we will be required to repay the notes. Currently, we believe our funds on had will be insufficient to repay the notes and we may be forced to raise funds to repay thenotes. There can be no assurance that we will be able obtain additional financing, if at all or upon terms that will be acceptable to us. There can, moreover, be no assurance of when, if ever, our operations will become profitable.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On December 16, 2013, the Company was named as the Nominal Defendant in the action titled: Amanda McVety v. Anthony Macaluso et al., 13 Civ. 8877 (AKH), which was filed in the United States District Court for the Southern District of New York. The Plaintiff, derivatively on behalf of the Company, seeks to disgorge approximately $ 1.7 million in equity securities trading profits purportedly realized by Defendant, Anthony Macaluso, the Company’s former CEO, in violation of Section 16(B) of the Securities Exchange Act of 1934. If Plaintiff is successful, the Company could be awarded as much as $1.7 million less Plaintiff’s attorneys’ fees. The Company filed its Answer in response to Plaintiff’s Complaint on April 4, 2014.

Item 1A    - Risk    Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan (#)	Maximum Number of Shares that May Yet to Be Purchased Under such Plan (#)
January 1, 2014 to January 31, 2014	20,000	0.5750	20,000	19,694,529

February 1, 2014 to February 28, 2014	81,089	0.4735	81,089	19,613,440

March 1, 2014 to March 31, 2014	-	-	-	19,613,440

Total:	101,089	0.4936	101,089	19,613,440

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

Single Touch Systems Inc.

Date: May 13, 2014	By:	/s/ James Orsini
James Orsini, CEO and President
Principal Executive Officer

Date: May 13, 2014	By:	/s/ Kurt Streams
Kurt Streams, Chief Financial Officer
Principal Financial Officer