Form 10-Q
period 2014-06-30
SINGLE TOUCH SYSTEMS INC
filed 2014-08-12
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of each of the issuer's classes of common equity as of August 12, 2014: 150,728,628 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SINGLE TOUCH SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$1,976,201	$1,146,995
Accounts receivable, net - current portion	1,603,209	1,347,827
Prepaid consulting	354,158	1,081,553
Other prepaid expenses	229,581	150,183

Total current assets	4,163,149	3,726,558

Property and equipment, net	231,426	238,815

Other assets
Accounts receivable, net	450,000	-
Prepaid consulting	-	81,547
Capitalized software development costs, net	350,486	343,575
Intangible assets:
Patents	367,172	467,837
Patent applications cost	1,028,096	768,646
Software license	831,000	831,000
Other assets including security deposits	116,412	65,228

Total other assets	3,143,166	2,557,833

Total assets	$7,537,741	$6,523,206

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2014	2013

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,498,296	$1,352,203
Accrued expenses	726,186	209,323
Accrued compensation - related party	265,719	72,736
Deferred licensing revenue	303,082	-
Current obligation under capital lease	16,578	16,331
Convertible debenture - related party	629,755	585,708
Convertible debentures - unrelated parties	3,480,949	2,692,570

Total current liabilities	6,920,565	4,928,871

Long-term liabilities
Obligations under capital lease	16,914	29,378
Convertible debentures - unrelated parties	-	440,593

Total long-term liabilities	16,914	469,971

Total liabilities	6,937,479	5,398,842

Commitments and contingencies - See notes 9, 11 and 16

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 142,728,628 shares issued and outstanding as of June 30, 2014 and $.001 par value; 200,000,000 shares authorized, 137,220,331 shares issued and outstanding as of September 30, 2013	142,729	137,220
Additional paid-in capital	133,269,919	130,886,161
Accumulated deficit	(132,812,386)	(129,899,017)

Total stockholders' equity	600,262	1,124,364

Total liabilities and stockholders' equity	$7,537,741	$6,523,206

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue
Wireless applications	$1,940,147	$1,924,472	$5,844,468	$5,680,586
Licensing and royalties	71,918	-	821,918	-
Media placement	131,500	-	201,500	-

	2,143,565	1,924,472	6,867,886	5,680,586

Operating Expenses
Royalties and application costs	817,554	804,937	2,453,343	2,465,270
Research and development	12,601	13,264	48,326	46,020
Compensation expense (including stock based compensation)*	695,544	764,559	2,887,094	3,155,100
Depreciation and amortization	152,087	163,292	453,935	478,227
General and administrative (including stock based compensation)*	1,033,065	950,468	3,369,460	3,024,908

	2,710,851	2,696,520	9,212,158	9,169,525

Loss from operations	(567,286)	(772,048)	(2,344,272)	(3,488,939)

Other Income (Expenses)
Interest expense	(185,274)	(490,987)	(569,097)	(1,078,540)

Net (loss) before income taxes	(752,560)	(1,263,035)	(2,913,369)	(4,567,479)

Provision for income taxes	-	-	-	-

Net income (loss)	$(752,560)	$(1,263,035)	$(2,913,369)	$(4,567,479)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding	142,728,628	134,185,887	142,101,080	133,101,030

* Details of stock based compensation included within:

Compensation Expense	$70,725	$144,244	$388,520	$1,253,964
General Administrative	269,647	209,517	1,060,242	696,760
Total	$340,372	$353,761	$1,448,762	$1,950,724

See accompanying notes.

SINGLE TOUCH SYSTEMS, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE NINE MONTHS ENDED JUNE 30, 2014 AND FOR THE YEAR ENDED SEPTEMBER 30, 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - September 30, 2012	132,472,392	$132,472	$125,425,617	$(124,649,451)	$908,638

Shares issued on exercise of stock options	1,454,839	1,455	446,932		448,387
Shares issued on exercise of stock warrants	689,000	689	130,411		131,100
Shares issued in debt conversions	2,104,000	2,104	1,049,896		1,052,000
Shares issue for cash	500,000	500	244,500		245,000
Recognition of discounts in connections with convertible debt offerings			163,849		163,849
Compensation recognized as contributed capital on Executive Chairman's stock option grant for consulting services			847,300		847,300
Compensation recognized on option and warrant grants			2,068,681		2,068,681
Compensation recognized on modification of prior period's stock option grants			489,726		489,726
Loan fees recognized on warrants granted to placement agent in connection with convertible debt offerings			27,445		27,445
Amortization of beneficial conversion feature on related party debt			(8,196)		(8,196)
Net loss for the year ended September 30, 2013				(5,249,566)	(5,249,566)

Balance - September 30, 2013	137,220,231	137,220	130,886,161	(129,899,017)	1,124,364

Shares issued on exercise of stock options	3,745,957	3,746	1,683,705		1,687,451
Shares issued on exercise of stock warrants	2,026,500	2,027	211,430		213,457
Shares issued in debt conversions	100,000	100	49,900		50,000
Shares issued for officer compensation	25,000	25	14,475		14,500
Compensation recognized on option and warrant grants			625,320		625,320
Purchase of common shares presented for retirement	(389,060)	(389)	(201,072)		(201,461)
Net loss for the nine months ended June 30, 2014				(2,913,369)	(2,913,369)

Balance - June 30, 2014	142,728,628	$142,729	$133,269,919	$(132,812,386)	$600,262

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(2,913,369)	$(4,567,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	70,072	68,833
Amortization expense - software development costs	283,199	308,730
Amortization expense - patents	100,665	100,664
Amortization expense - discount of convertible debt	288,379	727,704
Stock based compensation	1,448,762	1,950,724
(Increase) decrease in assets:
(Increase) in accounts receivable, net	(705,382)	(197,620)
(Increase) in prepaid expenses	(82,098)	(100,932)
(Increase) in other assets	(48,484)	(3,316)
Increase (decrease) in liabilities:
Increase in accounts payable	146,093	567,131
Increase in accrued expenses	709,846	5,910
Increase in deferred licensing revenue	303,082	-
Increase in accrued interest	153,453	167,487

Net cash used in operating activities	(245,782)	(972,164)

Cash Flows from Investing Activities
Patents applications costs	(259,450)	(87,761)
Purchase of property and equipment	(62,683)	(16,297)
Capitalized software development costs	(290,110)	(298,726)
Payment on settlement regarding Anywhere software license	-	(600,000)

Net cash used in investing activities	$(612,243)	$(1,002,784)

See accompanying notes.

SINGLE TOUCH SYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	June 30,
	2014	2013
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$1,900,907	$131,100
Purchase of Company's common stock	(201,461)	-
Proceeds from issuance of convertible debt - unrelated parties	-	688,000
Proceeds from issuance of convertible debt - related parties	-	-
Principal reduction on obligation under capital lease	(12,215)	-
Principal reduction on convertible debt	-	(200,000)
Expenditures relating to private offerings	-	(48,475)
Repayments on related party loans	-	-
Principal reduction on obligation on patent purchases	-	(87,500)

Net cash provided by financing activities	1,687,231	483,125

Net increase (decrease) increase in cash	829,206	(1,491,823)

Cash - Beginning balance	1,146,995	2,157,707

Cash - Ending balance	$1,976,201	$665,884

Supplemental Information:

Interest expense paid	$127,264	$183,349
Income taxes paid	$-	$800

Non-cash investing and financing activities:

For the nine months ended June 30, 2014

During the nine months ended June 30, 2014, the Company issued 147,981 shares of its common stock through cashless exercises of 1,166,476 stock options granted to employees.

During the nine months ended June 30, 2014, debt totaling $50,000 was converted into 100,000 shares of the Company's common stock.

For the nine months ended June 30, 2013

During the nine months ended June 30, 2013, the Company received $688,000 through the issuance of convertible debt including common stock warrants to purchase 1,376,000 shares of the Company's common stock at $0.25 per share. The Company recognized discounts against the principal amounts due totaling $163,849 with an offsetting amount charged to equity.  (See Note 11)

In connection with the above debt issuance, the Company paid placement fees that included cash totaling $48,475 and warrants to purchase 110,000 shares of the Company's common stock at $0.304 per share. The warrants were valued at $27,445. The total placement fee of $75,920 is recognized as a loan fee and is reflected in the balance sheet as an additional discount against the principal and accrued interest due on the underlying convertible debt. (See Note 11)

During the nine months ended June 30, 2013, the Company's former Executive Chairman granted an option to a third party to purchase a total of 5,750,000 shares of the Company's common stock personally owned by him. Of the 5,750,000 options granted, 3,750,000 have an exercise price of  $0.295  per share and 2,000,000 have an exercise price of $0.48 per share. The options expire two years from date of grant.  The options were granted in exchange for consulting services that directly benefit the Company. Therefore, the Company recorded the fair value of the options granted of $847,300 to equity  as contributed capital with an offset to prepaid expense. The $847,300 is being amortized to operations over the two year term of the consulting agreement (See Note 12).

For the nine months ended June 30, 2013 (Continued)

During the nine months ended June 30, 2013, the Company recognized stock-based compensation totaling $1,950,724 of which $1,198,957 was recognized on the vesting of 6,449,000 options, $489,726 was recognized as additional compensation on the November 30, 2012 modification of 17,134,334 previously granted options and $262,041 from the above indicated amortization of prepaid consulting expense.

During the nine months ended June 30, 2013, debt and accrued interest totaling $1,052,000 was converted into 2,104,000 shares of the Company’s common stock.

During the nine months ended June 30, 2013, the Company received $131,100 in consideration for the exercise of 689,000 common-stock warrants.

During the nine months ended June 30, 2013, the Company issued 490,588 shares of its common stock to a former Director through the cashless exercise of 1,550,000 common-stock options.

During the nine months ended June 30, 2013, the Company charged amortization of a beneficial   conversion feature on convertible debt due to a Director of $6,070 to equity.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at June 30, 2014 were impaired.

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

Convertible Debentures

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-2 “Debt with Conversion and Other Options.”  In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Capital Leases

Assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of the assets under capital leases is included in depreciation expense.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the nine months ended June 30, 2014 or for the nine months ended June 30, 2013. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense. During the nine months ended June 30, 2014 and 2013, there were no income taxes, or related interest and penalty items in the income statement, or liabilities on the balance sheet.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50, formerly Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment ”  and SFAS No. 148, " Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123 .”   These standards define a fair-value-based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2014 that have been excluded from the computation of diluted net loss per share amounted to 52,095,000 shares and include 13,489,500 warrants, 30,849,500 options and $3,878,000 of debt and accrued interest convertible into 7,756,000 shares of the Company’s common stock.  Potential common shares as of June 30, 2013 that have been excluded from the computation of diluted net loss per share amounted to 54,149,528 shares and included 17,158,528 warrants, 29,135,000 options, and $3,928,000 of debt and accrued interest convertible into 7,856,000 shares of the Company’s common stock.

Concentrations of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Of the Company’s revenue earned during the nine months ended June 30, 2014, approximately 84% was generated from contracts with eight customers covered under the Company’s master services agreement with AT&T. Of the Company’s revenue earned during the nine months ended June 30, 2013, approximately 99% was generated from contracts with eight customers covered under the Company’s master services agreement with AT&T.

The Company’s accounts receivable are typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of June 30, 2014 and 2013, two customers accounted for 93% and 99%, respectively, of the Company’s net accounts receivable balance, respectively.

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

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	June 30,	September 30,
	2014	2013
Accounts receivable	$2,056,087	$1,350,705
Less allowance for bad debts	(2,878)	(2,878)
	$2,053,209	$1,347,827
Current portion	$(1,603,209)	$(1,347,827)
Long-term portion	$450,000	$-

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

4.	Property and Equipment, net

The following is a summary of property and equipment:

	June 30,	September 30,
	2014	2013
Computer equipment	$814,626	$756,197
Equipment	46,731	46,731
Office furniture	131,923	127,669
Equipment held under capital lease	53,112	53,112
	1,046,392	983,709
Less: accumulated depreciation	(814,966)	(744,894)
	$231,426	$238,815

Depreciation expense for the three and nine months ended June 30, 2014 was $24,114 and $70,072, respectively. Depreciation expense for the three and nine months ended June 30, 2013 was $22,466 and $68,833, respectively.

5.	Prepaid Consulting

On October 31, 2012 and December 7, 2012, the Company's former Executive Chairman at the time personally granted options to a third party to purchase a total of 5,750,000 shares of the Company’s common stock that he owned in exchange for consulting services provided by the third party that directly benefited the Company (the “Former Chairman Options”). Of the 5,750,000 Former Chairman Options, 3,750,000 have an exercise price of $0.295 per share and 2,000,000 have an exercise price of $0.48 per share. The Former Chairman Options expire two years from the date of grant.  The Company recorded the $847,300 fair value of the Former Chairman Options as contributed capital with an offset to prepaid consulting expense that is being amortized to operations over the two-year term of the consulting agreement. The Company’s value of $847,300 was determined using a Binomial Option model based upon an expected life of 5 years, trading prices ranging from $0.30 to $0.46 per share, a risk free interest rate ranging from 0.25% to 0.30%, and expected volatility ranging from 89.348% to 90.201%.

In September 2013, the Company, its former Executive Chairman and the above-indicated third party entered into an agreement, whereby the Company granted options to the third party that have the same terms as the Former Chairman Options in exchange for the third party’s assignment of its interest in the Former Chairman Options to the Company. The Company valued  the options granted to the third party in September 2013 at $718,871 and added the cost to the remaining unamortized prepaid consulting expense from the Former Chairman Options.  The total is being amortized to operations over the remaining term of the consulting agreement. Consulting fees charged to operations for the three and nine months ended June 30, 2014 was $269,647 and $808,942, respectively. Consulting fees charged to operations for the three and nine months ended June 30, 2013 was $105,622 and $262,041, respectively. As of June 30, 2014, the unamortized prepaid consulting expense was $354,158, which will be fully amortized to operations during the next six months.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	June 30,	September 30,
	2014	2013
Beginning balance	$343,575	$383,227
Additions	290,110	399,682
Amortization	(283,199)	(439,334)
Charge offs	-	-
Ending balance	$350,486	$343,575

Amortization expense for the three and nine months ended June 30, 2014 was $94,418 and $283,199, respectively. Amortization expense for the three and nine months ended June 30, 2013 was $107,273 and $308,730, respectively.

A schedule of amortization expense over the remaining estimated lives of these costs is as follows:

Year Ending June 30,
2015	$240,185
2016	110,301
$350,486

7.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	June 30,	September 30,
	2014	2013
Patent costs	$939,535	$939,535
Amortization	(572,363)	(471,698)
	$367,172	$467,837

Amortization charged to operations for the three and nine months ended June 30, 2014 was $33,555 and $100,665, respectively.  Amortization charged to operations for the three and nine months ended June 30, 2013 was $33,555 and $100,664 respectively.

A schedule of amortization expense over the estimated remaining lives of the patents is as follows:

Year Ending June 30,
2015	$134,219
2016	134,219
2017	88,885
2018	8,585
2019	1,264
$367,172

Software license

On March 30, 2012, the Company acquired an exclusive perpetual license to utilize the “Anywhere” software and related source code from Soap Box Mobile, Inc. (“Soapbox”), a company in which the Company’s former Executive Chairman at the time owned a majority preferred interest of the license grant.  The Company paid $785,000 in cash and 200,000 shares of Company common stock for the exclusive perpetual license, of which the former Executive Chairman received $755,000 under terms of a November 27, 2012 agreement.  The Company has valued the license at $831,000, which consists of the $785,000 in cash consideration and the $46,000 fair value assigned to the 200,000 shares of Company common stock.  The perpetual license is a long-term asset that is not subject to amortization.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Accrued Expenses

The following is a summary of accrued expenses:

	June 30,	September 30,
	2014	2013
Accrued royalties and applications cost	$382,066	$95,559
Accrued payroll and related expenses - unrelated parties	219,333	107,514
Accrued professional fees	35,291	6,250
Other accrued expenses	89,496	-
	$726,186	$209,323

9.	Capital Lease

The Company leases certain computer hardware under a capital lease that expires in 2016. The equipment has a cost of $53,111.

Minimum future lease payments under the capital lease at June 30, 2014 for each of the next three years and in the aggregate are as follows:

Year Ending June 30,
2015	$17,098
2016	17,098
2017	-
Total minimum lease payments	$34,196
Less amount representing interest	(704)
Present value of net minimum lease payments	$33,492

The effective interest rate charged on the capital lease is approximately 2.25% per annum. The lease provides for a $1 purchase option. Interest charged to operation for the three and nine months ended June 30, 2014 was $182 and $606, respectively. There was no interest charged to operations during the three and nine months ended on June 30, 2013.  Depreciation charged to operation for the three and nine months ended June 30, 2014 was $2,656 and $7,967, respectively. There was no depreciation charged to operations during the three and nine months ended on June 30, 2013.

10.	Income Taxes

As of June 30, 2014, the Company has a net operating loss carryover of approximately $47,500,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2033, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” We had no material unrecognized income tax assets or liabilities for the nine months ended June 30, 2014 or for the nine months ended June 30, 2013.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three and nine months ended June 30, 2014 and 2013, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ending on or before September 30, 2010 or California state income tax examination by tax authorities for years ending on or before September 30, 2009. We are not currently involved in any income tax examinations.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Convertible Debt

	June 30, 2014	September 30, 2013
Notes Payable:
Convertible term note (a)	$1,700,000	$1,700,000
Convertible term note (b)	275,000	275,000
Convertible term note (c)	1,030,000	1,030,000
Convertible term note (d)	255,000	255,000
Convertible term note (e)	448,000	498,000
Principal balance	3,708,000	3,758,000
Accrued Interest	490,951	337,498
	4,198,951	4,095,498
Less: discount on debt	(88,247)	(376,627)
	4,110,704	3,718,871
Less: current portion	(4,110,704)	(3,278,278)
Long term debt	$-	$440,593

a)
In November and December 2011, the Company entered into convertible term notes bearing interest at 10% per annum and, as amended, with a maturity date of September 7, 2014 and issued warrants to purchase 3,600,000 shares of the Company’s common stock at $0.25 per share that expires on September 7, 2015.   At any time at the option of the six note holders, including a Company director, principal and the first year’s accrued interest, in the amount of $170,000, may be paid in common stock at a conversion price of $0.50 per share.

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

During the nine months ended June 30, 2014, a note holder converted $50,000 in principal debt into 100,000 shares of the Company’s common stock.

Interest expense on the convertible term notes for the three and nine months ended June 30, 2014 was $92,935 and $280,112, respectively.  Amortization of the discounts for the three and nine months ended June 30, 2014 totaled $92,157 and $288,379, respectively, which was charged to interest expense.  Interest expense on the convertible term notes for the three and nine months ended June 30, 2013 was $108,765 and $350,836, respectively.  Amortization of the discounts for the three and nine months ended June 30, 2013 totaled $378.227 and $727,704, respectively, of which $372,157 and $721,634 was charged to interest expense.

12.	Stock Based Compensation

During the three months ended June 30, 2014, the Company recognized stock-based compensation expense totaling $340,372, of which $70,725 was recognized through the vesting of 750,000 common stock options, and $269,647 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options (See Note 5). During the three months ended June 30, 2013, the Company recognized stock-based compensation expense totaling $353,761, of which $248,139 was recognized through the vesting of 3,250,000 common stock options, and $105,622 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options (See Note 5).

During the nine months ended June 30, 2014, the Company recognized stock-based compensation expense totaling $1,448,762, of which $14,500 was recognized through the issuance of 25,000 common shares to the Company’s Chief Financial Officer, $625,320 was recognized through the vesting of 3,350,000 common stock options and $808,942 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options (See Note 5).  During the nine months ended June 30, 2013, the Company recognized stock-based compensation expense totaling $1,950,724, of which $1,198,957 was recognized through the vesting of 6,499,000 common stock options, $489,726 was recognized on the November 30, 2012 modification of certain options previously granted, and $262,041 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options (See Note 5).

13.	Related Party Transactions

Effective December 13, 2013, the former Executive Chairman’s employment under the employment agreement by and between the Company and the former Executive Chairman, or otherwise, was terminated.  Pursuant to a Separation Agreement and General Release dated April 9, 2014, the former Executive Chairman resigned from the Board of Directors.  For the nine months ended June 30, 2014, the Company has accrued $574,787 in expenses for its severance obligation, of which $368,793 has been paid and reflected full vesting of the former Executive Chairman’s unexercised stock options in stock based compensation expense.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Fair Value

The Company’s financial instruments at June 30, 2014 consist principally of notes payable and convertible debentures. Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

June 30, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Accounts receivable, net	$-	$2,053,209	-	$2,053,209

Liabilities:
Convertible debentures	$-	$4,110,704	-	$4,110,704
Obligation under capital lease	$-	$33,492	-	$33,492

15.	Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the three months ended June 30, 2014, the Company did not issue any shares of common stock.

In October 2013, the Board of Directors authorized the Company to repurchase up to 20,000,000 shares of the Company’s common stock.  For the nine months ended June 30, 2014, the Company spent $201,461 to repurchase 389,060 shares of common stock at an average price of $0.52, which were then retired. The Company did not repurchase any shares during the quarter ended June 30, 2014.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

During the three months ended June 30, 2014, no warrants were granted, exercised or cancelled.

A summary of outstanding stock warrants and options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding – September 30, 2013	49,704,952	$.48
Granted	1,650,000	$.61
Exercised	(6,489,452)	$(.37)
Cancelled	(225,000)	$(.47)
Outstanding – December 31, 2013	44,640,500	$.48
Exercised	(301,500)	$(.25)
Outstanding – June 30, 2014	44,339,000	$.48

Of the 44,339,000 options and warrants outstanding, 41,922,666 are fully vested and currently available for exercise.

16.	Commitments and Contingency

Operating Leases

The Company leases office space in Jersey City, New Jersey; Rogers, Arkansas; and Boise, Idaho. The Rogers office is leased for a term of five years, effective January 1, 2012. The Company’s month-to-month Boise office space lease was terminated effective April 30, 2014, and a new 38-month Boise office space lease was signed in April 2014 effective on May 1, 2014.  The Jersey City office lease expires on June 30, 2016 and the Company has the option to extend the term for an additional five years. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses.  The Company’s Encinitas, California office lease expired on June 30, 2014. Rent expense for the three months ended June 30, 2014 and 2013 was $50,487 and $53,820, respectively. Rent expense for the nine months ended June 30, 2014 and 2013 was $163,070 and $161,460, respectively.  Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of June 30, 2014 for the next five years and in the aggregate are:

2015	$192,767
2016	193,631
2017	49,055
2018	-
2019	-
$435,453

Employment Agreements

On March 10, 2011, we entered into an employment letter agreement with James Orsini, who began employment as our Chief Executive Officer, President and Chief Financial Officer on May 16, 2011. The agreement (as amended on May 16, 2011) is for a three-year term, with successive two-year renewals unless either party elects against renewal. Mr. Orsini is entitled to a $385,000 annual salary, which increased to $423,500 effective May 16, 2014 and is subject to possible increases. Mr. Orsini can also receive discretionary cash bonuses, and after three months of employment he was entitled to and did receive a $25,000 payment in respect of certain expenses. In addition, the agreement called for us to grant to him (and we accordingly did grant to him) a total of 4,500,000 stock options under our 2010 Stock Plan, with 1,500,000 of the options (at an exercise price of $0.65 per share) vesting on May 16, 2012, 750,000 of the options (at an exercise price of $0.90 per share) vesting on May 16, 2013, 750,000 of the options (at an exercise price of $0.90 per share) vesting on November 16, 2013 and 1,500,000 of the options (at an exercise price of $0.90 per share) vesting on May 16, 2014. Vesting of his stock options shall accelerate if we experience a change in majority control. Mr. Orsini agreed not to compete with us during his employment and for two years thereafter. If we terminate Mr. Orsini’s employment without cause or for disability or if he resigns for good reason (as those terms are defined in the agreement), or if we elect not to enter into a renewal term of the employment letter agreement, he will receive one year of salary continuation and one year of COBRA premium payments. In addition, if we terminate Mr. Orsini’s employment without cause or if he resigns for good reason, he would be entitled to exercise any of the 4,500,000 stock options which had vested as of the termination date, until three years after the termination date (or, if earlier, the expiration of the options). If we experience a change in majority control (as defined in the agreement) during Mr. Orsini’s employment, all his unvested stock options would immediately vest. Mr. Orsini participated in the November 2012 program where we modified the terms of stock options granted to certain employees, officers, directors, and active third party service providers. As a result 3,000,000 options exercisable at $0.90 per share granted pursuant to his employment agreement were reduced to 2,550,000 options exercisable at $0.469 per share.

SINGLE TOUCH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective November 1, 2013, Kurt Streams serves as our Chief Financial Officer. Pursuant to our employment agreement with Mr. Streams dated October 18, 2013; we will pay Mr. Streams an annual salary of $200,000. Our agreement with Mr. Streams also calls for successive one-year renewals unless either party elects against renewal. Mr. Streams can also receive discretionary cash bonuses. We also agreed to grant Mr. Streams 25,000 shares of our common stock under our 2009 Employee and Consultant Stock Plan, which shares shall be forfeited to us if Mr. Streams’ employment with us ceases for any reason; provided, that such restriction and risk of forfeiture shall cliff-lapse on the 180th day after his start date at the Company. We also granted to Mr. Streams stock options under our 2010 Stock Option Plan to purchase 750,000 shares of our common stock at a strike price equal to the closing price of the Company’s stock on October 31, 2013 of $0.62, with the scheduled expiration date of the stock options to be November 1, 2018. The stock options vest annually in equal installments of 250,000 over a three year period commencing on November 1, 2014.  As contemplated by our agreement with Mr. Streams, we awarded such shares and granted such stock options to Mr. Streams with an effective date of November 1, 2013.

Litigation

On December 16, 2013, the Company was named as the Nominal Defendant in the action titled: Amanda McVety v. Anthony Macaluso et al., 13 Civ. 8877 (AKH), which was filed in the United States District Court for the Southern District of New York.   The Plaintiff, derivatively on behalf of the Company, seeks to disgorge approximately $ 1.7 million in equity securities trading profits purportedly realized by Defendant, Anthony Macaluso, the Company’s former CEO, in violation of Section 16(B) of the Securities Exchange Act of 1934.   If Plaintiff is successful, the Company could be awarded as much as $1.7 million less Plaintiff’s attorneys’ fees.   The Company filed its Answer in response to Plaintiff’s Complaint on April 4, 2014. Defendant Macaluso filed his answer in response to Plaintiff’s Complaint on May 30, 2014. On July 24, 2014, Plaintiff filed an Agreed Order of Dismissal Without Prejudice to be “So Ordered” by the Court.

17.	Subsequent Events

Management has evaluated the need for disclosures and/or adjustments resulting from subsequent events through August 11, 2014, the date the financial statements were available for issuance.

On July 15, 2014, the Company appointed a new director and granted options to purchase 250,000 shares of the Company common stock at a purchase price of $0.38 per share expiring five years from date of grant.  The 250,000 options were valued at $46,975 under a Binomial Option Model using a trading price of $0.37 per share, a risk free interest rate of 1.60%, and volatility of 111.02%.  The options immediately vested, and the $46,975 was fully charged to operations on the date of grant.

On July 24, 2014, the Company acquired all of the shares of DoubleVision Networks, Inc., a New York corporation formed on May 6, 2010 and renamed from What’s Watched, Inc. on September 18, 2012 (“DoubleVision”). The Company paid $3.6 million for DoubleVision by issuing 8,000,000 shares of the Company’s common stock to the Sellers at an agreed-upon valuation of $0.45 per share. The Company also agreed to pay $400,000 to one of DoubleVision’s creditors. Substantially all of the DoubleVision shareholders are subject to lockup agreements that restrict the sale of the shares acquired for at least one year. The purchase price may be reduced subject to certain conditions related to DoubleVision’s liabilities. The DoubleVision shareholders also have an earn –out provision which could cause the Company to issue additional shares of the Company’s common stock equal to $1,000,000 (valued at the average closing price for the ninety days ending July 31, 2015) to the Sellers if the Company’s media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold. In connection with the acquisition, at the closing, the Company entered into consulting agreements with two of DoubleVision’s officers for $5,000 each quarter provided certain milestones are achieved.

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

During the nine months ended June 30, 2014, we continued reducing our negative cash flows from operations as a result of 21% growth in revenues and improving our gross margin percentage from 57% to 64%. During the nine months ended June 30, 2014, on a pro-forma basis when separating out intellectual property related initiatives, our core, underlying business generated positive operating profits and positive cash flow, a trend that was established during fiscal year ended September 30, 2013.

On July 24, 2014, the Company acquired all of the shares of DoubleVision Networks, Inc., a New York corporation formed on May 6, 2010 and renamed from What’s Watched, Inc. on September 18, 2012 (“DoubleVision”). The Company paid $3.6 million for DoubleVision by issuing 8,000,000 shares of the Company’s common stock to the Sellers at an agreed-upon valuation of $0.45 per share. The Company also agreed to pay $400,000 to one of DoubleVision’s creditors. Substantially all of the Double Vision shareholders are subject to lockup agreements that restrict the sale of the shares acquired for at least one year. The purchase price may be reduced subject to certain conditions related to DoubleVision’s liabilities. The Double Vision shareholders also have an earn –out provision which could cause the Company to issue additional shares of the Company’s common stock equal to $1,000,000 (valued at the average closing price for the ninety days ending July 31, 2015) to the Sellers if the Company’s media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold. In connection with the acquisition, at the closing, the Company entered into consulting agreements with two of DoubleVision’s officers for $5,000 each quarter provided certain milestones are achieved.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2014 and 2013

During the fiscal first quarter ended June 30, 2014, our revenue increased by approximately 11% over revenue generated during the quarter ended June 30, 2013 ($2,143,565 in quarter ended June 30, 2014 compared to $1,972,472 in quarter ended June 30, 2013).

Of our revenue earned during the quarter ended June 30, 2014, approximately 90% was generated from contracts with six customers covered under our master services agreement with AT&T.  Of our revenue earned during quarter ended June 30, 2013, approximately 98% was generated from contracts with six customers covered under our master services agreement with AT&T.

Royalties and Application Costs represent the direct out-of-pocket costs associated with revenue. Royalties and Application Costs vary substantially in line with Wireless Applications revenue and totaled $817,554 in the quarter ended June 30, 2014, compared to $804,937 in the quarter ended June 30, 2013, an increase of 2%. Our gross margin represents our total revenue less our Royalties and Application Costs. Our gross margin improved to 62% for the quarter ended June 30, 2014 as compared to 58% for the quarter ended June 30, 2013. The increase is attributable to $71,918 in Licensing and Royalties revenue earned in the quarter for which there are no Royalties and Application Costs and our media placement business that we started in December 2013 which has a relatively higher gross margin than our messaging business.  Our underlying gross margin from messaging was 58% for the quarter ended June 30, 2014, which is unchanged from the 58% gross margin from messaging for the quarter ended June 30, 2013.

Research and Development expense of $12,601 and $13,264 for the quarters ended June 30, 2014 and 2013, represent approximately 1% of revenues, a level that is consistent with past quarters.

Compensation expense, excluding stock based compensation, was $624,819 for the quarter ended June 30, 2014 as compared to $620,315 for the quarter ended June 30, 2013, an increase of $4,504 or 1%.

General and administrative expense, excluding stock based compensation, was $763,418 for the quarter ended June 30, 2014 as compared to $740,951 for the quarter ended June 30, 2013, an increase of $22,467 or 3%. The increase is largely related to sales and marketing activities in connection with our new direct sales force.

For the quarter ended June 30, 2014, total stock based compensation expense decreased 4% to $340,372 from $353,761 for quarter ended June 30, 2013.

Interest expense for the quarters ended June 30, 2014 and 2013 was $185,274 and $490,987, respectively, a decrease of $305,713 or 62%. The decrease in interest expense is attributable to a decrease in the outstanding principal on our convertible debentures.

Our net loss for the quarter ended June 30, 2014 was $752,050 as compared to a net loss of $1,263,035 for the quarter ended June 30, 2013, a decrease of $510,475 or 40% that is primarily attributable to the $219,093 increase in gross margin and the $305,713 decrease in interest expense. Excluding stock based compensation, our net loss for quarter ended June 30, 2014 was $412,188. For the quarter ended June 30, 2013, our net loss, excluding stock based compensation, was $909,274.

Results of Operations for the Nine Months Ended June 30, 2014 and 2013

During the nine months ended June 30, 2014, our revenue increased by approximately 21% over revenue generated during the nine month ended June 30, 2013 ($6,867,886 in the nine months ended June 30, 2014 compared to $5,680,586 in nine months ended June 30, 2013).

Of our revenue earned during the nine months ended June 30, 2014, approximately 85% was generated from contracts with seven customers covered under our master services agreement with AT&T and 11% was generated from our agreement with Zoove Cooperation.  Of our revenue earned during the nine months ended June 30, 2013, approximately 99% was generated from contracts with six customers covered under our master services agreement with AT&T.

Royalties and Application Costs represent the direct out-of-pocket costs associated with revenue. Royalties and Application Costs vary substantially in line with Wireless Applications revenue and totaled $2,453,343 in the nine months ended June 30, 2014, compared to $2,465,270 in 2013. Our gross margin represents our total revenue less our Royalties and Application Costs.  Our gross margin improved to 64% for the nine months ended June 30, 2014 as compared to 57% for the nine months ended June 30, 2013.    The improvement is primarily attributable to the $821,918 in licensing revenue in the nine months ended June 30, 2014, for which there are no Royalties and Application Cost.  Our underlying gross margin from messaging, which excludes licensing and media placement business, was 58% for the nine months ended June 30, 2014, which is improved from the 57% gross margin from messaging for the nine ended June 30, 2013.

Research and Development expense increased from $46,020 in the nine months ended June 30, 2013 to $48,326 in the nine ended June 30, 2014, representing approximately 1% of revenues, a level that is consistent with past periods.

Compensation expense, excluding stock based compensation, was $2,498,754 for the nine months ended June 30, 2014 as compared to $1,901,136 for the nine months ended June 30, 2013, an increase of $597,438 or 31%, that is primarily attributable to our accruing $574,787 in compensation expense in connection with terminating our employment agreement with our former Executive Chairman on December 13, 2013.

General and administrative expense, excluding stock based compensation, was $2,309,218 for the nine months ended June 30, 2014 as compared to $2,328,148 for the nine months ended June 30, 2013, a decrease of $18,930 or 1%. The decrease is largely related to less spending on professional fees related to patent matters and travel expenses.

For the nine months ended June 30, 2014, total stock based compensation expense decreased 26% to $1,448,762 from $1,950,724 for the nine months ended June 30, 2014. The decrease is attributable to fewer stock based compensation issuances as part of our effort to reduce the number of issued and potentially issuable shares of our common stock.

Interest expense for the nine months ended June 30, 2014 and 2013 was $569,097 and $1,078,540, respectively, a decrease of $509,443 or 47%. The decrease in interest expense is attributable to a decrease in the outstanding principal on our convertible debentures.

Our net loss for the nine months ended June 30, 2014 was $2,913,369 as compared to a net loss of $4,567,479 for the nine months ended June 30, 2013, a decrease of $1,654,110 or 36% that is primarily attributable to the $1,187,300 increase in revenue, our improved gross margin and the $501,962 decrease in stock based compensation expense for employees, directors and consultants. Excluding stock based compensation, our net loss for the nine months ended June 30, 2014 was $1,464,762, which includes the one-time compensation expense charge $574,787, noted above. For the nine months ended June 30, 2013, our net loss, excluding stock based compensation, was $2,616,755.

Liquidity and Capital Resources

At June 30, 2014, we had total assets of $7,537,741 and total liabilities of $6,937,479. As of September 30, 2013, we had total assets of $6,523,206 and total liabilities of $5,398,842. The $1,014,535 or 16% increase in assets is primarily attributable to the $829,206 increase in cash and cash equivalents and $705,382 increase in accounts receivable. At June 30, 2014, we had cash of $1,976,201 as compared to $1,146,995 at September 30, 2013, an increase of $829,206. The $938,842 increase in liabilities in the year since September 30, 2013 is largely due to a $286,507 increase in accrued royalties and application costs, the $265,719 of remaining accrued severance costs for the termination of the employment agreement with our former Executive Chairman on December 13, 2013, a $111,819 increase in accrued payroll and related expenses and a $153,453 increase in accrued interest on our convertible notes.

During the nine months ended June 30, 2014, we used $245,782 in cash for operating activities as compared to the $972,164 that we used for operating activities during the nine months ended June 30, 2013. During the nine months ended June 30, 2014, on a pro-forma basis when separating out intellectual property related initiatives, our core, underlying business generated positive operating profits and positive cash flow, a trend that has been established during fiscal year ended September 30, 2013.

Cash used in investing activities for the nine months ended June 30, 2014 was $612,243, of which $290,110 represented the capitalized internal costs of our software development for our core operations and $259,450 represents investments in our IP that is designed to strengthen our IP portfolio and expand our mobile communications/advertising offerings.

Cash provided from financing activities for the nine months ended June 30, 2014 totaled $1,687,231. The Company received $1,900,907 from issuances of our common stock in connection with stock options and warrants exercised and we spent $201,461 to repurchase 389,060 shares of our common stock, at an average price of $0.52, which we retired.

Over the next twelve months we believe that existing capital and anticipated funds from operations may be sufficient to sustain our current level of operations. Inasmuch as the Company is pursuing the monetization of its IP, which plans are subject to change, additional external financing relating to such efforts will be required. Increased acceleration in our organic business and/or other economic influences might also necessitate other financing. In addition, our convertible notes in the aggregate principal amount of $3,708,000 have maturity dates ranging from September 7, 2014 to October 5, 2014. While the convertible notes are convertible at a price of $0.50 per share, if the investors do not convert the convertible notes, we will be required to repay the notes. Currently, we believe our funds on hand will be insufficient to repay the notes and we may be forced to raise funds to repay the notes. There can be no assurance that we will be able obtain additional financing, if at all or upon terms that will be acceptable to us. There can, moreover, be no assurance of when, if ever, our operations will become profitable.

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

Fair Value Measurement

The Company complies with the provisions of ASC No. 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures .” ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On December 16, 2013, the Company was named as the Nominal Defendant in the action titled: Amanda McVety v. Anthony Macaluso et al., 13 Civ. 8877 (AKH), which was filed in the United States District Court for the Southern District of New York. The Plaintiff, derivatively on behalf of the Company, seeks to disgorge approximately $ 1.7 million in equity securities trading profits purportedly realized by Defendant, Anthony Macaluso, the Company’s former CEO, in violation of Section 16(B) of the Securities Exchange Act of 1934. If Plaintiff is successful, the Company could be awarded as much as $1.7 million less Plaintiff’s attorneys’ fees. The Company filed its Answer in response to Plaintiff’s Complaint on April 4, 2014.  Defendant Macaluso filed his answer in response to Plaintiff’s Complaint on May 30, 2014. On July 24, 2014, Plaintiff filed an Agreed Order of Dismissal Without Prejudice to be “So Ordered” by the Court.

Item 1A    - Risk    Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

None.

Item 3 - Defaults  Upon Senior Securities

No disclosure required.

Item 4 – Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

No disclosure required.

Item 6 -  Exhibits

Index to Exhibits

Exhibit No.	Description
10.1*	Joint Licensing Agreement entered into as of April 21, 2014 between VideoStar, LLC and Television Technology.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Single Touch Systems Inc.

Date: August 12, 2014	By:	/s/ James Orsini
James Orsini, CEO and President
(Principal Executive Officer)

Date: August 12, 2014	By:	/s/ Kurt Streams
Kurt Streams, Chief Financial Officer
(Principal Financial Officer)