Form 10-K
period 2014-09-30
SITO MOBILE, LTD.
filed 2014-12-02
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-537444

(Commission file number)

SITO MOBILE LTD.

(Exact name of registrant as specified in its charter)

Delaware	13-4122844
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Town Square Place, Suite 204

Jersey City, NJ 07310

(201) 275-0555

(Address and telephone number of principal executive offices)

Single Touch Systems, Inc.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or, any amendment to Form 10-K.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2014, was $33,263,372.

As of December 1, 2014, there were 153,348,167 shares of the registrant’s common stock outstanding.

SITO Mobile, Ltd.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis and Results of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

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

Part 1.

Item 1.  Description of Business

General

SITO Mobile, Ltd. (the “Company”, “us”, “our”, “we”, or “SITO Mobile”) is a mobile location-based advertising platform serving businesses, advertisers and brands. Through our platform, our solutions allows marketers to create content targeted to audiences, based on location, interests, behaviors and loyalty. Through the proliferation of mobile devices, SITO provides our customers with the ability to deliver actionable content in a real-time manner, while providing measurement and analytics that allow campaigns to be fluid and transaction driven.

The rebranding as SITO Mobile in September 2014 follows a period of expansion for the Company throughout the U.S. and Canada. The new corporate identity is intended to reinforce our emphasis on mobile location-based advertising and mobile messaging platforms that give brands, agencies and retailers the ability to transform digital marketing by delivering targeted mobile advertising campaigns based on geo-location, in-store traffic and customer response. Our platform also drives focus on our core offerings, and launches enhancements to location based advertising products, such as Verified Walk-in, our proprietary mobile attribution engine. We believe this will give clients the appropriate measurement, beyond click through rates to properly assess return on investment and alter advertising programs in real-time, which we believe can mean the difference in competitive advantage.

Our offerings now include:

SITO Location Based Advertising - Deliver display ads and videos (rich media) on behalf of advertisers, including the following features:

●	Geo-fencing – Targets customers within a certain radius of location and uses technology to push coupons, ads, promotions to mobile apps.
●	Verified Walk-in – Tracks foot-traffic to locations and which ads drove action.
●	Behavioral Targeting – Tracks past behaviors over 30-90 day increments allowing for real-time campaign management.
●	Analytics and Optimization – Culling and building measurement system to track metrics like user demographics, psychographics, CPM, click-throughs and time of engagement

SITO Mobile Messaging – Platform for building and controlling tailored programs, including messaging, customer incentive programs, etc.

●	Creates a direct channel to customers
●	Builds customer loyalty
●	Drive consumer interaction to increase sale
●	Everywhere - a portal/platform where customer can manage their own campaigns and can tailor to region and products

Recent Developments

Amendment to Certificates of Incorporation

On September 26, 2014, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware in order to change the Company’s name from “Single Touch Systems, Inc.” to “SITO Mobile, Ltd.”  Also, we changed the name of our subsidiaries, Single Touch Interactive, Inc. to SITO Mobile Solutions, Inc. and Single Touch Interactive R&D IP, LLC to SITO Mobile R&D IP, LLC.

Agreement with Fortress Credit Co.

On October 3, 2014 we entered into a Revenue Sharing and Note Purchase Agreement (the “Fortress Agreement”) by and among SITO Mobile Solutions, Inc., our wholly-owned subsidiary (“Licensee”), SITO Mobile R&D IP, LLC, our wholly-owned subsidiary, Fortress Credit Co LLC, as collateral agent (the “Collateral Agent”), and CF DB EZ LLC (the “Revenue Participant”) and the Fortress Credit Co LLC (the “Note Purchaser” and together with the Revenue Participant, the “Investors”) that executed the Agreement.

Pursuant to the Fortress Agreement, we issued and sold senior secured notes with an aggregate original principal amount of $10,000,000 and issued, pursuant to a Subscription Agreement, 2,619,539 new shares of common stock to Fortress at $0.3817 per share (which represents the trailing 30-day average closing price) for an aggregate amount of $1,000,000. After deducting original issue discount of 10% on the Notes and a structuring fee, we received $9,850,000 before paying legal and due diligence expenses.

The original principal amount of the Note shall bear interest at a rate equal to LIBOR plus 9% per annum. Such interest shall be paid in cash except that 2% per annum of the interest shall be paid-in-kind, by increasing the principal amount of the Notes by the amount of such interest. The term of the Note is 42 months and we must make, beginning in October 2015, monthly amortization payments on the Notes, each in a principal amount equal to $333,334 until the Note is paid in full. We shall also apply 85% of Monetization Revenues (as defined in the Agreement) from the Company’s patents to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the Note until all amounts due with respect to the Note have been paid in full. After the repayment of the Note, in addition to the interest, we shall pay the Revenue Participant up to 50% of Monetization Revenues totaling (i) $5,000,000, if paid in full prior to March 31, 2018 and (ii) $7,500,000 thereafter. We must also pay $350,000 to Fortress upon repayment of the Notes.

We may prepay the Note in whole or in part, without penalty or premium, except that any optional prepayments of the Note prior to the first anniversary of the issuance of the Note shall be accompanied by a prepayment premium equal to 5% of the principal amount prepaid

The Fortress Agreement contains certain standard events of default. We granted to Fortress Credit Co LLC, for the benefit of the Investors, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to the our patents, which shall be evidenced by, and reflected in, the Patent License Agreement. Fortress Credit Co LLC and the Investors agree that such license shall only be used following an event of default, as defined in the Fortress Agreement. We granted the Investors a first priority senior security interest in all of our assets.

Agreement with DoubleVision

On July 24, 2014 we, SITO Mobile Solutions, Inc., our wholly-owned subsidiary, DoubleVision Networks, Inc., and the shareholders of DoubleVision entered into a Share Purchase Agreement (the “DV Purchase Agreement”) pursuant to which we acquired all of the shares of DoubleVision.

We paid $3.6 million for DoubleVision by issuing 8,000,000 shares of our common stock to the shareholders of DoubleVision at an agreed-upon valuation of $0.45 per share. We also agreed to pay $400,000 to one of DoubleVision’s creditors. Substantially all of the shareholders of DoubleVision are subject to lockup agreements that restrict the sale of the shares for at least one year. The purchase price may be reduced subject to certain conditions related to DoubleVision’s liabilities. The sellers also have an earn –out provision which could cause us to issue additional shares of our common stock equal to $1,000,000 (valued at the average closing price for the ninety days ending July 31, 2015) to the Sellers if our media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold.

Agreement with Personalized Media Communications, LLC

On April 21, 2014, SITO Mobile R&D IP, LLC, our wholly-owned subsidiary, through a joint venture arrangement (the “JV”) organized as a limited liability company with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement with a national broadcasting entity (“Licensee”) pursuant to which the JV granted the Licensee a term-limited license ( the “License”) to all patents licensable by the JV, including an exclusive license to assert the patents against certain infringing parties in the media distribution industry.

In exchange for the License, the Licensee will pay an annual fee of $1,250,000 for a minimum of three years. Commencing April 21, 2017, the Licensee may each year, at its sole option, pay a $1,250,000 license fee to renew the License for every year for four additional years. Once the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License is deemed to be perpetual. For Patents infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any annual fee amounts paid and litigation costs incurred at the time of the settlement (“Share of Proceeds”). SITO Mobile R&D IP, LLC and its joint venture partner will serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee will be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting Licensee in such litigation, including attorneys’ fees.

The Licensee will pay the Annual Fee and any Share of Proceeds to the JV. Proceeds received by the JV are shared by SITO Mobile R&D IP, LLC and PMC on a 30% and 70% basis, respectively.

In the event that the Licensee does not assert any infringement actions under its rights in the License within five years of the Effective Date, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the annual fee.

Agreement with Zoove

On November 12, 2013, SITO Mobile Solutions, Inc., our wholly-owned subsidiary entered into a Patent License and Settlement Agreement with Zoove Corporation. The agreement provides for (i) the grant by SITO Mobile Solutions to Zoove of a non-exclusive, non-transferrable (except as limited by the Agreement), royalty free, fully paid-up, worldwide license to certain technologies and patents (ii) the grant by Zoove to SITO Mobile Solutions of a non-exclusive, non-transferrable (except as limited by the Agreement), royalty free, fully paid-up, worldwide license to certain of Zoove’s technologies for a period of ten years.

As consideration for entering into the settlement agreement, and the licenses, covenants, and releases granted pursuant to the settlement agreement, Zoove agreed to pay SITO Mobile Solutions an aggregate cash fee of $750,000, to be paid as follows:

●	$100,000 on or before November 22, 2013 (which has been paid by Zoove);
●	$200,000 on November 12, 2014 (which has been paid by Zoove);
●	$225,000 on November 12, 2015; and
●	$225,000 on November 12, 2016.

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

Principal Products and Services

Messaging and Notifications – Our Short Message Service (SMS) gateway has proven to be an excellent channel for retailers to communicate with their brand loyalists on a very personal level. This is accomplished through integration with the client’s customer relationship management (CRM) database. With such integration, retailers are able to send targeted mobile coupons and transactional messages based on a shopper’s CRM profile. Targeted mobile coupons can be sent based on past purchase behaviors making the content relevant and timely to a shopper. Transactional messages can add another layer of value by sending shipping and order pick-up alerts, as well as notifications for reorders, layaway and new product releases. Our SMS uses short messages that are accepted in the mobile marketplace. Twitter’s S-1 filing form reports “the 140 character constraint of a tweet emanates from our origins as an SMS-based messaging system, and we leverage this simplicity to develop products that seamlessly bridge our user experience across all devices” (Twitter Form S-1/A filed with the SEC on November 4, 2013).

Location Based Advertising – Our location-based Mobile App Ad Targeting service that is branded as FollowMe®. The Interactive Advertising Bureau estimates mobile advertising spending in the US totaled $3 billion in the first half of 2013 up from $1.2 billion in the first half of 2012. FollowMe® provides a product to deliver location based mobile advertisements directly to consumers’ smartphones for retailers and advertisers. We have found that by combining multiple real time bidding networks with our ability to serve coupons, ads and promotions at times and places when consumers are most interested, we can create relevant content for consumers. FollowMe® enables advertisers to deliver targeted ads in mobile applications (“Apps”) to the smartphones of people within close proximity (approximately 15 feet) of a specific location. FollowMe was used, for instance, this year by a national consumer electronics retailer to promote store awareness, a horse racing association to promote attendance at a Triple Crown race event, a state gaming authority to promote a new scratch-off game and a home improvement products brand to offer coupons to targeted shoppers. We launched this revenue stream in December 2013. Our revenue is driven by our sales of FollowMe mobile advertising campaigns that feature banner ads on mobile devices. Our revenue is based on the same key media metrics as Internet advertising, which are the number of audience impressions and the CPM (cost per thousand) price to reach that audience. For Single Touch, our FollowMe product enables advertisers to reach highly targeted audiences at CPM prices that are significantly below CPM prices for print and Internet advertising.

Competition

The mobile media and data communications market for products and services continue to be competitive with the rapid growth and adoption of mobile data services, along with the increased demand for mobile marketing and advertising solutions.

We believe we have a unique offering of services and technology that will provide us with a competitive edge. However, some of our competitors are more established, benefit from greater name recognition, have larger customer bases and have greater financial, technical and marketing resources. Other of our competitors have proprietary technology that differentiates their product and service offerings from ours. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products and services, and make more attractive offers to potential customers.

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

We continue to expand our relationship with AT&T Services, Inc. (“AT&T”), through which we retain multiple client relationships representing the majority our reported revenue in the fiscal years ended in 2013 and 2014. Of our revenue earned during the year ended September 30, 2014, approximately 83% was generated from contracts with eight customers covered under our master services agreement with AT&T and 79% of our revenue comes from notifications sent on behalf of just one of those AT&T customers. The bulk of that revenue comes from notifications sent on behalf of several separate corporate programs for a single client. These programs and related services continue to develop nationwide, and we continue to experience increasing activity in these programs that have caused our revenues attributable to AT&T to grow. Both the Company and AT&T market these services to potential users.

Intellectual Property Development

Research and Development

During the fiscal years ended September 30, 2014 and 2013 we spent $712,450 and $399,682, respectively, on software development that was capitalized. Software development costs amortized and charged to operations in fiscal 2014 and fiscal 2013 were $416,609 and $439,334, respectively.

Our research and development activities relate primarily to general coding of software and product development. These activities consist of both new products and support or improvements to existing products. During the fiscal years ended September 30, 2014 and 2013, we had research and development expense of $58,829 and $65,975, respectively.

We believe that we may need to increase our current level of dedicated research and development resources by adding both hardware and engineers as our business continues to develop.

Patents and Licenses for Operations

We currently hold rights to multiple purchased and developed patents relating to certain aspects of accessing information on a mobile device, sending information to and between mobile devices, advertising and media streaming. We believe the ownership of such patents is an important factor in our existing and future business. We have 27 patents issued from May 1998 to October 2013 in the United States. Of our 27 patents,10 expire in June 2015, 1 expires in June 2018 and 16 expire in the years 2022 to 2028. The patents that expire in 2015, however, are not expected to negatively affect our business strategy.

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

Patent Portfolio Development, Protection and Licensing.

We have a portfolio of intellectual property relevant to our industry related to mobile search, commerce, advertising and streaming media. This portfolio represents our many years’ innovation in the wireless industry through U.S. patented technology developed by us, including new and amended patents granted to us by the U.S. patent office as well as patented technology we purchased from Microsoft and others.

On March 15, 2010, the Company purchased six patents and three patent applications from an unrelated third party for $900,000 of which $550,000 was paid on the execution of the purchase agreement and the remaining $350,000 was paid in installments, the last of which was paid on October 15, 2012.

In response to considerable interest from the marketplace to our patent portfolio, we established a separate subsidiary, SITO Mobile Solutions R&D IP, LLC, dedicated to the monetization of these assets, primarily through licensing. The patents have seminal priority dates and a rich pedigree. The patents cover three broad categories:

●	Digital Video and Audio Streaming and Advertising- covering OTT streaming services and protocols (e.g. HLS, MPEG DASH) as well as the notion of dynamic advertising insertion into these streams and the billing and tracking of ad-revenues thereof. We believe this category offers the greatest near-term monetization potential.

●	Sending Information to and Between Mobile Devices- this covers the notion of over-the-air provisioning of smartphones and mobile devices such that the customer when transitioning over to new phones or modifying existing phones can highly customize their phones, from carrier plan to interface to smartphone design features to content and form of delivery. While still an emerging market, carriers, under duress from governments worldwide, are unlocking carrier plans and it is expected in the short-term that consumers will be able to go online and pick their carrier plan of choice. We have patents in this area as well as smartphone back-up and synchronization patents and related that make up our mobility portfolio and roll the two mobile portfolios into one.

●	Accessing information on a Mobile Device- these patents cover features which offer users improved effectiveness in accessing information on a mobile device, whether content or services or advertising solutions. This includes everything from abbreviated dial codes for rapid access to services to providing ads and coupons to these links through to more efficient user interface features. This category of patents is core to our business and will be primarily used for defensive purposes and growth. Our recent patent litigation with Zoove Corporation was for patents in this category.

Of the above, we have focused our initial efforts on the first category and have committed significant resources to generating work product (i.e. claims chart development) around leading USA-based video streaming services and streaming standards solutions providers. These patents have also been mapped against Video-on-Demand and Over-the-Top Video services that are not subscription based but rather provide dynamic or adaptive ad-insertion based revenue models. We have identified 30 companies that perform aspects of this portfolio.

Government Regulation

We provide value-added and enabling platforms for carrier-based distribution of various software and media content, as well as notifications and other communications. Applicable regulations are primarily under the Federal Communications Commission and related to the operations policies and procedures of the wireless communications carriers. Messaging is regulated by, among other things, the Telephone Consumer Protection Act, or TCPA and safeguarding Personal Health Information, moreover, is regulated by, among other things, the Privacy Rule of the Health Insurance Portability and Accountability Act, or HIPAA. The wireless carriers are primarily responsible for regulatory compliance. Given the growing and dynamic evolution of digital wireless products that can be offered to consumers over a wireless communication network, regulators could impose rules, requirements and standards of conduct on third-party content and infrastructure providers such as us. We are not currently aware of any pending regulations that would materially impact our operations.

Corporate Overview

We were incorporated in Delaware on May 31, 2000, under our original name, Hosting Site Network, Inc.  On May 12, 2008, we changed our name to Single Touch Systems Inc.  and on September 26, 2014, we changed our name to SITO Mobile, Ltd.  On July 24, 2008, we acquired all of the outstanding shares of SITO Mobile Solutions, Inc., which was incorporated in Nevada on April 2, 2002.

We maintain a website located at http://www.sitomobile.com, and electronic copies of our periodic or other reports and any amendments to those reports, are available, free of charge, under the “Company” and “Investors” link on our website as soon as practicable after such material is filed with, or furnished to, the SEC.

Employees

We currently have 21 full-time including our chief executive officer and chief financial officer, 5 persons serving as programmers and technical staff operators and 14 persons in account management. We do not have any part time employees. We expect to increase our future employee levels on an as-needed basis in connection with our expected growth.

Item 1A.  Risk Factors.

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a consolidated net loss of $4,510,514 for the fiscal year ended September 30, 2014 and a consolidated net loss of $5,249,566 for the fiscal year ended September 30, 2013. As of September 30, 2014, our accumulated deficit was $134,409,531. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

We currently rely on wireless carriers, especially AT&T, to market and distribute our products and services to their customers and to generate our revenues. The loss of or a change in our relationships with AT&T, other carriers or their customers could cause us to lose access to their subscribers and thus materially reduce our revenues.

Our future success is highly dependent upon maintaining successful relationships with wireless carriers. A significant portion of our revenue has always been derived from a very limited number of carriers, and currently nearly all of our revenues are paid to us through AT&T. We expect that we will continue to generate a substantial majority of our revenues through distribution relationships with AT&T and a limited number of carriers for the foreseeable future. Our failure to maintain or build our relationships with AT&T and these carriers would materially reduce our revenues and thus harm our business, operating results and financial condition.

Our carrier agreements have a term of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from us or the carrier. Our key agreement with AT&T Services, Inc. can be terminated or not renewed, which could give them the ability to renegotiate economic or other terms. On October 10, 2014, we entered into an amendment of our agreement that extended its term to December 31, 2014.

Should AT&T choose to promote another vendor’s products and services over our own, our current and future business could be negatively impacted. In addition, AT&T has significant influence over the pricing for many of its suppliers, including us. We work cooperatively with AT&T to provide competitive pricing to the end users but AT&T ultimately has the final contracting authority with their clients who benefit from our products and services. If any carrier decides not to market or distribute our products and services or decides to terminate, not renew or modify the terms of its agreement with us or if there is consolidation among carriers generally, we may be unable to replace the affected agreement with acceptable alternatives, causing us to lose access to that carrier’s subscribers and the revenues they afford us, which could materially harm our business, operating results and financial condition.

Many factors outside our control could impair our ability to generate revenues through a given carrier, including the following:

●	the carrier’s preference for its own or our competitors’ products and services rather than ours;
●	the carrier’s decision to discontinue the sale of some or all of our products and services;
●	the carrier’s decision to offer similar products and services to its subscribers without charge or at reduced prices;
●	the carrier’s decision to restrict or alter subscription or other terms for downloading our products and services;
●	a failure of the carrier’s merchandising, provisioning or billing systems; and
●	the carrier’s decision to transition to different platforms and revenue models; and consolidation among carriers.

Both our present and our future depend heavily on a single client relationship through a contractual arrangement with AT&T. We must retain our current business with this client and expand the relationship into augmented programs, both for revenue generation and as a reference point for possible similar business with other retailers and brand owners. Our client relationships are subject to risk based on factors such as performance, reliability, pricing, competition, alternate technological solutions and changes in interpersonal relationships.

We may not be able to effectively protect or monetize our patents.

We have 27 patents issued from May 1998 to November 2014 related to mobile search, commerce, advertising and streaming media. To monetize some or all of them by sale would require access to potential buyers, which may be difficult for a smaller company such as us to obtain, and would also require completion of a buyer’s due diligence investigation into the strength of the patents, demonstration to the buyer that owning such patents would have defensive or offensive value to it, and negotiation of the price and other terms of transaction documents. Of our 27 patents, 10 expire in June 2015, 1 expires in June 2018 and 16 expire in the years 2022 to 2028. The patents that expire in 2015, however, are not expected to negatively affect our business strategy.

To monetize some or all of the patents by licensing would require similar steps. In addition, we may not be able to monetize our patents as against companies who use our patented inventions unless they respect our ability to enforce our patents against them if they were not to agree to licenses.

To prosecute patent infringement actions, may require us to incur substantial legal fees and costs. The outcome of litigation is never certain, and the amount of damages that might be awarded to us under any judgment is also uncertain; and even if a judgment is obtained it would be subject to appeal and to the uncertainties of collection. In addition, companies whose actual or planned activities are blocked by our patents could attempt to develop technological work-arounds in order to avoid compensating us.

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

Over the next twelve months we believe that existing capital and anticipated funds from operations may be sufficient to sustain our current level of operations. Inasmuch as the Company is pursuing the monetization of its IP, which plans are subject to change, additional external financing relating to such efforts may be required. Increased acceleration in our organic business and/or other economic influences might also necessitate other financing. There can be no assurance that we will be able obtain additional debt financing, if at all or upon terms that will be acceptable to us or our existing secured lender of equity financing. There can, moreover, be no assurance of when, if ever, our operations will become profitable.

As a result of the recent economic recession, and the continuing economic uncertainty, it has been difficult for companies to obtain equity or debt financing. While the credit markets have improved over the last year, it remains difficult for smaller companies to obtain financing on reasonable terms.

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

Our strategy envisions growing our business. There can be no assurance that such growth will occur, either to the extent our strategy envisions or at all. Even if we do grow, if we fail to manage our growth effectively, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

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

Sarbanes-Oxley Act requirements regarding internal control over financial reporting, and other internal controls over business practices, are costly to implement and maintain, and such costs are relatively more burdensome for smaller companies such as us than for larger companies. We have limited internal personnel to implement procedures and must scale our procedures to be compatible with our resources. We also rely on outside professionals including accountants and attorneys to support our control procedures. Until fiscal 2012 we did not have an Audit Committee, Compensation Committee or Governance and Nominating Committee, composed of independent directors. We are working to improve all of our controls but, if our controls are not working effectively, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties which could lead to a decrease in the market price of our stock.

Our management ranks are thin and losing or failing to add key personnel could adversely affect our business.

Our future performance depends substantially on the continued service of our senior management and other key personnel, including personnel which we need to hire. In particular, our success depends upon the continued efforts of our senior management team. We need to identify and hire additional senior managers to perform key tasks and roles.

We are subject to competition and, if technological conditions change, our competitors may be better able to react than we are.

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

We rely, to an extent, on technology that we license from third parties, and may find a need to license additional technology in the future. These third-party technology licenses might not continue to be available to us on commercially reasonable terms or at all. If we are unable to obtain or maintain these licenses on favorable terms, or at all, we could experience delays in completing and developing, or be unable to complete or develop, our products and services.

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

Brand owners who are potential users of the services we provide must weigh their decisions in the light of limited budgets for marketing and notification, the inertia of dealing with well-established providers of traditional modalities for marketing and notification, lack of experience with services such as ours and the perception (whether or not well founded) of technological risk and not-fully-demonstrated cost-effectiveness of our services. There are indications that the market among major brand owners for services such as ours may be in an early stage of development.

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

Our success will depend on the continued growth and maintenance of wireless communications infrastructure in the United States and internationally which we have no control over. This includes deployment and maintenance of reliable next-generation digital networks with the speed, data capacity and security necessary to provide reliable wireless communications services.

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

The average daily trading volume in our common stock for the year ended September 30, 2014 was approximately 99,109 shares. If trading in our stock continues at this level, it may be difficult for investors to sell or buy substantial quantities of shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares.

Applicable SEC rules governing the trading of “penny stocks” limits the trading and liquidity of the common stock which may affect the trading price of the common stock.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1, promulgated under the Exchange Act. Penny stocks are, generally, stocks:

●	with a price of less than $5.00 per share;

●	that are neither traded on a “recognized” national exchange nor listed on an automated quotation system sponsored by a registered national securities association meeting certain minimum initial listing standards; and
●	of issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenue of less than $6.0 million for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a “penny stock” for the investor’s account. We urge potential investors to obtain and read this disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Rule 15g-9 promulgated under the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any “penny stock” to that investor. This procedure requires the broker-dealer to:

●	obtain from the investor information about his or her financial situation, investment experience and investment objectives;
●	reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has enough knowledge and experience to be able to evaluate the risks of “penny stock” transactions;
●	provide the investor with a written statement setting forth the basis on which the broker-dealer made his or her determination; and
●	receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

Compliance with these requirements may make it harder for investors in our common stock to resell their shares to third parties. Accordingly, our common stock should only be purchased by investors, who understand that such investment is a long-term and illiquid investment, and are capable of and prepared to bear the risk of holding our common stock for an indefinite period of time.

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

The price of our common stock has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock has been and is likely to be volatile and could fluctuate in response to factors such as:

●	actual or anticipated monetizations of our patents;
●	actual or anticipated variations in our operating results (including whether we have achieved our key business targets and/or earnings estimates) and prospects;
●	announcements of technological innovations or new services by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, business wins, strategic partnerships, joint ventures or capital commitments;

●	additions or departures of key personnel;
●	sales of our common stock or other securities in the open market (particularly if overall trading volume is not high);
●	general market conditions and broader political and economic conditions; and
●	other events or factors, many of which are beyond our control.

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

We have never declared or paid a cash dividend on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use any future earnings, if any, as well as any capital that may be raised in the future, to fund business growth. Consequently, a stockholder’s only opportunity to achieve a return on investment would be for the price of our common stock to appreciate and that stockholder to sell his or her shares at a profit. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

We have aggressively issued common stock and other equity-based securities in support of our business objectives and initiatives. In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 305,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 5,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of November 17, 2014, there were 153,348,167 shares outstanding. Potential common shares as of September 30, 2014 that have been excluded from the computation of diluted net loss per share amounted to 47,095,000 shares and include 16,516,000 warrants, and 34,188,952 options. The holders of such options and warrants can be expected to exercise or convert them at a time when our common stock is trading at a price higher than the exercise or conversion price of these outstanding options, warrants, and convertible securities. If these options or warrants to purchase our common stock are exercised, convertible debt is converted or other equity interests are granted under our 2008, 2009 or 2010 stock plans, or under other plans or agreements adopted in the future, such equity interests will have a dilutive effect on your ownership of common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. Such securities may be issued at below-market prices or, in any event, prices that are significantly lower than the price at which you may have paid for your shares. The future issuance of any such securities may create downward pressure on, or dampen any upward trend in, the trading price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

Our executive offices are located at 100 Town Square Place, Suite 204, Jersey City, New Jersey 07310. We have a four-year lease for this space at a rate of approximately $20,500 per month. The facilities comprise approximately 7,500 square feet consisting entirely of sales, marketing and administrative office space.

We also maintain offices located in Rogers, Arkansas and Meridian, Idaho and house our servers at locations in California, Idaho and Illinois. .

Item 3. Legal Proceedings.

On December 16, 2013, the Company was named as the Nominal Defendant in the action titled: Amanda McVety v. Anthony Macaluso et al., 13 Civ. 8877 (AKH), which was filed in the United States District Court for the Southern District of New York. The Plaintiff, derivatively on behalf of the Company, seeks to disgorge approximately $ 1.7 million in equity securities trading profits purportedly realized by Defendant, Anthony Macaluso, the Company’s former CEO, in violation of Section 16(B) of the Securities Exchange Act of 1934. If Plaintiff is successful, the Company could be awarded as much as $1.7 million less Plaintiff’s attorneys’ fees. The Company filed its Answer in response to Plaintiff’s Complaint on April 4, 2014.  Defendant Macaluso filed his answer in response to Plaintiff’s Complaint on May 30, 2014. On July 24, 2014, Plaintiff filed an Agreed Order of Dismissal Without Prejudice to be “So Ordered” by the Court. On July 25, 2014, the Court so-ordered the Agreed Order of Dismissal Without Prejudice.

On July 29, 2013, we were served a first amended complaint for Elizabeth Ibey v. Wal-Mart Stores Inc. and Single Touch Interactive Inc. n/k/a SITO Mobile Solutions, Inc. The complaint was a class action pending in the United States District Court, Southern District of California and alleged violations of the Telephone Consumer Protection Act. The Plaintiff was seeking damages and injunctive relief. We filed a Motion to Dismiss the case on September 19, 2013. In December 2013, Plaintiff requested and the parties agreed to a continuation of the scheduled hearing on the Motion to Dismiss. An Early Neutral Evaluation was held on January 14, 2014 resulting in the Plaintiff dismissing the case with prejudice which occurred on January 31, 2014

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is presently quoted on the OTC Bulletin Board under the symbol “SITO”. The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices per share of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Quarter Ended	High	Low
Fiscal Year Ending September 30, 2014	September 30, 2014	0.44	0.34
	June 30, 2014	0.50	0.29
	March 31, 2014	0.70	0.35
	December 31, 2013	0.69	0.45
Fiscal Year Ended September 30, 2013	September 30, 2013	0.65	0.52
	June 30, 2013	0.76	0.61
	March 31, 2013	0.95	0.60
	December 31, 2012	0.65	0.25
Fiscal Year Ended September 30, 2012	September 30, 2012	0.34	0.17
	June 30, 2012	0.31	0.19
	March 31, 2012	0.37	0.23
	December 31, 2011	0.33	0.20

Holders

As of December 1, 2014, there were approximately 205 record holders of our common stock. This does not include the holders of approximately 73 un-exchanged stock certificates or the additional holders of our common stock who held their shares in street name as of that date.

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

Transfer Agent

Our registrar and transfer agent is Continental Stock Transfer & Trust Company.

Equity Compensation Plan Information

The following table reflects information for equity compensation plans and arrangements for any and all directors, officers, employees and/or consultants through September 30, 2014.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,992,000	$0.532	5,371,797
Equity compensation plans not approved by security holders	17,607,500	$0.528	18,371,407
Total	20,599,500	$0.528	23,743,204

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

Throughout our history, we have been constrained by the availability of funds to develop and operate our business and intellectual property. We have raised funds by selling shares of our stock, convertible debentures and warrants to insiders and private investors. A variety of non-cash accounting charges have traditionally increased our net losses, including charges for stock based compensation that we have paid to officers, directors, employees, consultants and key vendors who have developed our business from its start-up pre-revenue phase to a fully operational business in which we have grown annual revenues in the past three years.

During the fiscal year ended September 30, 2014, we continued reducing our negative cash flows from operations as a result of 27% growth in revenues and improving our gross margin percentage from 57% to 64%. During the fiscal year ended September 30, 2014, on a pro-forma basis when separating out intellectual property related initiatives, our core, underlying business generated positive operating profits and positive cash flow, a trend that was established during fiscal year ended September 30, 2013.

On July 24, 2014, we acquired all of the shares of DoubleVision Networks, Inc. (“DoubleVision”). We paid $3.6 million for DoubleVision by issuing 8,000,000 shares of the Company’s common stock to the Sellers at an agreed-upon valuation of $0.45 per share. We also agreed to pay $400,000 to one of DoubleVision’s creditors. Substantially all of the Double Vision shareholders are subject to lockup agreements that restrict the sale of the shares acquired for at least one year. The purchase price may be reduced subject to certain conditions related to DoubleVision’s liabilities. The Double Vision shareholders also have an earn –out provision which could cause us to issue additional shares of our common stock equal to $1,000,000 (valued at the average closing price for the ninety days ending July 31, 2015) to the Sellers if our media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold. In connection with the acquisition, at the closing, we entered into consulting agreements with two of DoubleVision’s officers for $5,000 each quarter provided certain milestones are achieved.

As we expand operational activities and seek to monetize our patented technology, we may from time to time experience operating losses and/or negative cash flows from operations and we may be required to obtain additional financing to fund operations. We are heavily reliant on the revenue we generate from a single customer relationship. Our core mobile media business operates in a relatively new and evolving industry that seeks to gain a larger share of business spending which has traditionally been directed toward older established media solutions. There can be no assurance that we will be successful in addressing these challenges and others that we face, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Results of Operations

Results of Operations for the Fiscal Years Ended September 30, 2014 and 2013

During the fiscal year ended September 30, 2014, our revenue increased by approximately 27% over revenue generated during the fiscal year ended September 30, 2013 ($9,871,558 in the fiscal year ended September 30, 2014 compared to $7,784,604 in the fiscal year ended September 30, 2013).

Of our revenue earned during the fiscal year ended September 30, 2014, approximately 83% was generated from contracts with seven customers covered under our master services agreement with AT&T and 8% was generated from our agreement with Zoove Cooperation.  Of our revenue earned during the fiscal year ended September 30, 2013, approximately 99% was generated from contracts with ten customers covered under our master services agreement with AT&T.

Royalties and Application Costs represent the direct out-of-pocket costs associated with revenue. Royalties and Application Costs vary substantially in line with Wireless Applications revenue and totaled $3,589,879 in the fiscal year ended September 30, 2014, compared to $3,328,232 in 2013. Our gross margin represents our total revenue less our Royalties and Application Costs.  Our gross margin improved to 64% for the fiscal year ended September 30, 2014 as compared to 57% for the fiscal year ended September 30, 2013.    The improvement is primarily attributable to the $916,438 in licensing revenue in the fiscal year ended September 30, 2014, for which there are no Royalties and Application Cost.  Our underlying gross margin from messaging, which excludes licensing and media placement business, was 60% for the fiscal year ended September 30, 2014, which is improved from the 57% gross margin from messaging for the fiscal year ended September 30, 2013.

Research and Development expense decreased from $65,975 in the fiscal year ended September 30, 2013 to $58,829 in the fiscal year ended September 30, 2014, representing approximately 1% of revenues, a level that is consistent with past periods.

Compensation expense, excluding stock based compensation, was $3,554,990 for the fiscal year ended September 30, 2014 as compared to $2,517,682 for the fiscal year ended September 30, 2013, an increase of $1,037,308 or 41%, that is primarily attributable to our accruing and paying $1,036,468 in compensation expense in connection with terminating our employment agreement with our former Executive Chairman on December 13, 2013 and former Chief Executive Officer on September 19, 2014.

General and administrative expense, excluding stock based compensation, was $3,604,491 for the fiscal year ended September 30, 2014 as compared to $2,946,091 for the fiscal year ended September 30, 2013, an increase of $658,400 or 22%. The increase is largely related to spending on professional fees related to patent matters, the successful defense in the Amanda McVety v. Anthony Macaluso et al. matter and termination of our former Executive Chairman and former Chief Executive.

For the fiscal year ended September 30, 2014, total stock based compensation expense decreased 7% to $2,094,970 from $2,242,606 for the fiscal year ended September 30, 2014. The decrease is attributable to fewer stock based compensation issuances as part of our effort to reduce the number of issued and potentially issuable shares of our common stock.

Interest expense for the fiscal year ended September 30, 2014 and 2013 was $749,458 and $1,270,863, respectively, a decrease of $521,405 or 41%. The decrease in interest expense is attributable to a decrease in the outstanding principal on our convertible debentures.

Our net loss for the fiscal year ended September 30, 2014 was $4,510,514 as compared to a net loss of $5,249,566 for the fiscal year ended September 30, 2013, a decrease of $739,052 or 14% that is primarily attributable to the $2,086,954 increase in revenue, our improved gross margin, the $521,405 decrease in interest expense and the $147,636 decrease in stock based compensation expense for employees, directors and consultants. Excluding stock based compensation, our net loss for the fiscal year ended September 30, 2014 was $2,415,544, which includes one-time compensation expense charges of $1,036,468, noted above. For the fiscal year ended September 30, 2013, our net loss, excluding stock based compensation, was $3,006,960.

Liquidity and Capital Resources

At September 30, 2014, we had total assets of $10,106,768 and total liabilities of $7,450,054. As of September 30, 2013, we had total assets of $6,523,206 and total liabilities of $5,398,842. The $3,583,562 or 55% increase in assets is primarily attributable to the $3,482,884 increase in goodwill from the DoubleVision acquisition and $1,545,481 increase in accounts receivable attributable to increase revenues. At September 30, 2014, we had cash of $620,185 as compared to $1,146,995 at September 30, 2013, a decrease of $526,810. The $2,051,212 increase in liabilities in the year since September 30, 2013 is largely due to a $572,028 increase in our convertible debenture obligations resulting from the amortization of the related debt discount and the $525,856 increase in accrued severance costs for the termination of the employment agreements with our former Executive Chairman on December 13, 2013 and former Chief Executive Officer on September 19, 2014, a $299,602 increase in accounts payable and a $208,561 increase in deferred revenue related primarily to the prepayment of annual licensing fees on our VideoStar license.

During the fiscal year ended September 30, 2014, we used $969,749 in cash for operating activities as compared to the $1,052,030 that we used for operating activities during the fiscal year ended September 30, 2013.

Cash used in investing activities for the fiscal year ended September 30, 2014 was $1,240,177, of which $451,926 represented the capitalized internal costs of our software development for our core operations, $336,219 represents investments in our IP that is designed to strengthen our IP portfolio and expand our mobile communications/advertising offerings and $389,898 in net cash paid to acquire DoubleVision Networks, Inc. in July 2014 as part of the Company’s planned expansion of this media placement business.

Cash provided from financing activities for the fiscal year ended September 30, 2014 totaled $1,683,116. The Company received $1,900,907 from issuances of our common stock in connection with stock options and warrants exercised and we spent $201,461 to repurchase 389,060 shares of our common stock, at an average price of $0.52, which we retired.

Over the next twelve months we believe that existing capital and anticipated funds from operations are sufficient to sustain our current level of operations.

As disclosed under Recent Developments, we, together with our wholly owned subsidiaries SITO Mobile Solutions, Inc. and SITO Mobile R&D IP entered into a Revenue Sharing and Note Purchase Agreement with Fortress Credit Co LLC, CF DB EZ LLC and Fortress Credit Co LLC pursuant to which we issued and sold senior secured notes with an aggregate original principal amount of $10,000,000 and issued, pursuant to a Subscription Agreement, 2,619,539 new shares of common stock to Fortress at $0.3817 per share. With the proceeds from this financing, we repaid all outstanding convertible notes in the aggregate principal amount of $3,708,000 and accrued interest, which eliminated the potential issuance of approximately 7,756,000 of the Company’s common shares upon the conversion of the convertible notes.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

SITO Mobile Ltd

Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of SITO Mobile Ltd as of September 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SITO Mobile Ltd as of September 30, 2014 and 2013 and the consolidated results of its operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ L. L. Bradford & Company, LLC

Leawood, Kansas

December 2, 2014

SITO Mobile, Ltd.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$620,185	$1,146,995
Accounts receivable, net - current portion	2,443,308	1,347,827
Prepaid consulting	81,547	1,081,553
Other prepaid expenses	151,994	150,183

Total current assets	3,297,034	3,726,558

Property and equipment, net	236,706	238,815

Other assets
Accounts receivable, net	450,000	-
Prepaid consulting	-	81,547
Capitalized software development costs, net	639,416	343,575
Intangible assets:
Patents	447,427	467,837
Patent applications cost	609,010	768,646
Software license	831,000	831,000
Goodwill	3,482,884	-
Other assets including security deposits	113,291	65,228

Total other assets	6,573,028	2,557,833

Total assets	$10,106,768	$6,523,206

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2014	2013

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,651,805	$1,352,203
Accrued expenses	670,818	209,323
Accrued compensation - related party	598,592	72,736
Deferred revenue	208,561	-
Current obligation under capital lease	16,661	16,331
Convertible debenture - related party	643,973	585,708
Convertible debentures - unrelated parties	3,646,926	2,692,570

Total current liabilities	7,437,336	4,928,871

Long-term liabilities
Obligations under capital lease	12,718	29,378
Convertible debentures - unrelated parties	-	440,593

Total long-term liabilities	12,718	469,971

Total liabilities	7,450,054	5,398,842

Commitments and contingencies - See notes 9, 11 and 16

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized as of September 30, 2013 and 2014, 150,728,628 shares issued and outstanding as of September 30, 2014, 137,220,331 shares issued and outstanding as of September 30, 2013	150,729	137,220
Additional paid-in capital	136,915,516	130,886,161
Accumulated deficit	(134,409,531)	(129,899,017)

Total stockholders' equity	2,656,714	1,124,364

Total liabilities and stockholders' equity	$10,106,768	$6,523,206

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2014	2013

Revenue
Wireless applications	$8,196,761	$7,784,604
Licensing and royalties	916,438	-
Media placement	758,359	-

	9,871,558	7,784,604

Operating Expenses
Royalties and application costs	3,589,879	3,328,232
Research and development	58,829	65,975
Compensation expense (including stock based compensation)	4,212,932	3,808,258
Depreciation and amortization	729,455	662,721
General and administrative (including stock based compensation)	5,041,519	3,898,121

	13,632,614	11,763,307

Loss from operations	(3,761,056)	(3,978,703)

Other Expenses
Interest expense	(749,458)	(1,270,863)

Net loss before income taxes	(4,510,514)	(5,249,566)

Provision for income taxes	-	-

Net loss	$(4,510,514)	$(5,249,566)

Basic and diluted loss per share	$(0.03)	$(0.04)

Weighted average shares outstanding	143,749,668	133,878,896

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - September 30, 2012	132,472,392	$132,472	$125,425,617	$(124,649,451)	$908,638

Shares issued on exercise of stock options	1,454,839	1,455	446,932	-	448,387
Shares issued on exercise of stock warrants	689,000	689	130,411	-	131,100
Shares issued in debt conversions	2,104,000	2,104	1,049,896	-	1,052,000
Shares issue for cash	500,000	500	244,500	-	245,000
Recognition of discounts in connections with convertible debt offerings	-	-	163,849	-	163,849
Compensation recognized as contributed capital on Executive Chairman's stock option grant for consulting services	-	-	847,300	-	847,300
Compensation recognized on option and warrant grants	-	-	2,068,681	-	2,068,681
Compensation recognized on modification of prior period's stock option grants	-	-	489,726	-	489,726
Loan fees recognized on warrants granted to placement agent in connection with convertible debt offerings	-	-	27,445	-	27,445
Amortization of beneficial conversion feature on related party debt	-	-	(8,196)	-	(8,196)
Net loss for the year ended September 30, 2013	-	-	-	(5,249,566)	(5,249,566)

Balance - September 30, 2013	137,220,231	137,220	130,886,161	(129,899,017)	1,124,364

Shares issued on exercise of stock options	3,745,957	3,746	1,683,705	-	1,687,451
Shares issued on exercise of stock warrants	2,026,500	2,027	211,430	-	213,457
Shares issued in debt conversions	100,000	100	49,900	-	50,000
Shares issued for officer compensation	25,000	25	14,475	-	14,500
Compensation recognized on option and warrant grants	-	-	998,917	-	998,917
Purchase of common shares presented for retirement	(389,060)	(389)	(201,072)	-	(201,461)
Shares issued in the acquisition of DoubleVision	8,000,000	8,000	3,272,000	-	3,280,000
Net loss for the year ended September 30, 2014	-	-	-	(4,510,514)	(4,510,514)

Balance - September 30, 2014	150,728,628	$150,729	$136,915,516	$(134,409,531)	$2,656,714

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(4,510,514)	$(5,249,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	96,007	89,168
Amortization expense - software development costs	416,609	439,334
Amortization expense - patents	216,839	134,219
Amortization expense - discount of convertible debt	376,627	825,708
Stock based compensation	2,094,970	2,242,606
Write off of capitalized patent application costs	299,429	-
(Increase) decrease in assets:
(Increase) in accounts receivable, net	(1,539,228)	(261,987)
(Increase) decrease in prepaid expenses	(5,411)	(20,894)
(Increase) decrease in other assets	(38,313)	-
Increase (decrease) in liabilities:
Increase (decrease) in accounts payable	195,593	583,940
Increase (decrease) in accrued expenses	803,985	8,738
Increase (decrease) in deferred revenue	378,257	(25,000)
Increase (decrease) in accrued interest	245,401	181,704

Net cash used in operating activities	(969,749)	(1,052,030)

Cash Flows from Investing Activities
Redemption of certificate of deposits, pledged	-	19,050
Patents applications costs	(336,219)	(100,789)
Purchase of property and equipment	(72,134)	(46,370)
Capitalized software development costs	(451,926)	(399,682)
Note receivable - discontinued operations	10,000	-
Acquisition of subsidiary, net of cash acquired	(389,898)	-
Payment on settlement regarding Anywhere software license	-	(600,000)

Net cash used in investing activities	$(1,240,177)	$(1,127,791)

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2014	2013

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$1,900,907	$824,486
Purchase of Company's common stock	(201,461)	-
Proceeds from issuance of convertible debt - unrelated parties	-	688,000
Principal reduction on obligation under capital lease	(16,330)	(7,402)
Principal reduction on convertible debt	-	(200,000)
Expenditures relating to private offerings	-	(48,475)
Principal reduction on obligation on patent purchases	-	(87,500)

Net cash provided by financing activities	1,683,116	1,169,109

Net decrease in cash	(526,810)	(1,010,712)

Cash - Beginning balance	1,146,995	2,157,707

Cash - Ending balance	$620,185	$1,146,995

Supplemental Information:

Interest expense paid	$127,425	$263,291
Income taxes paid	$-	$-

Non-cash investing and financing activities:

For the year ended September 30, 2014

During the year ended September 30, 2014, the Company issued 147,981 shares of its common stock through cashless exercises of 1,166,476 stock options granted to employees.

During the year ended September 30, 2014, the Company issued 200,000 shares of its common stock to its current Chief Financial Officer pursuant to his employment agreement.

During the year ended September 30, 2014, debt totaling $50,000 was converted into 100,000 shares of the Company's common stock.

During the year ended September 30, 2014, the Company recognized stock-based compensation expense totaling $2,094,970, of which $14,500 was recognized through the issuance of 25,000 common shares to the Company's Chief Financial Officer, $998,917 was recognized through the vesting of 6,266,334 common stock options, and $1,081,553 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options.

On July 24, 2014, the Company acquired all of the shares of DoubleVision Networks, Inc., a New York corporation formed on May 6, 2010 and renamed from What’s Watched, Inc. on September 18, 2012 (“DoubleVision”). The Company paid $3.28 million for DoubleVision by issuing 8,000,000 shares of the Company’s common stock to the Sellers at an agreed-upon valuation of $0.41 per share.

The Company also agreed to pay $400,000 to one of DoubleVision’s creditors.

For the year ended September 30, 2013

During the year ended September 30,2013, the Company received $688,000 through the issuance of convertible debt including common stock warrants to purchase 1,376,000 shares of the Company's common stock at $0.25 per share. The Company recognized discounts against the principal amounts due totaling $163,849 with an offsetting amount charged to equity. (See Note 11)

In connection with the above debt issuance, the Company paid placement fees that included cash totaling $48,475 and warrants to purchase 110,000 shares of the Company's common stock at $0.304 per share. The warrants were valued at $27,445. The total placement fee of $75,920 is recognized as a loan fee and is reflected in the balance sheet as an additional discount against the principal and accrued interest due on the underlying convertible debt. (See Note 11)

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

During the year ended September 30, 2013, the Company's former Executive Chairman granted an option to a third party to purchase a total of 5,750,000 shares of the Company's common stock personally owned by him. Of the 5,750,000 options granted, 3,750,000 have an exercise price of $0.295 per share and 2,000,000 have an exercise price of $0.48 per share. The options expire two years from date of grant. The options were granted in exchange for consulting services that directly benefit the Company. Therefore, the Company recorded the fair value of the options granted of $847,300 to equity as contributed capital with an offset to prepaid expense. The $847,300 is being amortized to operations over the two-year term of the consulting agreement (See Note 12).

In September 2013, the Company, its former Executive Chairman and the above indicated consultant entered into an agreement, whereby the consultant assigned his interest in the 5,750,000 options grant by the former Executive Chairman to the Company in exchange for options granted by the Company directly to the consultant under the same terms and conditions as the assigned option grants. The Company considered the options its granted to the consultant in September 2013 as new grants and valued the options at $718,871. The $718,871 was added to the remaining unamortized balance of the prepaid consulting fee, and the total in being amortized to operations over the remaining term of the option grants.

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

During the year ended September 30, 2013, the Company received $131,100 in consideration for the exercise of 689,000 common stock warrants (see Note 13).

During the year ended September 30, 2013, the Company issued 490,588 shares of its common stock to a former Director through the cashless exercise of 1,550,000 common stock options. Also during the year ended September 30, 2013, the Company issued 8,203 shares of its common stock to its former Executive Chairman through a cashless exercise of 40,000 common stock options (See Note 13)

During the year ended September 30, 2013, the Company issued 956,048 shares of its common stock to various employees, legal counsel, and a former Director through the exercise of 956,048 common stock options. The Company received a total of $448,386 through these exercises (See Note 13)

During the year ended September 30, 2013, the Company issued 500,000 shares of its common stock for $245,000.

During the year ended September 30 2013, the Company charged amortization of a beneficial conversion feature on convertible debt due to a Director of $8,196 to equity.

See accompanying notes.

SITO Mobile, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, History and Business

SITO Mobile, Ltd. (“the Company”) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc.  On May 12, 2008, the Company changed its name to Single Touch Systems, Inc. and on September 26, 2014, it changed its name to SITO Mobile, Ltd.

The Company is a technology based mobile solutions provider serving businesses, advertisers and brands. Through patented technologies and a modular, adaptable platform, the Company’s multi-channel messaging gateway enables marketers to reach consumers on all types of connected devices, with information that engages interest, drives transactions and strengthens relationships and loyalty.

2. Summary of Significant Accounting Policies

Reclassification

Certain reclassifications have been made to conform the 2013 amounts to the 2014 classifications for comparative purposes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SITO Mobile, Ltd. and its wholly- owned subsidiaries, SITO Mobile Solutions Inc., SITO Mobile R&D IP, LLC., and DoubleVision Networks Inc (“DoubleVision”). Intercompany transactions and balances have been eliminated in consolidation.

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

SITO Mobile, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at September 30, 2014 or September 30, 2013 were impaired.

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

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the year ended September 30, 2014 or for the year ended September 30, 2013. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense. During the year ended September 30, 2014 and 2013, there were no income taxes, or related interest and penalty items in the income statement, or liabilities on the balance sheet.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services and property. The non-cash consideration paid pertains to consulting services, acquisition of a software license and the acquisition of DoubleVision (See Notes 5 and 7).

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

SITO Mobile, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50, formerly Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment” and SFAS No. 148," Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.”   These standards define a fair-value-based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2014 that have been excluded from the computation of diluted net loss per share amounted to 47,095,000 shares and include 13,489,500 warrants, 26,099,500 options and $3,878,000 of debt and accrued interest convertible into 7,756,000 shares of the Company’s common stock. Potential common shares as of September 30, 2013 that have been excluded from the computation of diluted net loss per share amounted to 56,560,952 shares and included 16,516,000 warrants, 34,188,952 options, and $3,928,000 of debt and accrued interest convertible into 7,856,000 shares of the Company’s common stock.

Concentrations of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Of the Company’s revenue earned during the year ended September 30, 2014, approximately 82% was generated from contracts with eight customers covered under the Company’s master services agreement with AT&T. Of the Company’s revenue earned during the year ended September 30, 2013, approximately 99% was generated from contracts with ten customers covered under the Company’s master services agreement with AT&T.

The Company’s accounts receivable are typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of September 30, 2014 and 2013, two customers accounted for 77% and 99%, respectively, of the Company’s net accounts receivable balance, respectively.

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

SITO Mobile, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounts Receivable, net

Accounts receivable consist of the following:

	September 30,
	2014	2013
Accounts receivable	$2,901,672	$1,350,705
Less allowance for bad debts	(8,364)	(2,878)
	$2,893,308	$1,347,827
Current portion	$(2,443,308)	$(1,347,827)
Long-term portion	$450,000	$-

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

4. Property and Equipment, net

The following is a summary of property and equipment:

	September 30,
	2014	2013
Computer equipment	$855,289	$756,197
Equipment	46,731	46,731
Office furniture	135,701	127,669
Equipment held under capital lease	53,112	53,112
	1,090,833	983,709
Less: accumulated depreciation	(854,127)	(744,894)
	$236,706	$238,815

Depreciation expense for the year ended September 30, 2014 and 2013 was $96,006 and $89,168, respectively.

5. Prepaid Consulting

On October 31, 2012 and December 7, 2012, the Company's former Executive Chairman personally granted options to a third party to purchase a total of 5,750,000 shares of the Company’s common stock that he owned in exchange for consulting services provided by the third party that directly benefited the Company (the “Former Chairman Options”). Of the 5,750,000 Former Chairman Options, 3,750,000 have an exercise price of $0.295 per share and 2,000,000 have an exercise price of $0.48 per share. The Former Chairman Options expire two years from the date of grant.  The Company recorded the $847,300 fair value of the Former Chairman Options as contributed capital with an offset to prepaid consulting expense that is being amortized to operations over the two-year term of the consulting agreement. The Company’s value of $847,300 was determined using a Binomial Option model based upon an expected life of 5 years, trading prices ranging from $0.30 to $0.46 per share, a risk free interest rate ranging from 0.25% to 0.30%, and expected volatility ranging from 89.348% to 90.201%.

In September 2013, the Company, its former Executive Chairman and the above-indicated third party entered into an agreement, whereby the Company granted options to the third party that have the same terms as the Former Chairman Options in exchange for the third party’s assignment of its interest in the Former Chairman Options to the Company. The Company valued  the options granted to the third party in September 2013 at $718,871 and added the cost to the remaining unamortized prepaid consulting expense from the Former Chairman Options.  The total is being amortized to operations over the remaining term of the consulting agreement. Consulting fees charged to operations for the year ended September 30, 2014 and 2013 was $1,081,553 and $403,071, respectively. As of September 30, 2014, the unamortized prepaid consulting expense was $81,547, which will be fully amortized to operations during the next three months.

SITO Mobile, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	September 30,
	2014	2013
Beginning balance	$343,575	$383,227
Additions	712,450	399,682
Amortization	(416,609)	(439,334)
Charge offs	-	-
Ending balance	$639,416	$343,575

Amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending September 30,
2015	$314,326
2016	260,816
2017	64,274
$639,416

7. Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	September 30,
	2014	2013
Patent costs	$1,135,964	$939,535
Amortization	(688,537)	(471,698)
	$447,427	$467,837

Amortization charged to operations for the year ended September 30, 2014 and 2013 was $216,839 and $134,219, respectively.

A schedule of amortization expense over the estimated remaining lives of the patents is as follows:

Year Ending September 30,
2015	$162,281
2016	158,847
2017	80,861
2018	16,254
2019	10,401
Thereafter	18,783
$447,427

In July 2014, the Company was issued US Patent 8,787,877 "Systems of Providing Information to a Telephony Subscriber" and US Patent 8,787,878 "Systems of Providing Information to a Telephony Subscriber". The costs associated with these patents, totaling $71,721, are being amortized over the patent's estimated useful life of seven years.

Software license

On March 30, 2012, the Company acquired an exclusive perpetual license to utilize the “Anywhere” software and related source code from Soap Box Mobile, Inc. (“Soapbox”), a company in which the Company’s former Executive Chairman owned a majority preferred interest of the license grant.  The Company paid $785,000 in cash and 200,000 shares of Company common stock for the exclusive perpetual license, of which the former Executive Chairman received $755,000 under terms of a November 27, 2012 agreement.  The Company has valued the license at $831,000, which consists of the $785,000 in cash consideration and the $46,000 fair value assigned to the 200,000 shares of Company common stock.  The perpetual license is a long-term asset that is not subject to amortization.

SITO Mobile, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The accounting for the acquisition of DoubleVision Networks Inc. in July 2014 resulted in recognizing goodwill of $3,482,884. The Company does not amortize goodwill, but reduces the carrying amount of goodwill if management determines that its implied fair value has been impaired.

8. Accrued Expenses

The following is a summary of accrued expenses:

	September 30,
	2014	2013
Accrued applications costs	$171,732	$95,559
Accrued payroll and related expenses - unrelated parties	125,910	107,514
Accrued professional fees	202,680	6,250
Other accrued expenses	170,496	0
	$670,818	$209,323

9. Capital Lease

The Company leases certain computer hardware under a capital lease that expires in 2016. The equipment has a cost of $53,111.

Minimum future lease payments under the capital lease at September 30, 2014 for each of the next two years and in the aggregate are as follows:

Year Ending September 30,
2015	$17,098
2016	12,823
Total minimum lease payments	$29,921
Less amount representing interest	(542)
Present value of net minimum lease payments	$29,379

The effective interest rate charged on the capital lease is approximately 2.25% per annum. The lease provides for a $1 purchase option. Interest charged to operation for the year ended September 30, 2014 and 2013 was $767 and $241, respectively. Depreciation charged to operation for the year ended September 30, 2014 and 2013 was $10,622 and $0, respectively.

SITO Mobile, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	September 30,
	2014	2013

U.S statutory rate	34%	34%
Less valuation allowance	(34)%	(34)%
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows:

	September 30,
Deferred tax assets	2014	2013
Stock based compensation	$2,005,914	$1,507,017
Net operating losses	13,086,916	16,243,572
Allowance for doubtful accounts	2,844	-
Intangible assets	123,702	491,025
Accrued expenses	176,576	-
	15,395,952	18,241,614
Deferred tax liability
Property and equipment	(28,739)	(18,029)
Amortization - intangible assets	-	-
Net deferred tax assets	15,367,213	18,223,585
Less valuation allowance	(15,367,213)	(18,223,585)
Deferred tax asset - net valuation allowance	$-	$-

The net change in the valuation allowance for the year ended September 30, 2014 was $(2,856,372).

As of September 30, 2014, the Company has a net operating loss carryover of approximately $38,500,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2034, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” We had no material unrecognized income tax assets or liabilities for the year ended September 30, 2014 or 2013.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended September 30, 2014 and 2013, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ending on or before September 30, 2011 or California state income tax examination by tax authorities for years ending on or before September 30, 2010. We are not currently involved in any income tax examinations.

SITO Mobile, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Convertible Debt

	September 30, 2014	September 30, 2013
Notes Payable:
Convertible term note (a)	$1,700,000	$1,700,000
Convertible term note (b)	275,000	275,000
Convertible term note (c)	1,030,000	1,030,000
Convertible term note (d)	255,000	255,000
Convertible term note (e)	448,000	498,000
Principal balance	3,708,000	3,758,000
Accrued Interest	582,899	337,498
	4,290,899	4,095,498
Less: discount on debt	(-)	(376,627)
	4,290,899	3,718,871
Less: current portion	(4,290,899)	(3,278,278)
Long term debt	$-	$440,593

a)

In November and December 2011, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of August 31, 2014 and issued warrants to purchase 3,600,000 shares of the Company’s common stock at $0.25 per share that expires on September 7, 2015. At any time at the option of the six note holders (one of which is a former Director of the Company), principal and the first year’s accrued interest, in the amount of $170,000, may be paid in common stock at a conversion price of $0.50 per share.

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

SITO Mobile, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended September 30, 2014, a note holder converted $50,000 in principal debt into 100,000 shares of the Company’s common stock. During the year ended September 30, 2013, the Note holders converted debt and accrued interest totaling $1,052,000 into 2,104,000 shares of the Company’s common stock and exercised warrants for the issuance of 689,000 common shares. The Company received a total of $131,100 on the exercise of the warrants.

Interest expense on the convertible term notes for the year ended September 30, 2014 and 2013 was $372,059 and $444,995, respectively. Amortization of the discounts for the year ended September 30, 2014 totaled $376,627 which was charged to interest expense. Amortization of the discounts for the year ended September 30, 2013 totaled $833,904 of which $825,708 was charged to interest expense and $79,596 was charged to equity.

Discount amortization expense for the year ended September 30, 2014 and 2013 includes $3,657 and $197,827, respectively, of the remaining unamortized portion of discounts attributable the $50,000 and $1,052,000, respectively of debt converted during the period that was charged to operations upon the conversions.

12. Stock Based Compensation

During the year ended September 30, 2014, the Company recognized stock-based compensation expense totaling $2,094,970, of which $14,500 was recognized through the issuance of 25,000 common shares to the Company's Chief Financial Officer, $998,917 was recognized through the vesting of 6,266,334 common stock options, and $1,081,553 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options (See Note 5). During the year ended September 30, 2013, the Company recognized stock-based compensation expense totaling $2,242,606, of which $1,349,809 was recognized through the vesting of 5,832,400 common stock options, $489,726 was recognized on the November 30, 2012 modification of certain options previously granted, and $403,071 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options (See Note 5).

13. Related Party Transactions

On November 30, 2012, the Company agreed to modify the terms of common stock options previously granted to the Company’s former Chief Executive Officer. Under the modified terms, the 50,000 stock options with an exercise price of $1.375 per share were reduced to 40,000 common stock options with an exercise price of $0.469 per share and 4,200,000 common stock options with an exercise price of $0.90 per share were reduced to 3,570,000 common stock options with an exercise price of $0.469 per share.

On November 30, 2012, the Company’s former Chief Executive Officer agreed to modify the terms of common stock options previously granted to him. Under the modified terms, options 3,000,000 common stock options with an exercise price of $0.90 per share were reduced to 2,550,000 common stock options with an exercise price of $0.469 per share.

On November 30, 2012, the Company’s former Chief Financial Officer agreed to modify the terms of common stock options previously granted to him. Under the modified terms, 1,000,000 common stock options with an exercise price of $0.90 per share were reduced to 850,000 common stock options with an exercise price of $0.469 per share.

On November 30, 2012, a former Company Director also agreed to modify the terms of common stock options previously granted to him. Under the modified terms, 3,000,000 common stock options with an exercise price of $0.90 per share were reduced to 2,550,000 common stock options with an exercise price of $0.469 per share.

SITO Mobile, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended December 31, 2012, the Company's former Executive Chairman personally granted an option to a third party to purchase a total of 5,750,000 shares of the Company’s common stock that he owned in exchange for consulting services provided by the third party that directly benefit the Company (the “Former Chairman Options”). Of the 5,750,000 Former Chairman Options, 3,750,000 have an exercise price of $0.295 per share and 2,000,000 have an exercise price of $0.48 per share. The Former Chairman Options expire two years from date of grant. The Company recorded the $847,300 fair value of the Former Chairman Options as contributed capital with an offset to prepaid consulting expense that is being amortized to operations over the two-year term of the consulting agreement.

In September 2013, the Company, its former Executive Chairman and the above-indicated third party entered into an agreement, whereby the Company granted options to the third party that have the same terms as the former Chairman Options in exchange for the third party’s assignment of its interest in the Former Chairman Options to the Company. The Company valued the options granted to the third party in September 2013 at $718,871 and added the cost to the remaining unamortized prepaid consulting expense from the Former Chairman Options (See Note 5)

On November 29, 2012, the Company granted a former Director 200,000 fully vested stock options exercisable at $0.389 per share.

On December 6, 2012, the Company granted its former Executive Chairman 2,099,400 fully vested stock options exercisable at $0.469 per share.

On December 10, 2012, the Company granted a Director 200,000 fully vested stock options exercisable at $0.446 per share.

On March 29, 2013, the Company a Director 200,000 fully vested stock options exercisable at $0.687 per share.

On April 16, 2013, the Company granted a Director 50,000 fully vested stock options exercisable at $0.676 per share.

On May 1, 2013, the Company granted a former Director 200,000 fully vested stock options exercisable at $0.705 per share.

On August 27, 2013, the Company granted a former Director 250,000 fully vested stock options exercisable at $0.604 per share.

On August 27, 2013, the Company granted another former Director 50,000 fully vested stock options exercisable at $0.604 per share.

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

On October 18, 2013, the Company entered into an employment agreement with its Chief Financial Officer that is effective on November 1, 2013 and calls for successive one-year renewals unless either party elects against renewal. The Company granted 25,000 shares of its common stock under its 2009 Employee and Consultant Stock Plan, subject to the restriction that the 25,000 shares shall be forfeited to the Company if the employment ceases for any reason; provided, that such restriction and risk of forfeiture shall cliff-lapse on the 180th day after his start date at the Company. Pursuant to the terms of the employment agreement, on October 31, 2013, the Company granted stock options to him under its 2010 Stock Option Plan to purchase 750,000 shares of common stock at a strike price equal to the closing price of the Company’s stock on October 31, 2013 of $0.62, with the scheduled expiration date of the stock options to be November 1, 2018. The stock options vest annually in equal installments of 250,000 over a three year period commencing on November 1, 2014.

On November 12, 2013, the Company granted a former Director 200,000 fully vested stock options exercisable at $0.632 per share. The options expire five years from date of grant. On December 13, 2013, the Company granted a Director 200,000 fully vested stock options exercisable at $0.528 per share. The options expire five years from date of grant.

Effective December 13, 2013, the former Executive Chairman’s employment under the employment agreement by and between the Company and the former Executive Chairman, or otherwise, was terminated.  Pursuant to a Separation Agreement and General Release dated April 9, 2014, the former Executive Chairman resigned from the Board of Directors.  For the year ended September 30, 2014, the Company has accrued $574,787 in expenses for its severance obligation, of which $473,936 has been paid and reflected full vesting of the former Executive Chairman’s unexercised stock options in stock based compensation expense.

SITO Mobile, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 15, 2014, the Company granted a new Director 250,000 fully vested stock options exercisable at $0.38 per share. The options expire five years from date of grant.

On September 9, 2014, the Company granted a new Director 250,000 fully vested stock options exercisable at $0.382 per share. The options expire five years from date of grant.

Effective September 19, 2014, the Company entered into a Separation and General Release with its former Chief Executive Officer, which confirmed his removal from all positions held with the Company, including its subsidiaries, divisions, affiliates, partnerships, joint ventures and related business entities. Pursuant to the terms of the Separation Agreement and in accordance with the terms of his employment agreement, the Company agreed to the former Chief Executive Officer, one year of his base salary, accrued but unused vacation time and agreed to provide continued medical coverage for a period of one year. In addition, the Company reimbursed the former Chief Executive Offier for $10,000 for his attorneys’ fees in connection with his Separation Agreement. In exchange for these payments, and other provisions, the former Chief Executive Officer agreed to a general release in favor of the Company. For the year ended September 30, 2014, the Company has accrued $461,681 in expenses for its severance obligation, of which $3,830 has been paid.

During the year ended September 30, 2014, employees exercised 1,166,476 common stock options through various cashless exercises in exchange for the issuance of a total of 147,981 shares of the Company’s common stock. Also during the year ended September 30, 2013, the Company received $1,687,451 from employees and consultants through exercises of 3,597,976 options in exchange for 3,597,976 common shares.

14. Fair Value

The Company’s financial instruments at September 30, 2014 and 2013 consist principally of notes payable and convertible debentures. Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

September 30, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Accounts receivable, net	$-	$2,893,308	-	$2,893,308

Liabilities:
Convertible debentures	$-	$4,290,899	-	$4,290,899
Obligation under capital lease	$-	$29,379	-	$29,379

September 30, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Accounts receivable, net	$-	$1,347,827	-	$1,347,827

Liabilities:
Convertible debentures	$-	$3,718,871	-	$3,718,871
Obligation under capital lease	$-	$45,709	-	$45,709

SITO Mobile, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the year ended September 30, 2014, the Company issued a total of 13,897,457 shares of its common stock of which 2,026,500 shares were issued through the exercise of warrants for $213,456, 100,000 shares of its common stock were issued through the conversion of $50,000 of principal and accrued interest on convertible debt, 147,981 shares were issued in cashless exercises of 1,166,476 common stock options, 3,597,976 shares were issued on the exercise of 3,597,976 common stock options for which the Company received $1,687,457, 25,000 shares of common stock were issued as stock compensation and 8,000,000 shares of common stock were issued in conjunction with the acquisition of DoubleVision Networks Inc.

In October 2013, the Board of Directors authorized the Company to repurchase up to 20,000,000 shares of the Company’s common stock.  For the year ended September 30, 2014, the Company repurchased 389,060 shares at an aggregate cost of $201,461 and cancelled all of the repurchased shares. The Company reduced common stock by $389, being the par value equivalent of the 389,060 shares and additional paid-in capital by $201,072, being the remaining cost of the shares repurchased.

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

SITO Mobile, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

During the year ended September 30, 2014, four warrant holders exercised 2,026,500 warrants to purchase 2,026,500 shares of Company common stock of which 1,725,000 warrants had an exercise price of $0.08 per share, 300,000 warrants had an exercise price of $0.25 per share and 1,500 warrants had an exercise price of $0.304 per share.

Options

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

On September 9, 2014, the Company appointed a new director and granted options to purchase 250,000 shares of the Company common stock at a purchase price of $0.382 per share expiring five years from date of grant. The 250,000 options were valued at $57,200 under a Binomial Option Model using a trading price of $0.42 per share, a risk free interest rate of 1.77%, and volatility of 105.96%. The options immediately vested, and the $57,200 was fully charged to operations on the date of grant.

During the year ended September 30, 2014, employees exercised 1,166,476 common stock options through various cashless exercises in exchange for the issuance of a total of 147,981 shares of the Company’s common stock. Also during the year ended September 30, 2014, the Company received $1,687,457 from employees and consultants through exercises of 3,597,976 options in exchange for 3,597,976 common shares.

During the year ended September 30, 2014, the Company recognized stock-based compensation expense totaling $2,094,970, of which $14,500 was recognized through the issuance of 25,000 common shares to the Company's Chief Financial Officer, $998,917 was recognized through the vesting of 6,266,334 common stock options, and $1,081,553 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options. During the year ended September 30, 2013, the Company recognized stock-based compensation expense totaling $2,242,606, of which $1,349,809 was recognized through the vesting of 5,832,400 common stock options, $489,726 was recognized as additional compensation on the modification of 17,134,334 previously granted options, and $403,071 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options.

SITO Mobile, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of outstanding stock warrants and options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding – September 30, 2012	55,326,595	$.75
Granted	25,520,414	$.43
Exercised	(3,235,048)	$(.41)
Cancelled	(27,907,009)	$(.93)
Outstanding – September 30, 2013	49,704,952	$.48
Granted	2,150,000	$.58
Exercised	(6,790,952)	$(.36)
Cancelled	(5,225,000)	$(.55)
Outstanding – September 30, 2014	39,839,000	$.47

Of the 39,839,000 options and warrants outstanding, 38,339,000 are fully vested and currently available for exercise.

16. Commitments and Contingency

Operating Leases

The Company leases office space in Encinitas, California; Rogers, Arkansas; Jersey City, New Jersey; and Boise, Idaho. The Encinitas office is leased for a term that expired on June 30, 2014. The Rogers office is leased for a term of five years, effective January 1, 2012. The Company’s month-to-month Boise office space lease was terminated effective April 30, 2014, and a new 38-month Boise office space lease was signed in April 2014 effective on May 1, 2014.  The Jersey City office lease expires on June 30, 2016 and the Company has the option to extend the term for an additional five years. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses.  Rent expense for the year ended September 30, 2014 and 2013 was $216,811 and $217,817, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of September 30, 2014 for the next five years and in the aggregate are:

2015	$192,983
2016	163,064
2017	31,215
2018	-
2019	-
$387,262

Employment Agreements

The Company entered into a Separation and General Release Agreement (the “Separation Agreement”) with James Orsini, its former Chief Executive Officer, which confirms his removal from all positions held with the Company, including its subsidiaries, divisions, affiliates, partnerships, joint ventures and related business entities, effective September 19, 2014. Pursuant to the terms of the Separation Agreement and in accordance with the terms of his employment agreement, the Company will pay to Mr. Orsini, one year of his base salary, accrued but unused vacation time and will provide continued medical coverage for a period of one year. In addition, the Company will reimburse Mr. Orsini for $10,000 for his attorneys’ fees in connection with his Separation Agreement. In exchange for these payments, and other provisions, Mr. Orsini agreed to a general release in favor of the Company. The Separation Agreement became effective September 19, 2014.

SITO Mobile, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

17. Subsequent Events

Management has evaluated the need for disclosures and/or adjustments resulting from subsequent events through November 25, 2014, the date the financial statements were available for issuance.

On October 3, 2014 we entered into a Revenue Sharing and Note Purchase Agreement (the “Fortress Agreement”) by and among SITO Mobile Solutions, Inc., our wholly-owned subsidiary (“Licensee”), SITO Mobile R&D IP, LLC, our wholly-owned subsidiary, Fortress Credit Co LLC, as collateral agent (the “Collateral Agent”), and CF DB EZ LLC (the “Revenue Participant”) and the Fortress Credit Co LLC (the “Note Purchaser” and together with the Revenue Participant, the “Investors”) that executed the Agreement.

Pursuant to the Fortress Agreement, we issued and sold senior secured notes with an aggregate original principal amount of $10,000,000 and issued, pursuant to a Subscription Agreement, 2,619,539 new shares of common stock to Fortress at $0.3817 per share (which represents the trailing 30-day average closing price) for an aggregate amount of $1,000,000. After deducting original issue discount of 10% on the Notes and a structuring fee, we received $9,850,000 before paying legal and due diligence expenses.

The original principal amount of the Note shall bear interest at a rate equal to LIBOR plus 9% per annum. Such interest shall be paid in cash except that 2% per annum of the interest shall be paid-in-kind, by increasing the principal amount of the Notes by the amount of such interest. The term of the Note is 42 months and we must make, beginning in October 2015, monthly amortization payments on the Notes, each in a principal amount equal to $333,334 until the Note is paid in full. We shall also apply 85% of Monetization Revenues (as defined in the Agreement) from the Company’s patents to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the Note until all amounts due with respect to the Note have been paid in full. After the repayment of the Note, in addition to the interest, we shall pay the Revenue Participant up to 50% of Monetization Revenues totaling (i) $5,000,000, if paid in full prior to March 31, 2018 and (ii) $7,500,000 thereafter. We must also pay $350,000 to Fortress upon repayment of the Notes.

We may prepay the Note in whole or in part, without penalty or premium, except that any optional prepayments of the Note prior to the first anniversary of the issuance of the Note shall be accompanied by a prepayment premium equal to 5% of the principal amount prepaid

The Fortress Agreement contains certain standard events of default. We granted to Fortress Credit Co LLC, for the benefit of the Investors, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to the our patents, which shall be evidenced by, and reflected in, the Patent License Agreement. Fortress Credit Co LLC and the Investors agree that such license shall only be used following an event of default, as defined in the Fortress Agreement. We granted the Investors a first priority senior security interest in all of our assets.

SITO Mobile, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The foregoing description is a summary only, does not purport to set forth the complete terms of the Subscription Agreement, the Agreement or the Notes, the Security Agreement, the Patent Security Agreement, or Patent License Agreement or any other related ancillary documents which are exhibits to the Agreement).

With the proceeds from this financing, the Company repaid all outstanding convertible notes in the aggregate principal amount of $3,708,000 and accrued interest, which eliminated the potential issuance of approximately 7,756,000 of the Company’s common shares upon the conversion of the convertible notes.

In October 2014, the Company changed the name of its subsidiaries Single Touch Interactive, Inc. to SITO Mobile Solutions, Inc. and Single Touch Interactive R&D IP, LLC to SITO Mobile Solutions R&D IP, LLC.

On October 10, 2014, the Company and AT&T Services, Inc. entered into an agreement to further extend the term of the April 11, 2008 Services Agreement to December 31, 2014.

On November 10, 2014, the Company promoted Jerry Hug to CEO from Interim CEO and Mr. Hug appointed to the Board of Directors. Also on November 10, 2014, Phil Livingston was appointed as a Director and as Chairman of the Company’s Compensation Committee. The Company granted Mr. Livingston 250,000 fully vested stock options to purchase shares at $0.303 per share.

Since September 30, 2014, 1,000,000 warrants and 2,000,000 stock options have expired.

Since September 30, 2014, the Company was issued US Patent 8,825,887 "System and Method for Routing Media”, US Patent 8,862,115 "Over the Air Provisioning of Mobile Device Settings" and US Patent 8,880,031 “System of Providing Information to a Telephony Subscriber”.

In November 2014, the Company entered into a First Amendment of Lease, Expansion of Premises and Extension of Lease Term Agreement with its landlord for its Jersey City, New Jersey offices. Under terms of the agreement, the Company acquired an additional 4,045 square feet of contiguous space for four years at an annual cost of $133,485, subject an annual escalation and to extend the lease for existing space for approximately two years.

On November 21, 2014, the Board of Directors of the Company approved a compensation plan for the executive officers of the Company which provides for the payment of a cash bonus and an equity grant of performance options to the Company’s Chief Executive Officer and its Chief Financial Officer (the “Executives”). Each Executive will be eligible for an annual cash bonus, based upon net revenue, gross margins, and individual key performance indicators, set by the Compensation Committee annually (the “Target Performance”). The target bonus for the Chief Executive Officer is 50% of his base salary and for the Chief Financial Officer, the target bonus is 40% of this base salary. Eighty percent of the cash bonus shall be based upon the target net revenues and gross margins of the Company with 20% of the cash bonus based upon individual key performance indicators. Fifty percent of the target cash bonus will be paid if threshold performance of 80% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 150% of the cash bonus paid if 120% of the Target Performance is achieved. The equity grant component of the compensation plan provides for the grant of 1,050,000 performance options to purchase shares of common stock of the Company to the Chief Executive Officer and 420,000 performance options to purchase shares of common stock of the Company to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three year increments commencing on the grant date and are exercisable at a price of $0.2805.

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure  that information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of September 30, 2014, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Jerry Hug	48	Chief Executive Officer and Director
Kurt Streams	53	Chief Financial Officer
Betsy J. Bernard	59	Lead Director
Jonathan E. Sandelman	54	Director
Peter D. Holden	47	Director
Joseph A. Beatty	51	Director
Philip B. Livingston	57	Director

Our Board of Directors consists of six members, including four independent members (Ms. Bernard, Messrs. Sandelman, Beatty and Livingston). Only our independent, non-executive directors receive any cash remuneration for acting as such. All directors may, however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Jerry Hug became our interim Chief Executive Officer on August 27, 2014 and our Chief Executive Officer and a Director on November 10, 2014. Mr. Hug joined the Company in 2011 as our Director of Corporate Development and was then promoted to Executive Vice President in March 2013. Between 2007 and 2010, Mr. Hug was the co-founder and President of Waveyard Development LLC, a water-sports resort destination development company. From 2003 to June 2006, Mr. Hug served as Executive Vice President and Chief Strategy Officer of Wireless Retail Inc., a $400 million wireless services company that was among the first U.S. businesses to use the store-in-store business model to sell mobile phones for wireless carriers through large nationwide retailers. Mr. Hug was interim CFO for Wireless Retail Inc. leading up to its sale to Radio Shack Corporation. From 2002 to 2004, Mr. Hug was Managing Partner of Redwood Partners, an early-stage merchant bank and advisory firm that focused on providing early-stage capital and executive management to technology, media and telecommunications businesses.

The Board of Directors has concluded that Mr. Hug is qualified to serve as a director of the Company because of his extensive experience in the wireless industry and his prior experience in finance.

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

Betsy J. Bernard joined our board on July 15, 2014. Ms. Bernard was previously the President of AT&T, leading more than 50,000 employees with AT&T Business, a nearly $27 billion organization serving the needs of 4 million customers, a position she held from October 2002 until her retirement in December 2003. Ms. Bernard also served as President and CEO- AT&T Consumer from April 2001 through October 2002. Ms. Bernard held senior executive positions with Qwest Communications International, Inc., USWEST, Inc. AVIRNEX Communications Group and Pacific Bell. Ms. Bernard serves as a director, member of the Compensation committee and Chair of the Nominating and Governance Committees of Principal Financial Group, Inc. and Zimmer Holdings. She previously served as chair of the Telular Corporation and chair of the nominating committee at BearingPoint. Ms. Bernard serves on the advisory boards of GroTech Ventures, Innovate Partners and the Silverfern Group. Ms. Bernard received a BA from St. Lawrence University, an MBA from Fairleigh Dickinson University, an MS degree in management from Stanford University’s Sloan Fellowship Program, and a Doctor of Laws (Honorary) from Pepperdine University.

The Board of Directors has concluded that Ms. Bernard is qualified to serve as a director of the Company because of her past experience in senior executive roles with leading global telecommunications companies and her significant experience as a director of public company boards, including service as chairman of the board, and experience as a member of compensation and audit committees as well as chair of nomination and governance committees.

Jonathan E. Sandelman joined our board on December 10, 2012. Mr. Sandelman is the Chief Executive Officer, Founder, and Chief Investment Officer at Sandelman Partners, LP. He founded the firm on July 1, 2005. Mr. Sandelman is the President and Director at NMS Services Inc., NMS Services (Cayman) Inc., and BAC Services Inc. He was the President of the New York Office at Banc of America Securities LLC. Mr. Sandelman joined the firm in 1998 as the Head of Equity Financial Products and took charge of the equity department in 2002. He headed the firm's debt and equities business before becoming the President, a post that Mr. Sandelman held until October 20, 2004. He was the Deputy Head of Global Equities, Member of the Risk Management Committee, Member of the Compensation Committee, and Managing Director of Equity Derivatives at Salomon Brothers. Mr. Sandelman was a Director of Do Something and Impact Web Enterprises, Inc. He holds a Bachelor of Arts and a Juris Doctor from Yeshiva University-Cardozo Law School.

Mr. Sandelman’s financial and intellectual property knowledge and experience qualifies him to serve on the Company’s Board of Directors.

Peter D. Holden, joined our board on March 29, 2013. Since September 2014, Mr. Holden has served as the President of IPCREATE – a 100 person pioneer in invention-on-demand™ that works with organizations to generate and patent disruptive inventions to speed, quality and scale to complement their own internal R&D efforts in a more market-driven way.  Prior to IPCREATE, from July 2012 to August 2014, Mr. Holden was Senior Vice President at IPVALUE Management, Inc., a leader in “IP agency” transactions for blue chip companies worldwide. The company generated over $1.3 Billion of revenues since inception and was sold to Vector Capital, Inc. (San Francisco) in July 2014. Prior to joining IPVALUE, in September 2006Mr. Holden founded the IP Investment Group at Coller Capital LP (a $15 Billion Global Secondaries Fund) and led the investment and subsequent monetization of thousands of patents, delivering top-quartile returns to investors. In 1999 Mr. Holden founded and ran Invisible Hand LLC (New York, NY) – a $48 Million IP venturing fund focused on building and/or acquiring fundamental IP positions and repurposing these into founders’ equity in promising early stage companies. Mr. Holden formerly held senior positions at Panasonic based out of Osaka, Japan and University Patents, Inc. Mr. Holden holds Ph.D. and undergraduate degrees from the United Kingdom. He also held positions as Senior Fellow at Wharton Business School and was awarded the Honda Fellowship at the University of Electro-Communications in Tokyo, Japan. He has also advised several governmental and sovereign initiatives on IP fund formation and is on the Innovation Advisory Board of United Technologies Corp.

Mr. Holden’s financial and intellectual property knowledge and experience qualifies him to serve on the Company’s Board of Directors.

Joseph A. Beatty, joined our board on September 9, 2014. Mr. Beatty was President and Chief Executive Officer and a board member of Telular Corporation (NASDAQ: WRLS) from 2008 until its sale in June 2013. Prior to serving Telular’s President and Chief Executive Officer, Mr. Beatty served as its Executive Vice President (beginning in April 2007) and Chief Financial Officer and Secretary (beginning in May 2007). From June 2003 until June 2006, Mr. Beatty was President and Chief Executive Officer of Concourse Communications Group, a privately held developer and operator of distributed antenna systems and airport wi-fi networks. In June 2006, Concourse was sold to Boingo Wireless. From March 2001 until June 2003, Mr. Beatty worked with private equity firm Cardinal Growth L.P. on various acquisition projects and also acted as part-time Interim Chief Financial Officer for Novaxess B.V., a privately held telecom services provider based in the Netherlands. From November 1996 until February 2001, Mr. Beatty was a co-founder and the Chief Financial Officer of Focal Communications Corporation, a publicly held telecom services provider. Earlier in his career, Mr. Beatty was a securities analyst and also held numerous technical management positions for a local telecom services provider. Mr. Beatty is a former Chairman and continues to serve on the board of trustees of Edward Health Services Corporation, a not-for-profit healthcare provider located in Naperville, Illinois. He is also a director of EHSC Cayman Segregated Portfolio, its captive insurance subsidiary, domiciled in the Cayman Islands, Intelliquent, Inc. (NASDAQ: IQNT) and CityScan, Inc. Mr. Beatty earned a bachelor’s degree in electrical engineering from the University of Illinois and an MBA from the University of Chicago’s Booth School of Business. He is also a Chartered Financial Analyst.

Mr. Beatty’s extensive management and leadership experience in the telecommunications industry and his strong background in finance and impressive experience as a member of senior management for a number of telecommunications companies provide our Board with key expertise in financial matters and valuable insight regarding strategic opportunities.

Philip B. Livingston, joined our board on November 10, 2014. Mr. Livingston is the Interim Chief Executive Officer of Ambassador Group Inc. (“AGI”) an educational student travel company. He joined AGI in May 2014. Previously he was Chief Executive Officer of LexisNexis Web Based Marketing Solutions until October 2013.  He joined LexisNexis in April 2009 as Senior Vice President of Practice Management and served in executive management positions from April 2009 to October 2013. Mr. Livingston has, in the past, served as chief financial officer for Celestial Seasonings, Inc., Catalina Marketing Corporation and World Wrestling Entertainment.  From 1999 to 2003 he served as President of Financial Executives International, the leading professional association of chief financial officers and controllers.  In that role he led the organization’s support of regulatory and corporate governance reforms culminating in the Sarbanes-Oxley Act.  In the past, he has served on numerous public and private company boards including Broadsoft Corporation, Insurance Auto Auction, Cott Corporation, MSC Software and Seitel Inc. Currently he serves on the boards of AGI and Rand Worldwide Inc., all publicly traded companies. Mr. Livingston received a BA and BS from the University of Maryland, and his MBA from University of California, Berkeley.

The Board of Directors has concluded that Mr. Livingston is qualified to serve as a director of the Company because of his past experience in senior executive roles with leading global companies and his significant experience as a director of public company boards, including service as chairman of committees, and experience as a member and chairperson of audit committees.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.
●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

The following table sets forth the three standing committees of our board and the members of each committee:

Director	Audit Committee	Compensation Committee	Governance and Nominating Committee

Betsy J. Bernard	X	X	Chair
Joseph A. Beatty*	Chair	X	X
Philip B. Livingston	X	Chair	X

*	Audit Committee Financial Expert.

To assist it in carrying out its duties, the Board has delegated certain authority to an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee as the functions of each are described below.

Audit Committee

The Audit Committee is currently comprised of Mr. Beatty (Chairman), Ms. Bernard, and Mr. Livingston. We believe all the members of the audit committee are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.

The duties and responsibilities of the Audit Committee are set forth in the Audit Committee’s charter adopted by the Board of Directors in fiscal year ending September 30, 2012.

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

Our Audit Committee reviewed and discussed with representatives of L.L. Bradford & Company, LLC, our independent registered public accounting firm, our audited financial statements for the year ended September 30, 2014 with the Board of Directors, and the matters required to be discussed by the Statement on Auditing Standards, as amended. Our Audit Committee has also received and reviewed the written disclosures and the letter from Weaver, Martin

Our board of directors has determined that Joseph A. Beatty is an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC.

Compensation Committee

The Compensation Committee is currently comprised of Mr.  Livingston (Chairman), Ms. Bernard, and Mr. Beatty. We believe all of the members of the Committee are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.

The duties and responsibilities of the Compensation Committee are set forth in the Compensation Committee’s charter adopted by the Board of Directors in fiscal year ending September 30, 2012.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is an officer or employee of our company or previously served in such capacity. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Governance and Nominating Committee

The Governance and Nominating Committee is currently comprised of Ms. Bernard (Chairman), Mr.  Beatty and Mr. Livingston. We believe all the members of the Committee are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.

The duties and responsibilities of the Governance and Nominating Committee are set forth in the Governance and Nominating Committee’s charter adopted by the Board of Directors in fiscal year ending September 30, 2012.

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

Code of Ethics

On December 1, 2004 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o SITO Mobile, Ltd. at 100 Town Square Place, Suite 204, Jersey City, NJ 07310.

Family Relationships

There are no family relationships among our executive officers and directors.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended September 30, 2014, Forms 3 and 4 were mostly timely filed with the SEC by such reporting persons, except for the following: (i) a Form 3 was not timely filed for Kurt Streams, (ii) a Form 4 was not timely filed by Anthony Macaluso to report several transactions that occurred during the fiscal year ended September 30, 2014, and (iii) a Form 4 was not timely filed by Nicole Macaluso to report several transactions that occurred during the fiscal year ended September 30, 2014.

Changes in Nominating Procedures

None

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2014 to:

●	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2014 and
●	all individuals who served as executive officers of ours at any time during the fiscal year ended September 30, 2014 and received annual compensation during the fiscal year ended September 30, 2013 in excess of $100,000.

Summary Compensation Table

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Jerry Hug Chief Executive Officer (1)	2013 2014	250,000 250,000	0 0	0 0	172,462 696,880	422,462 946,880

Kurt Streams Chief Financial Officer (2)	2013 2014	0 183,333	0 0	0 0	0 465,000	0 648,333

James Orsini Former Chief Executive Officer (3)	2013 2014	385,000 403,268	0 0	0 0	70,725 212,175	455,725 615,443

John Quinn Former Chief Financial Officer (4)	2013 2014	225,000 18,750	0 0	0 0	25,530 0	250,530 18,750

Anthony Macaluso Former Chairman (5)	2013 2014	385,000 0	0 0	0 0	780,031 0	1,165,031 0

Note: The table above includes only the value of options that vested during the periods indicated. The listed executives may have also received unvested options that may vest in a future period. See “Outstanding Equity Awards at Fiscal Year-End” below.

(1) Mr. Hug was appointed Interim CEO on August 19, 2014. Mr. Hug was previously Director of Corporate Development. The compensation listed represents compensation earned by Mr. Hug in his prior position and his current position as CEO.

(2) Kurt Streams was appointed in fiscal 2014 on November 1, 2013 as our Chief Financial Officer.

(3) The Company entered into a Separation and General Release Agreement (the “Separation Agreement”) with James Orsini, its Chief Executive Officer, which confirms his removal from all positions held with the Company, including its subsidiaries, divisions, affiliates, partnerships, joint ventures and related business entities, effective September 19, 2014. Pursuant to the terms of the Separation Agreement and in accordance with the terms of his employment agreement, the Company will pay to Mr. Orsini, one year of his base salary, accrued but unused vacation time and will provide continued medical coverage for a period of one year. In addition, the Company will reimburse Mr. Orsini for $10,000 for his attorneys’ fees in connection with his Separation Agreement. In exchange for these payments, and other provisions, Mr. Orsini agreed to a general release in favor of the Company. The Separation Agreement became effective September 19, 2014.

(4) On October 15, 2013, Mr. Quinn submitted his resignation, which took effect on October 31, 2013, and pursuant to a Separation Agreement, 200,000 of the options previously granted to him became immediately vested and 225,000 options were cancelled.

(5) The Company entered into a Separation and General Release Agreement (the “Separation Agreement”) with Anthony Macaluso, its former Chairman, which confirms his removal from all positions held with the Company, including its subsidiaries, divisions, affiliates, partnerships, joint ventures and related business entities. Pursuant to the terms of the Separation Agreement and in accordance with his Employment Agreement, the Company will pay to Mr. Macaluso or on his behalf, one year of his base salary, one year of his COBRA coverage, accrued but unused vacation time, and a payment of $65,000 in satisfaction of certain other claims. In exchange for these payments, and other provisions, Mr. Macaluso agreed to a general release in favor of the Company. The Separation Agreement, became effective on April 17, 2014. Mr. Macaluso was not an officer of the Company during fiscal 2014.

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

We have not entered into an employment agreement with our CEO, Jerry Hug.

Outstanding Equity Awards

The following table reflects options granted to our executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date
Anthony Macaluso (1)	750,000 1,500,000 1,275,000 1,275,000	- - - -	0.65 0.65 0.469 0.469	6/1/2016 6/1/2016 6/1/2016 6/1/2016
	2,099,400	-	0.469	12/1/2017

James Orsini (2)	1,500,000 2,550,000	- -	0.63 0.469	5/16/2016 5/16/2016

John Quinn (3)	500,000		0.65	4/30/2015
	625,000	-	0.469	4/30/2015

Jerry Hug	1,000,666		0.65	7/01/2016
	849,434	-	0.469	7/01/2016
	500,000	-	0.469	12/01/2017

Kurt Streams	250,000		0.62	11/1/2018
		500,000	0.62	11/1/2018

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

(1) The Company entered into a Separation and General Release Agreement (the “Separation Agreement”) with Anthony Macaluso, its former Chairman, which confirms his removal from all positions held with the Company, including its subsidiaries, divisions, affiliates, partnerships, joint ventures and related business entities. The Separation Agreement, became effective on April 17, 2014.

(2) The Company entered into a Separation and General Release Agreement (the “Separation Agreement”) with James Orsini, its Chief Executive Officer, which confirms his removal from all positions held with the Company, including its subsidiaries, divisions, affiliates, partnerships, joint ventures and related business entities, effective September 19, 2014. The Separation Agreement became effective on September 19, 2014.

(3) On October 15, 2013, Mr. Quinn submitted his resignation, which took effect on October 31, 2013, and pursuant to a Separation Agreement, 200,000 of the options previously granted to him became immediately vested, 225,000 options were cancelled and all of his vested options had their expiration date extended to April 30, 2015.

Director Compensation

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

Upon appointment to the Board of directors and annually thereafter, our directors receive a grant of five year options to purchase 200,000 shares of common stock which options vest immediately upon grant and which expire upon the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner. The chairperson of each of our standing committees receives a grant of options to purchase 50,000 shares.

The following table sets forth compensation received by our directors in the fiscal year ended September 30, 2014.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Anthony Macaluso (1)(4)	0	0	0	0	0
James Orsini(2)(4)	0	0	0	0	0
Stuart R. Levine (4)	20,650	0	0	0	20,650
Stephen D. Baksa(4)	24,859	0	68,160	0	93,019
Jonathan D. Sandelman	31,359	0	69,840	0	101,199
Peter D. Holden (3)	0	0	113,300	0	113,300
James N. Nelson(4)	15,359	0	0	0	15,359
Betsy J. Bernard (5)	8,500	0	46,975	0	55,475
Joseph A. Beatty (6)	7,500	0	57,200	0	64,700

(1)	This table includes only his compensation which was expressly for service as a director. Mr. Macaluso, our former Chairman, received other compensation as an executive officer—see the Summary Compensation Table above.

(2)	This table includes only his compensation which was expressly for service as a director. Mr. Orsini received other compensation as an executive officer—see the Summary Compensation Table above.

(3)	On October 10, 2013, we entered into a Consulting Agreement with Peter D. Holden whereby Mr. Holden will give us advice and support in connection with our review, analysis and development of our intellectual property and receive $13,000 in monthly compensation and a grant of options to purchase 500,000 shares of our common stock at a price of $0.609 per share.

(4)	Mr. Nelson, Mr. Levine, and Mr. Baksa resigned as directors of the Company, effective April 7, 2014, May 16, 2014, and September 8, 2014, respectively. Effective April 17, 2014, Mr. Macaluso resigned from the Board of Directors and all positions held with the Company. Mr. Orsini resigned from the Board of Directors and all positions held with the Company, effective September 19, 2014.

(5)	Ms. Bernard was appointed as a Director on July 15, 2014.

(6)	Mr. Beatty was appointed as a Director on September 9, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our Common Stock by each of our directors and named executive officers, each person known to us to beneficially own 5% or more of our Common Stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly, based on 153,348,167 shares outstanding as of December 1, 2014. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address is c/o SITO Mobile, Ltd., 100 Town Square Place, Suite 204, Jersey City, NJ 07310. Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after December 1, 2014 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

	Shares	Percentage
Jerry Hug (1)	2,350,000	1.5%
Kurt Streams (2)	275,000	* %
Betsy J. Bernard (3)	250,000	* %
Jonathan E. Sandelman (4)	4,825,000	3.1%
Peter D. Holden (5)	700,000	* %
Joseph A. Beatty (9)	250,000	* %
Philip B. Livingston (10)	250,000	* %

Officers and Directors as a Group (6 persons)	11,380,100	7.2%

Nicole Macaluso (6)	21,997,219	14.3%
Medical Provider Financial Corporation IV (7)	12,700,000	8.2%
Ashford Capital Management, Inc. (8)	12,799,619	8.3%

(1)	Includes 2,350,000 shares underlying stock options. Does not include performance options to purchase 1,050,000 shares of common stock which options shall vest and become exercisable in 1/3 increments over a three year period commencing on the first anniversary of the date of grant. The maximum number of options subject to the grant shall be 1.050,000. The number of options to be received by Mr. Hug is dependent upon the achievement of certain corporate goals, determined by the Company’s Compensation Committee.
(2)	Does not include: (a) 500,000 shares underlying unvested stock options; and (b) performance options to purchase 420,000 shares of common stock which options shall vest and become exercisable in 1/3 increments over a three year period commencing on the first anniversary of the date of grant. The maximum number of options subject to the grant shall be 420,000. The number of options to be received by Mr. Streams is dependent upon the achievement of certain corporate goals, determined by the Company’s Compensation Committee.

(3)	Includes 250,000 shares underlying stock options.
(4)	Includes 450,000 shares underlying stock options.
(5)	Includes 700,000 shares underlying stock options.
(6)	The address for Ms. Macaluso is P. O. Box 1318, Rancho Santa Fe, CA 92067. Ms. Macaluso holds 21,747,219 shares in her name and 250,000 shares as custodian for children.
(7)	The address for Medical Provider Financial Corporation IV is 2100 South State College Boulevard, Anaheim, CA 92806. Thomas Seaman is now acting as receiver and has voting authority with respect to the 12,700,000 shares.
(8)	The address for Ashford Capital Management, Inc. is One Walker’s Mill Road, Wilmington, DE 19807. Theodore H. Ashford III has the voting authority with respect to 12,799,619 shares.
(9)	Includes 250,000 shares underlying stock options.
(10)	Includes 250,000 shares underlying stock options.
(*)	Less than 1%.

Item 13. Certain Relationships and Related Transaction, and Director Independence

In addition to the cash and equity compensation arrangements of our directors and executive officers discussed above under “Director Compensation” and “Executive Compensation,” the following is a description of transactions since October 1, 2012, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of 5% or more of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.

Baksa Convertible Note and Warrants 2012 Modification – On November 14, 2011, one of our former Directors, Stephen Baksa, purchased from us a $500,000 promissory note and 1,000,000 warrants, in exchange for $500,000 cash. The note bore interest at 10% per annum and matured in one year, and is convertible into our common stock at $0.50 per share. The warrants have an exercise price of $0.25 per share and expired in three years. In support of a private offering by us that began in September of 2012, one of our Directors, Stephen Baksa agreed to modify his outstanding $500,000 Note and 1,000,000 Warrants from the November 2011 transaction at our request. The modified notes bore interest at a rate of 10% per annum. Principal and any unpaid accrued interest were fully due on September 7, 2014. Outstanding principal was convertible into shares of our common stock at a conversion rate of $0.50 per share at the holder’s option. The warrants are exercisable at price of $0.25 per share and expire on September 7, 2015. The modifications are consistent with the terms of the notes and warrants issued in our September 2012 offering which was completed in October 2012. On October 3, 2014, the Company paid $644,383.56 to Mr. Baksa as repayment of the $500,000 in note principal and accrued interest.

The Company entered into a Separation and General Release Agreement (the “Separation Agreement”) with James Orsini, its Chief Executive Officer, which confirms his removal from all positions held with the Company, including its subsidiaries, divisions, affiliates, partnerships, joint ventures and related business entities, effective September 19, 2014. Pursuant to the terms of the Separation Agreement and in accordance with the terms of his employment agreement, the Company will pay to Mr. Orsini, one year of his base salary, accrued but unused vacation time and will provide continued medical coverage for a period of one year. In addition, the Company will reimburse Mr. Orsini for $10,000 for his attorneys’ fees in connection with his Separation Agreement. In exchange for these payments, and other provisions, Mr. Orsini agreed to a general release in favor of the Company. Mr. Orsini signed the Separation Agreement on September 11, 2014 and has seven days to revoke the Separation Agreement. If Mr. Orsini does not revoke the Separation Agreement, it becomes effective on September 19, 2014.

The Company entered into a Separation and General Release Agreement (the “Separation Agreement”) with Anthony Macaluso, its former Chairman, which confirms his removal from all positions held with the Company, including its subsidiaries, divisions, affiliates, partnerships, joint ventures and related business entities. Pursuant to the terms of the Separation Agreement and in accordance with his Employment Agreement, the Company will pay to Mr. Macaluso or on his behalf, one year of his base salary, one year of his COBRA coverage, accrued but unused vacation time, and a payment of $65,000 in satisfaction of certain other claims. In exchange for these payments, and other provisions, Mr. Macaluso agreed to a general release in favor of the Company. The Separation Agreement, became effective on April 17, 2014.

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

The modifications to options held by our officers are listed under “Executive Compensation” in this prospectus. Also, in addition to reducing the number of options previously granted at the reduced purchase price, Messrs. Macaluso and Orsini voluntarily agreed to amend their stock options to defer vesting of already vested options related to their employment agreements and half of their unvested options for an additional six months. The options modification program had not required any changes in any affected options’ vesting terms. We entered into a Separation Agreement with Anthony Macaluso, our former Chairman, which confirms his removal from all positions held with the Company, including its subsidiaries, divisions, affiliates, partnerships, joint ventures and related business entities, effective on April 17, 2014.

Peltz Capital Management, LLC Consulting Services - On October 15, 2012 our former Chairman granted an option to purchase up to 3,750,000 shares personally held by him, at an exercise price of $0.295 per share to Peltz Capital Management, LLC (“PCM”) in connection with consulting services to be provided to him as the Company’s Chairman. As of the date of grant, the consideration for the grant to PCM was fully paid and the options were fully earned by PCM. The personal grant by the former Chairman also included a registration rights agreement whereby the Company registered the shares underlying the option at our expense. We were receiving a direct benefit from the services rendered by the consultant and we recorded the fair value of the option grant as contributed capital in the amount of $549,750. Pursuant to the agreement, the option vested immediately and expires two years form the date of grant. Additionally, services are to be rendered by the consultant for a period equal to the life of the option; as a result, the fair value of the option amortizes on a straight line basis over the two-year life of the grant.

On December 7, 2012 our former Chairman granted a further option to purchase up to 2,000,000 shares personally held by him, at an exercise price of $0.48 per share to PCM in connection with consulting services to be provided to him as the Company’s Chairman. As of the date of grant, the consideration for the grant to PCM was fully paid and the options were fully earned by PCM. The personal grant by the former Chairman also included a registration rights agreement whereby we were obligated to register the shares underlying the option at our expense. We were receiving a direct benefit from the services rendered by the consultant and we recorded the fair value of the option grant as contributed capital in the amount of $371,800. Pursuant to the agreement, the option vested immediately and expired two years form the date of grant. Services were to be rendered by the consultant for a period equal to the life of the option; as a result, the fair value of the option amortizes on a straight line method over the two-year life of the grant.

On September 11, 2013, our Company, PCM and our former Chairman entered in to an Omnibus Services and Option Assignment Agreement by which:

●	our former Chairman transferred to us his rights to receive the consulting services called for under the option agreements;
●	PCM assigned to us its rights to purchase shares from our former Chairman under the option agreements;
●	we granted to PCM options to purchase from us the same number of shares at the same exercise prices and with the same option expiration dates as provided in the option agreements; and
●	we amended the registration rights agreement to require the filing of a post-effective amendment to the registration statement filed by the Company to register the shares underlying the options or a new registration statement for the resale of the shares PCM has the right to acquire.

As of the date of the Omnibus Services and Option Assignment Agreement, the consideration for the grant to PCM of the options from our Company was fully paid and such options were fully earned by PCM. Because the options from our Company have identical terms to the original options granted by our former Chairman, we assumed the rights to exercise the original options granted by our former Chairman and there has been no change in the nature of the services performed by PCM or in the benefit we are receiving from such services, we will continue to amortize the original fair values of the options granted by our former Chairman over the same two-year periods as for the original grants. These replacement options have resulted in no additional expense to us.

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

Director Independence

Our Board of Directors presently consists of six members. Our Board of Directors has determined that each of Ms. Bernard, Messrs. Sandelman, Beatty and Livingston are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002. Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of our directors by reference to the rules of a national securities exchange. In accordance with these requirements, we have determined that each of Ms. Bernard, Messrs. Sandelman, Beatty and Livingston are "independent directors," as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2014 and 2013 were: $57,000, and $55,000, respectively.

Audit-Related Fees

No aggregate fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending September 30, 2014 and 2013.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2014 and 2013.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending September 30, 2014 and 2013 were $0 and $0 and included fees related to our registration statements on Form S-1 and for attendance at the Company’s annual meeting.

Audit Committee Pre-Approval Policies

Our Audit Committee has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2014.  Audit-related fees, tax fees, and all other fees, if any, are approved by the Audit Committee.

Work Performed by Others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of SITO Mobile, Ltd. filed with the Secretary of State, State of Delaware September 25, 2013 (Incorporated by reference to Exhibit 3.5 to the registrant's Registration Statement on Form S-1 file on November 6, 2013).
3.2	Certificate of Amendment to the Certificate of Incorporation filed with the Secretary of State of Delaware on September 26, 2014 (Incorporated by reference to current report on 8-K filed September 30, 2014).
3.4	Amended and Restated Bylaws of Hosting Site Network, Inc. (currently known as SITO Mobile, Ltd.) Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 2 to the registrant’s Registration Statement on Form SB-2, filed February 8, 2002.
10.1	Form of Single Touch Interactive, Inc. Warrant ($1.00 exercise price (post-adjustment), expires July 11, 2015). A total of 5,000,000 Warrants (post-adjustment) on this form were issued to two persons in 2005. Incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
10.2	Single Touch Interactive, Inc. Warrant, as amended and re-issued ($0.70 exercise price (post-adjustment), subject to Board resetting; expires July 11, 2015). 1,250,000 Warrants (post-adjustment) on this form were re-issued to Jordan Schur on June 12, 2007. Incorporated by reference to Exhibit 10.2.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
10.3	Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc. dated April 11, 2008. Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.
10.3.1	Amendment 20071210.103.A.001 to the Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc., dated March 20, 2009. Incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.
10.3.2	Amendment 20071210.103.A.002 to Services Agreement 20071210.103.C Between Single Touch Interactive, Inc. and AT&T Services, Inc., dated October 25, 2010. Incorporated by reference to Exhibit 10.6.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
10.3.3*	Amendment 20071210.103.A.005 between Single Touch Interactive, Inc. and AT&T Services dated October 10, 2014 .
10.4+	2008 Stock Option Plan for SITO Mobile, Ltd. (formerly Hosting Site Network, Inc.) Incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
10.4.1+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2008 Stock Option Plan. Incorporated by reference to Exhibit 10.7.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
10.5	Non-Exclusive Special Advisory Services Agreement between Peltz Capital Management, LLC and us, dated October 30, 2008. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008.
10.5.1	Form of Warrant issued by us in favor of Peltz Capital Management, LLC, dated October 30, 2008. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008.
10.5.2	Form of Registration Rights Agreement between Peltz Capital Management, LLC and us, dated October 30, 2008. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 5, 2008.
10.5.3	Settlement and Release Agreement, among Peltz Capital Management, LLC, Anthony Macaluso and SITO Mobile, Ltd., effective September 29, 2010. Incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010.
10.6+	2009 Employee and Consultant Stock Plan. Incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form S-8 (SEC File No. 333-163557), filed December 8, 2009.
10.6.1+	Form of stock grant acknowledgement letter under 2009 Employee and Consultant Stock Plan. Incorporated by reference to Exhibit 10.16.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
10.7	Form of Common Stock Purchase Agreement. We entered into respective agreements on this form with 38 persons between January and May 2010 calling for the issuance of 9,735,132 shares of common stock. Incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
10.8	Form of Common Stock Purchase Agreement. We entered into respective agreements on this form with 29 persons in July 2010 calling for the issuance of units comprising a total of 8,225,339 shares of common stock and 2,056,334 Warrants. Incorporated by reference to Exhibit 10.29 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
10.9+	2010 Stock Option Plan. Incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010
10.9.1+	Certificate regarding amendment of 2010 Stock Plan. Incorporated by reference to Exhibit 10.32.1 to the registrant’s registration statement on Form S-1, filed June 24, 2011.

10.9.2+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2010 Stock Plan. Incorporated by reference to Exhibit 10.32.2 to the registrant’s registration statement on Form S-1, filed June 24, 2011
10.10+	Employment letter agreement, between James Orsini and us, dated March 10, 2011. Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed May 16, 2011
10.11+	Amendment of employment letter agreement, between James Orsini and us, dated May 16, 2011. Incorporated by reference to Exhibit 10.33.1 to the registrant’s registration statement on Form S-1, filed June 24, 2011.
10.12+	Employment letter agreement, between Anthony Macaluso and us, dated June 3, 2011, as of June 1, 2011. Incorporated by reference to Exhibit 10.34 to the registrant’s registration statement on Form S-1, filed June 24, 2011.
10.13+	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed February 13, 2012.
10.14+	Employment letter agreement and Restricted Stock Issuance Agreement, between John Quinn and us, dated September 26, 2011. Incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed February 13, 2012.
10.15	Form of Warrant replacing Stock Option in favor of Pharmacy Management Strategies LLC, dated June 28, 2011. Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed May 18, 2012.
10.15.1	Joint Marketing Agreement between Pharmacy Management Strategies LLC and Single Touch Interactive, Inc. dated March 12, 2012 (Incorporated by reference to Exhibit 3.5 to the registrant's Registration Statement on Form S-1 file on November 6, 2013).
10.16	Option Agreement between Anthony Macaluso and us dated June 30, 2011, together with amendments dated September 30, 2011 and December 28, 2011. Incorporated by reference to Exhibit 10.32 to the registrant’s Registration Statement on Form S-1, filed February 28, 2012.
10.16.1+	Settlement Agreement and Mutual Special Release between Anthony Macaluso and us dated November 27, 2012. Incorporated by reference to Exhibit 10.24.1 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.
10.17	Settlement, Mutual Release and Discharge between Mike Robert and us, dated September 30, 2011. Incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1, filed February 28, 2012.
10.18	Form of Convertible Promissory Note. We entered into respective agreements on this form of note with 8 persons in November 2011 through February 2012 for an aggregate principal amount of $2,000,000. In each case the maturity date is one year after the issuance date. Incorporated by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-1, filed February 28, 2012.
10.18.1	Form of Amendment to Convertible Promissory Note. We entered into an amendment, on this form, with 6 of the 9 original note holders. Incorporated by reference to Exhibit 10.26.1 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.
10.18.2	Form of Warrant to Purchase Common Stock ($0.25 exercise price). We issued a total of 4,000,000 Warrants on this form to 9 persons in November 2011 through February 2012. Incorporated by reference to Exhibit 10.34.1 to the registrant’s Registration Statement on Form S-1, filed February 28, 2012.
10.18.3	Form of Amendment to Warrant. We entered into an amendment, on this form, with 6 of the 9 original warrants holders. Incorporated by reference to Exhibit 10.26.3 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.
10.19	Settlement Agreement and Mutual General Release, among Soapbox Mobile, Inc. with, by and including all Common Shareholders collectively and individually and us, effective March 30, 2012. Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed May 18, 2012.
10.19.1	Perpetual Exclusive License Agreement among Soapbox Mobile, Inc. and us, effective March 30, 2012. Incorporated by reference to Exhibit 10.1.1 to the registrant’s Quarterly Report on Form 10-Q, filed May 18, 2012.
10.20	Form of Warrant to Purchase Common Stock ($0.305 exercise price). We issued a total of 480,000 Warrants on this form to Taglich Brothers, Inc. for services as placement agent on a private offering. Incorporated by reference to Exhibit 10.28 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.
10.20.1	Form of Common Stock Purchase Agreement. We entered into respective agreements on this form with a total of 64 investors in September and October 2012 calling for the issuance of units comprising a total of $3,000,000 in convertible notes and 6,000,000 Warrants. Incorporated by reference to Exhibit 10.28.1 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.

10.20.2	Form of Convertible Note issued for a total of $3,000,000 with a total of 64 investors in September and October 2012. Incorporated by reference to Exhibit 10.28.2 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.
10.20.3	Form of Warrant to Purchase Common Stock ($0.25 exercise price). We issued a total of 6,000,000 Warrants on this form with a total of 64 investors in September and October 2012. Incorporated by reference to Exhibit 10.28.3 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.
10.21+	Board of Directors Service Letter Agreement between Jonathan E. Sandelman and us dated December 10, 2012. Incorporated by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.
10.22	Registration Rights Agreements with Peltz Capital Management LLC, dated October 15, 2012 and December 7, 2012. Incorporated by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.
10.22.1	Option Agreement Between Peltz Capital Management LLC and Anthony Macaluso, dated October 15, 2012 and December 7, 2012, as amended. Incorporated by reference to Exhibit 10.26.1 to the registrant's Registration Statement on Form S-1/A, filed August 19, 2013.
10.22.2	Option Agreement with Peltz Capital Management LLC, dated October 15, 2012 and December 7, 2012, as amended. Incorporated by reference to Exhibit 10.26.2 to the registrant's Registration Statement on Form S-1/A, filed August 19, 2013.
10.22.3	Omnibus Services and Option Assignment Agreement, dated as of September 11, 2013, by and among Peltz Capital Managements LLC, Anthony Macaluso and SITO Mobile, Ltd. Incorporated by reference to Exhibit 10.26.3 to the registrant's Post Effective Registration Statement on Form S-1, filed October 21, 2013.
10.23+	Employment letter agreement between Kurt Streams and us, dated October 18, 2013. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed October 21, 2013.
10.24	Form of Stock Purchase Agreement between the Company and Stephen Baksa (Incorporated by reference to Exhibit 3.5 to the registrant's Registration Statement on Form S-1 file on November 6, 2013).
10.25	Patent License and Settlement Agreement, dated November 12, 2013 (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed November 14, 2013).
10.26	Consulting Agreement between Peter Holden and the Company dated as of October 10, 2013 (Incorporated by reference to Exhibit 10.30 to the registrant’s annual report on Form 10-K, filed December 9, 2014).
10.27	Joint Licensing Agreement entered into as of April 21, 2014 between VideoStar, LLC and Television Technology LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed August 12, 2014).
10.28	Share Purchase Agreement, dated July 24, 2014, by and among the Company and Doublevision Networks, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed July 29, 2014).
10.29	Revenue Sharing and Note Purchase Agreement, dated October 3, 2014 (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed October 9, 2014).
10.30	Subscription Agreement, dated October 3, 2014, (Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed October 9, 2014).
10.31+*	Board of Directors Service Letter Agreement between Betsy J. Bernard and us dated July 15, 2014.
10.32+*	Board of Directors Service Letter Agreement between Joseph A. Beatty and us dated September 9, 2014.
10.33+*	Board of Directors Service Letter Agreement between Philip B. Livingston and us dated November 10, 2014.
21*	List of Subsidiaries.
23.1	Consent of L.L.Bradford & Company, LLC
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITO Mobile, Ltd.

December 2, 2014	By:	/s/ Jerry Hug
Jerry Hug
Chief Executive Officer and Director
(Principal Executive Officer)

December 2, 2014	By:	/s/ Kurt Streams
Kurt Streams
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 2, 2014	/s/ Jerry Hug
Jerry Hug, Chief Executive Officer
and Director (Principal Executive Officer)

Date: December 2, 2014	/s/ Betsy J. Bernard
Betsy J. Bernard, Director

Date: December 2, 2014	/s/ Jonathan Sandelman
Jonathan E. Sandelman, Director

Date: December 2, 2014	/s/ Peter D. Holden
Peter D. Holden, Director

Date: December 2, 2014	/s/ Joseph A. Beatty
Joseph A. Beatty, Director

Date: December 2, 2014	/s/ Philip B. Livingston
Philip B. Livingston, Director

