Form 10-Q
period 2014-12-31
SITO MOBILE, LTD.
filed 2015-02-03
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number:  000-53744

SITO MOBILE LTD.

(Exact name of small business issuer as specified in its charter)

Delaware	13-4122844
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Town Square Place, Suite 204

Jersey City, NJ 07310

(Address of principal executive offices)

(201) 275-0555

(Registrants telephone number, including area code)

____________________________n/a_________________________________

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

The number of shares outstanding of each of the issuer's classes of common equity as of February 3, 2015: 153,698,166 shares of common stock.

Contents

		Page
		Number

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2014 (unaudited) and September 30, 2014	1

	Condensed Consolidated Statement of Operations for the Three Months Ended December 31, 2014 and 2013 (unaudited)	3

	Condensed Consolidated Statement of Stockholder's Equity for the Three Months Ended December 31, 2014 (unaudited) and for the Fiscal Year Ended September 30, 2014	4

	Condensed Consolidated Statement of Cash Flows for the Three Months Ended December 31, 2014 and 2013 (unaudited)	5

	Notes to Condensed Consolidated Unaudited Financial Statements December 31, 2014	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4	Controls and Procedures	25

PART II	OTHER INFORMATION	26

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3	Defaults Upon Senior Securities	26

Item 4	Mine Safety Disclosures	26

Item 5	Other Information	26

Item 6	Exhibits	26

SIGNATURES		27

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2014	2014

Assets
Current assets
Cash and cash equivalents	$5,488,672	$620,185
Accounts receivable, net - current portion	3,388,956	2,443,308
Prepaid consulting	-	81,547
Other prepaid expenses	84,916	151,994

Total current assets	8,962,544	3,297,034

Property and equipment, net	244,584	236,706

Other assets
Accounts receivable, net	225,000	450,000
Capitalized software development costs, net	762,661	639,416
Intangible assets:
Patents	425,420	447,427
Patent applications cost	709,060	609,010
Software license	831,000	831,000
Goodwill	4,482,884	3,482,884
Deferred loan costs, net	132,920	-
Other assets including security deposits	158,946	113,291

Total other assets	7,727,891	6,573,028

Total assets	$16,935,019	$10,106,768

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2014	2014

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,389,712	$1,651,805
Accrued expenses	547,176	501,122
Accrued compensation - related party	438,192	598,592
Deferred revenue	752,324	378,257
Current obligation under capital lease	19,715	16,661
Purchase price payable	1,000,000	-
Note payable	1,000,002	-
Convertible debenture - related party	-	643,973
Convertible debentures - unrelated parties	-	3,646,926

Total current liabilities	6,147,121	7,437,336

Long-term liabilities
Obligations under capital lease	17,900	12,718
Note payable	7,555,763	-

Total long-term liabilities	7,573,663	12,718

Total liabilities	13,720,784	7,450,054

Commitments and contingencies - See note 18

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 153,348,167 shares issued and outstanding as of December 31, 2014 and $.001 par value; 200,000,000 shares authorized, 150,728,628 shares issued and outstanding as of September 30, 2014	153,348	150,729
Additional paid-in capital	138,006,669	136,915,516
Accumulated deficit	(134,945,782)	(134,409,531)

Total stockholders' equity	3,214,235	2,656,714

Total liabilities and stockholders' equity	$16,935,019	$10,106,768

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31,
	2014	2013

Revenue
Wireless applications	$2,424,766	$2,147,128
Licensing and royalties	133,581	750,000
Media placement	1,289,089	10,000
Total Revenue	3,847,436	2,907,128

Cost of Revenue	1,696,347	868,093

Gross Profit	2,151,089	2,039,035

Operating Expenses
General and administrative (including stock based compensation)	1,370,538	2,496,638
Sales and marketing (including stock based compensation)	700,364	227,560
Depreciation and amortization	188,744	149,757
Research and development	10,316	24,093

	2,269,962	2,898,048

Loss from operations	(118,873)	(859,013)

Other Expenses
Interest expense	(417,378)	(192,720)

Net loss before income taxes	(536,251)	(1,051,733)

Provision for income taxes	-	-

Net loss	$(536,251)	$(1,051,733)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding	153,262,747	140,815,604

Stock compensation expense
General and administrative	$172,729	$841,706
Sales and marketing	8,085	-
Total	$180,814	$841,705

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND FOR THE YEAR ENDED SEPTEMBER 30, 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - September 30, 2013	137,220,231	$137,220	$130,886,161	$(129,899,017)	$1,124,364

Shares issued on exercise of stock options	3,745,957	3,746	1,683,705		1,687,451
Shares issued on exercise of stock warrants	2,026,500	2,027	211,430		213,457
Shares issued in debt conversions	100,000	100	49,900		50,000
Shares issued for officer compensation	25,000	25	14,475		14,500
Compensation recognized on option and warrant grants	-	-	998,917		998,917
Purchase of common shares presented for retirement	(389,060)	(389)	(201,072)		(201,461)
Shares issued in the acquisition of DoubleVision	8,000,000	8,000	3,272,000		3,280,000
Net loss for the year ended September 30, 2014	-	-	-	(4,510,514)	(4,510,514)

Balance - September 30, 2014	150,728,628	150,729	136,915,516	(134,409,531)	2,656,714

Sale of shares for cash	2,619,539	2,619	997,381		1,000,000
Compensation recognized on option and warrant grants			93,772		93,772
Net loss for the three months ended December 31, 2014				(536,251)	(536,251)

Balance - December 31, 2014	153,348,167	$153,348	$138,006,669	$(134,945,782)	$3,214,235

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(536,251)	$(1,051,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	24,174	22,133
Amortization expense - software development costs	123,547	94,069
Amortization expense - patents	41,023	33,555
Amortization expense - discount of debt	128,897	97,844
Amortization expense - deferred costs	11,264	-
Loss on disposition of assets	2,950	-
Stock based compensation	180,814	841,706
(Increase) decrease in assets:
(Increase) in accounts receivable, net	(715,649)	(839,605)
Decrease in prepaid expenses	67,078	32,019
(Increase) in other assets	(50,655)	(2,290)
Increase (decrease) in liabilities:
Increase (decrease) in accounts payable	737,907	(320,493)
Increase (decrease) in accrued expenses	(119,839)	664,193
Increase in deferred revenue	374,067	-
Increase (decrease) in accrued interest	(506,031)	70,322

Net cash used in operating activities	(236,704)	(358,280)

Cash Flows from Investing Activities
Patents applications costs	(119,067)	(24,771)
Purchase of property and equipment	(21,843)	(45,655)
Capitalized software development costs	(246,791)	(97,403)

Net cash used in investing activities	$(387,701)	$(167,829)

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2014	2013

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$1,000,000	$1,825,198
Purchase of Company's common stock	-	(150,413)
Proceeds from issuance of debt	8,205,816	-
Principal reduction on obligation under capital lease	(4,924)	(4,052)
Principal reduction on convertible debt	(3,708,000)	-

Net cash provided by financing activities	5,492,892	1,670,733

Net increase in cash	4,868,487	1,144,624

Cash - Beginning balance	620,185	1,146,995

Cash - Ending balance	$5,488,672	$2,291,619

Supplemental Information:

Interest expense paid	$781,143	$24,782
Income taxes paid	$-	$-

Non-cash investing and financing activities:

For the three months ended December 31, 2014

During the three months ended December 31, 2014, the Company issued 2,619,539 shares of its common stock to Fortress Credit Co LLC at $0.3817 per share for an aggregate amount $1,000,000.

On October 21, 2014, the Company entered into a capital lease agreement to purchase a copy machine in the amount of $13,160 payable over a 48-month term.

During the three months ended December 31, 2014, the Company accrued an additional $1,000,000 in purchase price consideration in connection with the acquisition of DoubleVision Networks Inc. ("DoubleVision"). Under the terms of the Purchase and Sale Agreement, the earn-out provision could cause the Company to issue additional shares of the Company’s common stock equal to $1,000,000 (valued at the average closing price for the ninety days ending July 31, 2015) to the former DoubleVision shareholders if the Company’s media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold. In anticipation of meeting this threshold, an additional $1,000,000 was accrued.

During the three months ended December 31, 2014, the Company recognized stock-based compensation expense totaling $180,814, of which $99,267 was recognized through the vesting of 1,250,000 common stock options, and $81,547 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options.

For the three months ended December 31, 2013

During the three months ended December 31, 2013, the Company issued 147,981 shares of its common stock through cashless exercises of 1,166,476 stock options granted to employees.

During the three months ended December 31, 2013, the Company issued 25,000 shares of its common stock to its current Chief Financial Officer pursuant to his employment agreement.

See accompanying notes.

SITO MOBILE, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, History and Business

SITO Mobile, Ltd. (“the Company”) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc. On May 12, 2008, the Company changed its name to Single Touch Systems, Inc. and on September 26, 2014, it changed its name to SITO Mobile, Ltd.

The Company provides a mobile engagement platform that enables brands to increase awareness, loyalty, and ultimately sales.

2.	Summary of Significant Accounting Policies

Reclassification

Certain reclassifications have been made to conform the 2014 amounts to the 2015 classifications for comparative purposes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SITO Mobile, Ltd. and it’s wholly-owned subsidiaries, SITO Mobile Solutions Inc., SITO Mobile R&D IP, LLC, and DoubleVision Networks Inc. (“DoubleVision”). Intercompany transactions and balances have been eliminated in consolidation.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at December 31, 2014 were impaired.

SITO MOBILE, LTD.

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

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the three months ended December 31, 2014 or for the three months ended December 31, 2013. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense. During the three months ended December 31, 2014 and 2013, there were no income taxes, or related interest and penalty items in the income statement, or liabilities on the balance sheet.

Stock Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services and property. The non-cash consideration paid pertains to consulting services and the acquisition of a software license (See Notes 5, 7 and 20).

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

SITO MOBILE, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2014 that have been excluded from the computation of diluted net loss per share amounted to 31,404,000 shares and include 9,889,500 warrants and 21,514,500 options. Potential common shares as of December 31, 2013 that have been excluded from the computation of diluted net loss per share amounted to 52,496,500 shares and included 13,791,000 warrants, 30,849,500 options, and $3,928,000 of debt and accrued interest convertible into 7,856,000 shares of the Company’s common stock.

Concentrations of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Of the Company’s revenue earned during the three months ended December, 2014, approximately 64% was generated from contracts with eight customers covered under the Company’s master services agreement with AT&T. Of the Company’s revenue earned during the three months ended December, 2013, approximately 74% was generated from contracts with nine customers covered under the Company’s master services agreement with AT&T.

The Company’s accounts receivable are typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2014 and 2013, one customer’s accounted for 51% and 98%, respectively, of the Company’s net accounts receivable balance, respectively.

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

Business Combinations

The Company accounts for all business combinations using the acquisition method of accounting.  Under this method, assets and liabilities are recognized at fair value at the date of acquisition.  The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed is recognized as goodwill.  Certain adjustments to the assessed fair values of the assets, liabilities made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill.  Any adjustments subsequent to the measurement period are recorded in income.  Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets.  The Company expenses all costs as incurred related to an acquisition under general and administrative in the consolidated statements of operations.

Recent Accounting Pronouncements

The Company has not identified any recently issued accounting pronouncements that are expected to have a material impact on its financial statements.

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	December 31,	September 30,
	2014	2014
Accounts receivable	$3,616,834	$2,901,672
Less allowance for bad debts	(2,878)	(8,364)

	$3,613,956	$2,893,308
Current portion	$3,388,956	$2,443,308
Long-term portion	$225,000	$450,000

SITO MOBILE, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 12, 2013, the Company entered into an agreement with an unrelated third party regarding its usage since October 2010 of certain Company patented intellectual property. Under the agreement, the Company receives a total of $750,000 and granted extended payment terms that consist of a $100,000 payment received in November 2013, a $200,000 payment received in November 2014, a $225,000 payment to be received in November 2015 and a $225,000 payment to be received in November 2016. The Company has no obligations under the agreement.

4.	Property and Equipment, net

The following is a summary of property and equipment:

	December 31,	September 30,
	2014	2014
Computer equipment	$551,990	$855,289
Equipment	-	46,731
Office furniture	98,986	135,701
Equipment held under capital lease	66,272	53,112
	717,248	1,090,833
Less: accumulated depreciation	(472,664)	(854,127)
	$244,584	$236,706

Depreciation expense for the three months ended December 31, 2014 and 2013 was $24,174 and $22,133, respectively.

5.	Prepaid Consulting

Pursuant to the terms of a Consulting Agreement entered into in 2012, the Company's Executive Chairman at the time personally granted options to a third party to purchase a total of 5,750,000 shares of the Company’s common stock that he owned in exchange for consulting services provided by the third party that directly benefited the Company (the “Former Chairman Options”). Of the 5,750,000 Former Chairman Options, 3,750,000 had an exercise price of $0.295 per share and 2,000,000 had an exercise price of $0.48 per share. The Former Chairman Options granted under the Consulting Agreement expired two years from their dates of grant in October and December 2012. In addition, the term of the Consulting Agreement expired in December 2014, The Company recorded the $847,300 fair value of the Former Chairman Options as contributed capital with an offset to prepaid consulting expense that was amortized to operations over the two-year term of the consulting agreement. The Company’s value of $847,300 was determined using a Binomial Option model based upon an expected life of 5 years, trading prices ranging from $0.30 to $0.46 per share, a risk free interest rate ranging from 0.25% to 0.30%, and expected volatility ranging from 89.348% to 90.201%.

In September 2013, the Company, its former Executive Chairman and the above-indicated third party entered into an agreement, whereby the Company granted options to the third party that have the same terms as the Former Chairman Options in exchange for the third party’s assignment of its interest in the Former Chairman Options to the Company. The Company valued the options granted to the third party in September 2013 at $718,871 and added the cost to the remaining unamortized prepaid consulting expense from the Former Chairman Options. The total was amortized to operations over the term of the consulting agreement. Consulting fees charged to operations for the three months ended December 31, 2014 and 2013 was $81,547 and $272,611, respectively. As of December 31, 2014, the prepaid consulting expense was fully amortized to operations.

6.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	December 31,	September 30,
	2014	2014
Beginning balance	$639,416	$343,575
Additions	246,792	712,450
Amortization	(123,547)	(416,609)
Charge offs	-	-
Ending balance	$762,661	$639,416

Amortization expense for the three months ended December 31, 2014 and 2013 was $123,547 and $94,069, respectively.

As of December 31, 2014, amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending December 31,
2015	$441,088
2016	241,188
2017	80,385
$762,661

SITO MOBILE, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	December 31,	September 30,
	2014	2014
Patent costs	$1,154,980	$1,135,964
Amortization	(729,560)	(688,537)
	$425,420	$447,427

Amortization expenses for the three months ended December 31, 2014 and 2013 was $40,570 and $33,555 respectively.

A schedule of amortization expense over the estimated remaining lives of the patents is as follows:

Year Ending December 31,
2015	$164,997
2016	157,835
2017	51,918
2018	16,505
2019	12,962
Remainder	21,203
$425,420

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

Goodwill

On July 24, 2014, the Company and DoubleVision and the shareholders of the DoubleVision entered into a Share Purchase Agreement pursuant to which the Company acquired all of the shares of DoubleVision. The Company paid $3,600,000 for DoubleVision by issuing 8,000,000 shares of the Company’s common stock to DoubleVision’s shareholders and paid $400,000 to one of DoubleVision’s creditors that resulted in the Company recognizing $3,482,884 in goodwill. The Share Purchase Agreement has an earn-out provision that could cause the Company to issue additional shares of the Company’s common stock equal to $1,000,000 (valued at the average closing price for the ninety days ending July 31, 2015) as additional purchase price consideration if the Company’s media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold. In anticipation of achieving the conditions for payment of the earn-out amount, the Company has accrued $1,000,000 in purchase price payable liability and increased goodwill to $4,482,884 as of December 31, 2014.

8.	Accrued Expenses

The following is a summary of accrued expenses:

	December 31,	September 30,
	2014	2014
Accrued applications costs	$249,532	$171,732
Accrued payroll and related expenses - unrelated parties	153,421	125,910
Accrued professional fees	143,423	202,680
Other accrued expenses	800	800
	$547,176	$501,122

SITO MOBILE, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Purchase Price Payable

During the three months ended December 31, 2014, the Company accrued an additional $1,000,000 in purchase price consideration in connection with the acquisition of DoubleVision. The Share Purchase Agreement has an earn-out provision that could cause the Company to issue additional shares of the Company’s common stock equal to $1,000,000 (valued at the average closing price for the ninety days ending July 31, 2015) as additional purchase price consideration if the Company’s media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold. In anticipation of achieving the conditions for payment of the earn-out amount, an additional $1,000,000 has been accrued.

10.	Capital Leases

The Company leases various office equipment under multiple capital leases that expire in 2016 and 2018. The equipment has a cost of $66,271.

Minimum future lease payments under the capital leases at December 31, 2014 for each of the next four years and in the aggregate are as follows:

Year Ending December 31,
2015	$20,888
2016	12,340
2017	3,790
2018	2,842
Total minimum lease payments	39,860
Less amount representing interest	(2,245)
Present value of net minimum lease payments	$37,615

The effective interest rate charged on the capital leases range from approximately 2.25% to 7.428% per annum. The leases provide for a $1 purchase option. Interest charged to operation for the three months ended December 31, 2014 and 2013 was $298 and $222, respectively. Depreciation charged to operation for the three months ended December 31, 2014 and 2013 was $3,165 and $2,656, respectively.

11.	Income Taxes

As of December 31, 2014, the Company has a net operating loss carryover of approximately $38,500,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2034, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” We had no material unrecognized income tax assets or liabilities for the three months ended December 31, 2014 or for the three months ended December 31, 2013.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three ended December 31, 2014 and 2013, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ending on or before September 30, 2011 or California state income tax examination by tax authorities for years ending on or before September 30, 2010. We are not currently involved in any income tax examinations.

SITO MOBILE, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Convertible Debt

	December 31, 2014	September 30, 2014
Notes Payable:
Convertible term note (a)	$-	$1,700,000
Convertible term note (b)	-	275,000
Convertible term note (c)	-	1,030,000
Convertible term note (d)	-	255,000
Convertible term note (e)	-	448,000
Principal balance	-	3,708,000
Accrued Interest	-	582,899
	-	4,290,899
Less: discount on debt	-	(-)
	-	4,290,899
Less: current portion	(-)	(4,290,899)
Long term debt	$-	$-

a)	In November and December 2011, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of August 31, 2014 and issued warrants to purchase 3,600,000 shares of the Company’s common stock at $0.25 per share that expires on September 7, 2015. The notes provided for conversion of the outstanding principal and the first year’s accrued interest, in the amount of $170,000, into shares of common stock at a conversion price of $0.50 per share at the option of the holders, In October 2014, the Company repaid the notes in full with a cash payment.

b)	On September 7, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of September 7, 2014 and issued warrants to purchase 550,000 shares of the Company’s common stock at $0.25 per share that expires on September 17, 2015. The notes provided for conversion of the outstanding principal into shares of common stock at a conversion price of $0.50 per share at the option of the holders. In October 2014, the Company repaid the notes in full with a cash payment.

c)	On September 27, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of September 27, 2014 and issued warrants to purchase 2,060,000 shares of the Company’s common stock at $0.25 per share that expires on September 27, 2015. The notes provided for conversion of the outstanding principal into shares of common stock at a conversion price of $0.50 per share at the option of the. In October 2014, the Company repaid the notes in full with a cash payment.

d)

On September 28, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of September 28, 2014 and issued warrants to purchase 510,000 shares of the Company’s common stock at $0.25 per share that expires on September 28, 2015. The notes provided for conversion of the outstanding principal into shares of common stock at a conversion price of $0.50 per share at the option of the holders. In October 2014, the Company repaid the notes in full with a cash payment.

e)

On October 5, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of October 5, 2014 and issued warrants to purchase 896,000 shares of the Company’s common stock at $0.25 per share that expires on October 5, 2015. The notes provided for conversion of the outstanding principal into shares of common stock at a conversion price of $0.50 per share at the option of the holders. In October 2014, the Company repaid the notes in full with a cash payment.

In connection with the 2012 private offering of convertible term notes, the Company incurred offering costs totaling $424,843 including the fair value of warrants issued to the Placement Agent to purchase 479,920 shares of the Company’s common stock at a purchase price of $0.304 per share. The value of the warrants of $166,319 was calculated using the Binomial Option model with a risk-free interest rates ranging from 0.31% to 0.34%, volatility ranging from 94.17% to 95.23%, and trading prices ranging from $0.28 to $0.33 per share. The $424,843 was amortized over the two-year term of the related debt using the effective interest method.

The convertible term notes were recorded net of discounts that include the relative fair value of the warrants, the notes’ beneficial conversion features, and the above indicated loan fee, all totaling $1,530,415. The discounts were amortized to interest expense over the term of the various notes using the effective interest method.  The initial value of the warrants of $1,124,773 issued to investors was calculated using the Binomial Option model with a risk-free interest rates ranging from 0.31% to 0.43%, volatility ranging from 94.17% to 103.00%, and trading prices ranging from $0.22 to $0.35 per share. The beneficial conversion feature of $51,516 was calculated using trading prices ranging from $0.26 to $0.35 per share and an effective conversion price $0.0322 per share.

Interest expense on the convertible term notes for the three months ended December 31, 2014 and 2013 was $1,950 and $94,722, respectively. Amortization of the discounts for the three months ended December 31, 2014 and 2013 totaled $0 and $288,379, respectively, which was charged to interest expense.

SITO MOBILE, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Note Payable

	December 31, 2014	September 30, 2014
Notes Payable:
Principal outstanding	$10,000,000	$-
Accrued Interest	49,526	-
Accrued Termination Fee	27,342
	10,076,868	-
Less: discount on note payable	(1,521,103)	(-)
	8,555,765	-
Less: current portion	(1,000,002)	-
Long-term portion	$7,555,763	$-

On October 3, 2014 (the “Effective Date”), the Company and its wholly owned subsidiaries, , SITO Mobile Solutions Inc., SITO Mobile R&D IP, LLC, entered into a Revenue Sharing and Note Purchase Agreement (the “Agreement”) with Fortress Credit Co LLC, as collateral agent (the “Collateral Agent”), and CF DB EZ LLC (the “Revenue Participant”) and the Fortress Credit Co LLC (the “Note Purchaser” and together with the Revenue Participant, (the “Investors”).

On the Effective Date, the Company issued and sold a senior secured note (the “Note”) with an aggregate original principal amount of $10,000,000 (the “Original Principal Amount”) and issued, pursuant to a Subscription Agreement, 2,619,539 new shares of common stock to Fortress at $0.3817 per share (which represents the trailing 30-day average closing price) for an aggregate amount of $1,000,000. After deducting original issue discount of 10% on the Notes and a structuring fee to the Investors, the Parent received $9,850,000 before paying legal and due diligence expenses.

The Original Principal Amount of the Note bears interest at a rate equal to LIBOR plus 9% per annum. Such interest is payable in cash except that 2% per annum of the interest shall be paid-in-kind, by increasing the principal amount of the Notes by the amount of such interest. The term of the Notes is 42 months and the Company must make, beginning in October 2015, monthly amortization payments on the Notes, each in a principal amount equal to $333,334 until the Note is paid in full. The Company shall also apply 85% of Monetization Revenues (as defined in the Agreement) from the Company’s patents to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the Notes until all amounts due with respect to the Notes have been paid in full. After the repayment of the Notes, in addition to the interest, the Company shall pay the Revenue Participants up to 50% of Monetization Revenues totaling (i) $5,000,000, if paid in full prior to March 31, 2018 and (ii) $7,500,000 thereafter (the “Revenue Stream”). The Company must also pay $350,000 to the Note Purchasers upon repayment of the Notes.

The Company may prepay the Notes in whole or in part, without penalty or premium, except that any optional prepayments of the Notes prior to the first anniversary of the Effective Date shall be accompanied by a prepayment premium equal to 5% of the principal amount prepaid

The Agreement contains certain standard Events of Default. The Company granted to the Collateral Agent, for the benefit of the Secured Parties, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to the Patents, which shall be evidenced by, and reflected in, the Patent License Agreement. The Collateral Agent and the Investors agree that the Collateral Agent shall only use such license following an Event of Default. Pursuant to the Security Agreement, the Company granted the Investors a first priority senior security interest in all of the Company’s assets. The Company and the Investors assigned a value of $500,000 to the revenue sharing terms of the Agreement and in accordance with ASC 470-10-25 “Debt Recognition”, the Company recognized $500,000 as deferred revenue and a discount on the Note that is amortized over the 42-month term of the Note using the effective interest method. For the three months ended December 31, 2014, the Company recognized $39,060 in licensing revenue and interest expense from amortization of the deferred revenue.

Interest expense on note for the three months ended December 31, 2014 and 2013 was $247,629 and $0, respectively. Amortization of the discounts for the three months ended December 31, 2014 and 2013 totaled $128,897 and $0, respectively, which was charged to interest expense. Accrual of termination fees for the three months ended December 31, 2014 and 2013 was $27,342 and $0, respectively, which was charged to interest expense.

SITO MOBILE, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Stock Based Compensation

During the three months ended December 31, 2014, the Company recognized stock-based compensation expense totaling $180,814, of which $99,267 was recognized through the vesting of 1,250,000 common stock options, and $81,547 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options (See Note 5). During the three months ended December 31, 2013, the Company recognized stock-based compensation expense totaling $841,706, of which $569,095 was recognized through the vesting of 4,000,000 common stock options, and $272,611 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options (See Note 5).

15.	Related Party Transactions

Effective December 13, 2013, the former Executive Chairman’s employment under the employment agreement by and between the Company and the former Executive Chairman, or otherwise, was terminated.  Pursuant to a Separation Agreement and General Release dated April 9, 2014, the former Executive Chairman resigned from the Board of Directors.  For the three months ended December 31, 2014, the Company paid $100,851 representing the remaining severance obligation costs.

The Company entered into a Separation and General Release Agreement (the “Separation Agreement”) with its former Chief Executive Officer, which confirmed his removal from all positions held with the Company, including its subsidiaries, divisions, affiliates, partnerships, joint ventures and related business entities, effective September 19, 2014. Pursuant to the terms of the Separation Agreement and in accordance with the terms of his employment agreement, the Company will pay to Mr. Orsini, one year of his base salary, accrued but unused vacation time and will provide continued medical coverage for a period of one year. In addition, the Company will reimburse Mr. Orsini for $10,000 for his attorneys’ fees in connection with his Separation Agreement. In exchange for these payments, and other provisions, Mr. Orsini agreed to a general release in favor of the Company. The Separation Agreement became effective September 19, 2014. For the three months ended December 31, 2014, the Company paid $107,410 under terms of the Separation Agreement and has accrued $350,441 in remaining obligations.

On November 10, 2014, the Company granted options to a Director to purchase 250,000 of Company common stock at a purchase price of $0.303 per share expiring November 10, 2019. The 250,000 options were valued at $48,325 under the Binomial Option Model using a trading price of $0.29 per share, a risk free interest rate of 1.65%, and volatility of 102.66%. The options immediately vested upon grant and the $48,325 was fully charged to operations on the date of grant.

On November 21, 2014, the Company granted options to an employee to purchase 150,000 of Company common stock at a purchase price of $0.2805 per share expiring November 21, 2019. The 150,000 options were valued at $28,230 under the Binomial Option Model using a trading price of $0.26 per share, a risk free interest rate of 1.60%, and volatility of 100.62%. The options vest in increments of 50,000 shares over a three-year period and the $28,230 is charged to operations over the vesting period of the options.

On November 21, 2014, the Company granted options to an employee to purchase 380,000 of Company common stock at a purchase price of $0.2805 per share expiring November 21, 2019. The 380,000 options were valued at $71,516 under the Binomial Option Model using a trading price of $0.26 per share, a risk free interest rate of 1.60%, and volatility of 100.62%. The options vest in increments of 126,667 shares over a three-year period and the $71,516 is charged to operations over the vesting period of the options.

On November 21, 2014, the Company approved a compensation plan for the executive officers of the Company which provides for the payment of a cash bonus and an equity grant of performance options to the Company’s Chief Executive Officer and its Chief Financial Officer (the “Executives”). Each Executive is eligible for an annual cash bonus, based upon net revenue, gross margins, and individual key performance indicators, set annually by the Company’s Compensation Committee (the “Target Performance”). The target bonus for the Chief Executive Officer (“CEO”) is 50% of his base salary and for the Chief Financial Officer (“CFO”), the target bonus is 40% of his base salary. Eighty percent of the cash bonus is based upon the target net revenues and gross margins of the Company with 20% of the cash bonus based upon individual key performance indicators. Fifty percent of the target cash bonus will be paid if threshold performance of 80% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 150% of the cash bonus paid if 120% of the Target Performance is achieved. As of December 31, 2014, the Company has accrued $42,281 in compensation expense for the potential incentive cash bonuses. The equity grant component of the compensation plan provides for the grant of 1,050,000 performance options to purchase shares of Company common stock to the CEO and 420,000 performance options to purchase shares of Company common stock to the CFO, with the number of performance options to be received by each of the Executives based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three year increments commencing on the grant date and are exercisable at a price of $0.2805. As of December 31, 2014, the Company has accrued $5,495 in stock compensation expense for the potential incentive stock option bonuses.

SITO MOBILE, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 15, 2014 the Company granted options to 21 employees to purchase an aggregate of 435,000 shares of Company common stock at a purchase price of $0.25 per share expiring December 15, 2019. The 435,000 options were valued at $72,341 under the Binomial Option Model using a trading price of $0.23 per share, a risk free interest rate of 1.64%, and volatility of 100.54%. The options vest in increments of 145,000 shares over a three-year period and the $72,340.50 is charged to operations over the vesting period of the options.

16.	Fair Value

The Company’s financial instruments at December 31, 2014 and 2013 consist principally of notes payable and convertible debentures. Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

December 31, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Accounts receivable, net	$-	$3,613,956	-	$3,613,956

Liabilities:
Note payable	$-	$8,555,765	-	$8,555,765
Purchase price payable	$-	$1,000,000	-	$1,000,000
Obligation under capital lease	$-	$37,615	-	$37,615

September 30, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Accounts receivable, net	$-	$2,893,308	-	$2,893,308

Liabilities:
Convertible debentures	$-	$4,290,899	-	$4,290,899
Obligation under capital lease	$-	$29,379	-	$29,379

SITO MOBILE, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the three months ended December 31, 2014, the Company issued 2,619,539 shares of common stock for which the Company received $1,000,000 in gross proceeds.

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

Warrants

During the three months ended December 31, 2014, no warrants were granted or exercised, and 3,600,000 warrants expired.

Options

On November 10, 2014, the Company granted options to a newly appointed Director to purchase 250,000 of Company common stock at a purchase price of $0.303 per share that expires November 10, 2019. The 250,000 options were valued at $48,325 under the Binomial Option Model using a trading price of $0.29 per share, a risk free interest rate of 1.65%, and volatility of 102.66%. The options immediately vested and the $48,325 was fully charged to operations on the date of grant.

On November 21, 2014, the Company granted options to an Employee to purchase 150,000 of Company common stock at a purchase price of $0.2805 per share that expire on November 21, 2019. The 150,000 options were valued at $28,230 under the Binomial Option Model using a trading price of $0.26 per share, a risk free interest rate of 1.60%, and volatility of 100.62%. The options vest in increments of 50,000 shares over a three-year period and the $28,230 is charged to operations over the vesting period of the options.

On November 21, 2014, the Company granted options to an Employee to purchase 380,000 of Company common stock at a purchase price of $0.2805 per share expiring November 21, 2019. The 380,000 options were valued at $71,516 under the Binomial Option Model using a trading price of $0.26 per share, a risk free interest rate of 1.60%, and volatility of 100.62%. The options vest in increments of 126,667 shares over a three year period and the $71,516 is charged to operations over the vesting period of the options.

On December 15, 2014, the Company granted 21 employees options to purchase an aggregate of 435,000 shares of Company common stock at a purchase price of $0.25 per share expiring December 15, 2019. The 435,000 options were valued at $72,341 under the Binomial Option Model using a trading price of $0.23 per share, a risk free interest rate of 1.64%, and volatility of 100.54%. The options vest in increments of 145,000 shares over a three year period and the $72,341 is charged to operations over the vesting period of the options.

A summary of outstanding stock warrants and options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding – September 30, 2013	49,704,952		$.48
Granted	2,150,000		$.58
Exercised	(6,790,952)		$(.36)
Cancelled	(5,225,000)		$(.55)
Outstanding – September 30, 2014	39,839,000		$.47
Granted	1,215,000		$.27
Exercised	-	$	(-)
Cancelled	(9,650,000)		$(.34)
Outstanding - December 31, 2014	31,404.000		$.51

Of the 31,404,000 options and warrants outstanding, 29,939,000 are fully vested and currently available for exercise.

SITO MOBILE, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Commitments and Contingency

Operating Leases

The Company leases office space in Rogers, Arkansas; Jersey City, New Jersey; and Boise, Idaho. The Rogers office is leased for a term of five years, effective January 1, 2012. The Company’s Boise office space is subject to a 38-month lease that commenced on May 1, 2014. The Jersey City office lease, amended on November 6, 2014, expires on November 30, 2018 and the Company has the option to extend the term for an additional five years. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses. Rent expense for the three months ended December 31, 2014 and 2013 was $56,616 and $56,195, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of December 31, 2014 for the next five years and in the aggregate are:

2015	$326,687
2016	327,545
2017	269,982
2018	235,224
2019	-
$1,159,438

Employment Agreement

Pursuant to the Company’s employment agreement with its CFO dated October 18, 2013; the Company pays the CFO an annual salary of $200,000. The employment agreement also calls for successive one-year renewals unless either party elects against renewal. The CFO can also receive discretionary cash bonuses. Pursuant to the employment agreement, the CFO received a grant of 25,000 shares of Company common stock under our 2009 Employee and Consultant Stock Plan, with restrictions that expired 180 days after the CFO remained employed with the Company. The CFO also received stock options under the Company’s 2010 Stock Option Plan to purchase 750,000 shares of Company common stock at a strike price of $0.62, expiring on November 1, 2018. The stock options vest annually in equal installments of 250,000 over a three-year period commencing on November 1, 2014.

19.	DoubleVision Acquisition

On July 24, 2014, the Company acquired all of the outstanding capital stock of DoubleVision, a provider of mobile media for clients looking to place advertisements in mobile devices based on real-time data.   With this acquisition, the Company integrated DoubleVision’s ability to provide real-time advertising in its mobile media market with the Company’s product offerings.  The contractual price for the acquisition was $3,680,000 million by issuing 8,000,000 shares of the Company’s common stock to DoubleVision’s shareholders at an agreed-upon valuation of $.41 per share, plus a cash payment of $400,000 to one of DoubleVision’s creditors.

In addition to the initial purchase price, the agreement calls for $1,000,000 in contingent consideration based on the Company achieving $3,000,000 in media placement revenue in the twelve months ended July 31, 2014.  At December 31, 2014, the Company recorded the additional $1,000,000 purchase price payable in anticipation of achieving the revenue milestone.

As of December 31, 2014, the allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows:

Cash and cash equivalents	$10,102
Accounts receivable	43,574
Note receivable	10,000
Machinery and equipment	21,764
Software development costs	260,524
Security deposit	6,150
Goodwill	4,482,884
Accounts payable	(154,998)
Total purchase price	$4,680,000

The following table summarizes the fair value of identifiable intangible assets acquired:

Software development costs	$260,524
Total intangible assets acquired, excluding goodwill	$260,524

The excess of the fair value of the total consideration over the estimated fair value of the net assets was recorded as goodwill, which was primarily attributable to the synergies expected from combining the technologies, including complementary products that will enhance the Company’s overall product portfolio, and the value of the workforce that became Company employees following the closing of the acquisition.  The goodwill recognized is not deductible for income tax purposes.

SITO MOBILE, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro forma Information

The following unaudited pro forma information presents the consolidated results of operation of the Company as if the acquisition completed during the year ended September 30, 2014 had occurred at the beginning of the applicable annual reporting period, with pro forma adjustments to give effect to intercompany transactions to be eliminated, amortization of intangible assets, share-based compensation, and transaction costs directly associated with the acquisition:

Net revenue	$10,681,740
Net loss	(4,046,089)
Net loss per share	(0.03)
Net loss per share-diluted	(0.03)

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of the earliest period presented, or of the future results of the consolidated entities.  The unaudited pro forma consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

20.	Subsequent Events

On January 20, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with Hipcricket, Inc. (“Hipcricket”) pursuant to which the Company will acquire (the “Sale”) substantially all of the assets of Hipcricket (the “Assets”). Hipcricket has filed a voluntary petition under Chapter 11 in the United States Bankruptcy Court ("Court") for the District of Delaware along with a motion seeking authorization to approve bid procedures under Section 363 of the U.S. Bankruptcy Code (the “Bankruptcy Proceeding”). The Company will bid as the "stalking horse" bidder to acquire the Assets for aggregate consideration of approximately $4.5 million, plus certain additional consideration as approved or required by the Court less the DIP Obligations (as defined below). The Sale is expected to be conducted under the provisions of the Bankruptcy Code and will be subject to receipt of a higher bid at auction. Subject to approval of the Court, the Company shall act as the “stalking horse” bidder for the Assets. Additionally, the APA requires Hipcricket to pay a break-up fee to the Company equal to $225,000 upon the consummation of a sale of a material portion of Hipcricket’s assets to a third party. The APA also provides for reimbursement of $100,000 of expenses incurred by the Company in connection with the APA. The closing of the purchase of the Seller’s Assets and the terms and conditions of the APA are subject to certain conditions, including approval of the Court. Additionally, on January 23, 2015, the Company and Hipcricket entered into a debtor-in-possession note (the “DIP Note”) pursuant to which the Company agreed to loan Hipcricket $3,500,000 to support Hipcricket’s ongoing operations during the Bankruptcy Proceeding, $2,200,000 of which shall be transferred to Hipcricket immediately. Such DIP Note is subject to Court approval. The outstanding principal of the DIP Note shall accrue interest at a rate of 13% per annum. The interest and outstanding principal shall be due and payable on the earlier to occur of (i) the date the Sale is consummated; (ii) April 3, 2015; (iii) upon acceleration of the DIP Note pursuant to the terms of the APA; and (iv) the termination date (the “Maturity Date”). On the Maturity Date, the Company’s obligation as the DIP lender to provide Loans shall terminate.

On January 30, 2015, the Company issued 350,000 shares of common stock valued at $70,000 as payment to a third party for consulting services.

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

Overview

We provide a mobile engagement platform that enables brands to increase awareness, loyalty, and ultimately sales.

Our business has focused on leveraging our solution in the areas of messaging/notifications and media placement on mobile devices. Our Verified Walk-In platform is a proprietary attribution technology that utilizes geo-fencing to reach customers within a certain radius of location and uses technology to push coupons, advertisements, and promotions to mobile apps and mobile websites in real-time, allowing for a more accurate advertising approach. This technology identifies consumers who visit physical storefronts after seeing advertisements that we serve. This platform allows our clients to assess mobile-to-offline attribution allowing the ability to quantify and measure the impact of campaigns on in-store visits, leveraging real-time insights on campaign performance through key metrics such as user demographics, psychographics, visitation rates, click-through and time of engagement.

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

On July 24, 2014, we acquired all of the shares of DoubleVision Networks, Inc. (“DoubleVision”). We paid $3.6 million for DoubleVision by issuing 8,000,000 shares of the Company’s common stock to the Sellers at an agreed-upon valuation of $0.45 per share. We also agreed to pay $400,000 to one of DoubleVision’s creditors. Substantially all of the Double Vision shareholders are subject to lockup agreements that restrict the sale of the shares acquired for at least one year. The purchase price may be reduced subject to certain conditions related to DoubleVision’s liabilities. The Double Vision shareholders also have an earn –out provision which could cause us to issue additional shares of our common stock equal to $1,000,000 (valued at the average closing price for the ninety days ending July 31, 2015) to the Sellers if our media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold. In anticipation of achieving the conditions for payment of the earn-out amount, we accrued the additional $1,000,000 in purchase price.

On January 20, 2015, we entered into an asset purchase agreement (the "Agreement") with Hipcricket Inc. (“Hipcricket”) to acquire substantially all of its assets for $4.5 million in cash. Hipcricket provides an end-to-end, data driven mobile engagement and analytics solution that empowers brands, agencies and media companies to drive customer engagement, loyalty and sales.  Hipcricket’s proprietary, scalable and user friendly AD LIFE® software-as-a service platform creates measurable, real-time, one-to-one relationships between companies and their current or prospective customers, using text messages, multimedia messages, mobile web sites, mobile applications, mobile coupons, quick response codes and via mobile advertising. Hipcricket reported revenues of $26.7 million for the fiscal year ended February 28, 2014 and currently holds 21 U.S. patents covering technology inventions. The Agreement provides that we will offer employment to all of Hipcricket's employees. Subject to the closing of the transaction, we intend to continue to provide services and support to existing Hipcricket customers. As part of the transaction, Hipcricket’s Chairman and Chief Executive Officer, Todd Wilson, intends to join SITO Mobile during the transition for a period of six to twelve months. On January 20, 2015, Hipcricket filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for the District of Delaware to facilitate the Agreement. The transaction is subject to a Bankruptcy Court supervised process under Section 363 of the Bankruptcy Code and is subject to an auction and Bankruptcy Court approval. The Agreement comprises the initial "stalking-horse bid" in the auction process, which is subject to higher and better offers. In addition, we are providing debtor-in-possession financing to support Hipcricket's ongoing operations during the bankruptcy.

As we expand operational activities and seek new opportunities to monetize our patented technology, we may from time to time experience operating losses and/or negative cash flows from operations and we may be required to obtain additional financing to fund operations. There can be no assurance that such financing will be available to us. We are heavily reliant on the revenue we generate from a single customer relationship. Our core mobile media business operates in a relatively new and evolving industry that seeks to gain a larger share of business spending which has traditionally been directed toward older established media solutions. There can be no assurance that we will be successful in addressing these challenges and others that we face, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Results of Operations

Results of Operations for the Three Months Ended December 31, 2014 and 2013

During the three months ended December 31, 2014, our revenue increased by approximately 32% over revenue generated during the three months ended December 31, 2013 ($3,847,436 in the three months ended December 31, 2014 compared to $2,907,128 in the three months ended December 31, 2013).

Of our revenue earned during the three months ended December 31, 2014, approximately 64% was generated from contracts with seven customers covered under our master services agreement with AT&T.  Of our revenue earned during the quarter ended December 31, 2013, approximately 74% was generated from contracts with six customers covered under our master services agreement with AT&T and 26% was generated from our agreement with Zoove Cooperation.

Our cost of revenue, which represent the direct out-of-pocket costs associated with wireless applications and media placement revenues, increased $828,254 or 95% to $1,696,347 for the three months ended December 31, 2014 as compared to $868,093 for the three months ended December 31, 2013. Our cost of revenue varies substantially in line with wireless applications and media placement revenues and our increased cost of revenue for the three months ended December 31, 2014 as compared to the three months December 31, 2013 was the result of the 72% increase in those revenues over the same comparable periods.

Our gross profit represents our total revenue less our cost of sales.  For the three months ended December 31, 2014 and 2013, our gross profit was $2,151,089 and $2,039,035, an increase of $112,054 or 5%. We do not have cost of revenue associated with our licensing and royalties revenue. When excluding licensing and royalties revenue for the three-months ended December 31, 2014, our gross margin was 54% as compared to a gross margin of 60% for the three months ended December 31, 2013. Our media placement business generated a 47% gross margin for the three months ended December 31, 2014 as compared to our wireless applications business that generated a 58% gross margin for that period. For the three months ended December 31, 2014, our media placement revenues comprised 33.5% of total revenue and contributed more to our overall gross margin as compared to the three months ended December 31, 2014 when media placement revenue comprised 0.3% of total revenue.

General and administrative expense, excluding stock based compensation, was $1,197,809 for the three months ended December 31, 2014 as compared to $1,654,932 for the three months ended December 31, 2013, an decrease of $457,123 or 28%, that is primarily attributable to our accruing $423,487 in one-time compensation expense in the three months ended December 31, 2013 in connection with terminating our employment agreement with our former Executive Chairman on December 13, 2013.

Sales and marketing expense, excluding stock based compensation, was $692,279 for the three months ended December 31, 2014 as compared to $227,560 for the three months ended December 31, 2013, an increase of $464,719 or 204%, that is primarily attributable to increased sales and marketing spending in connection with our media placement business that we launch in December 2013 and expanded following the DoubleVision acquisition in July 2014.

Research and Development expense decreased from $24,093 in the three months ended December 31, 2013 to $10,316 in the three months ended December 31, 2014, representing less than 1% of revenues, a level that is consistent with past periods.

For the three months ended December 31, 2014, total stock based compensation expense decreased 79% to $180,814 from $841,706 for the three months ended December 31, 2013. The decrease is attributable to fewer stock based compensation issuances as part of our effort to reduce the number of issued and potentially issuable shares of our common stock.

Interest expense for the three months ended December 31, 2014 and 2013 was $417,378 and $192,720, respectively, an increase of $224,658 or 117%. The increase in interest expense is attributable to the increase in the outstanding principal of our debt. In October 2014, we sold a secured $10,000,000 42-month note having an interest rate of LIBOR, which was 0.11% as of December 31, 2014, plus 9%. Included in interest expense for the three months ended December 31, 2014 is $156,239 in amortization of discounts on the debt for a structuring fee, termination fees and the rights assigned to the note holder to share in our potential future new intellectual property monetization revenue streams.

Our net loss for the three months ended December 31, 2014 was $536,251 as compared to a net loss of $1,051,733 for the three months ended December 31, 2013, a decrease of $515,482 or 49% that is primarily attributable to the $740,140 improvement in our latest quarter’s net results from operations that was partially offset by the $224,658 increase in interest expense over the comparable periods. Excluding stock based compensation, our net loss for the three month periods ended December 31, 2014 and 2013 were $355,437 and $210,027, respectively. Our earnings before interest, taxes, depreciation and amortization or EBITDA that was $69,871 for the three months ended December 31, 2014 as compared to a loss of ($709, 256) on an EBITDA basis for the three months ended December 31, 2013.

Our net result on a basic and fully diluted basis was $0.00 per share the three months ended December 31, 2014 based on our weighted average shares outstanding of 153,262,747 as compared to a net loss of $0.01 per share for the three months ended December 31, 2013. The increase in the number of weighted shares outstanding primarily reflect the issuance of 5,772,457 shares for stock options and warrants exercised during the quarter ended December 31, 2013, the 8,000,000 shares for the acquisition of DoubleVision in July 2014 and 2,619,539 shares sold to Fortress Credit Co LLC (“Fortress”) at $0.3817 per share in October 2014.

Liquidity and Capital Resources

At December 31, 2014, we had total assets of $16,935,019 and total liabilities of $13,720,784. At September 30, 2014, we had total assets of $10,106,768 and total liabilities of $7,450,054. As of September 30, 2013, we had total assets of $6,523,206 and total liabilities of $5,398,842.  The $6,828,251 or 68% increase in assets is primarily attributable to the $4,868,487 increase in cash from sale of a long-term secured note and our common stock to Fortress that was partially offset by repayments of all principal and interest due on our convertible debentures that matured, $4,482,884 increase in goodwill from the DoubleVision acquisition and $720,648 increase in accounts receivable attributable to increased revenues. At December 31, 2014, we had cash of $5,488,672 as compared to $620,185 at September 30, 2013, an increase of $4,868,487. The $6,270,730 increase in liabilities in the year since September 30, 2014 is largely due to the net increase in our outstanding debt resulting from our sale of a long-term note to Fortress and repayment of our convertible debentures and the anticipated $1,000,000 increase purchase price payable for the DoubleVision acquisition that will be paid with shares of our common stock should we generate $3,000,000 in media placement revenue for the twelve months ended July 31, 2015 and achieve certain gross margin thresholds, which we now expect to occur.

During the three ended December 31, 2014, we used $236,704 in cash for operating activities as compared to the $358,280 that we used for operating activities during the three months ended December 31, 2013.

Cash used in investing activities for the three months ended December 31, 2014 was $387,701, of which $246,791 represented the capitalized internal costs of our software development for our core operations and $119,067 represents investments in our IP that is designed to strengthen our IP portfolio and expand our mobile communications/advertising offerings, which were increased levels of investment as compared to the three months ended December 31, 2014.

Cash provided from financing activities for the three months ended December 31, 2014 totaled $5,492,892. We received $8,205,816 from the sale of our note to Fortress, net of fees and expenses, $1,000,000 from issuances of our common stock to Fortress and used those proceeds to repay $3,708,000 in principal plus accrued interest on outstanding convertible notes that had a 10% interest rate and gave the note holders’ the right to convert in the debentures into 7,756,000 shares of our common stock.

On October 3, 2014, we, together with our wholly owned subsidiaries SITO Mobile Solutions, Inc. and SITO Mobile R&D IP entered into a Revenue Sharing and Note Purchase Agreement with Fortress Credit Co LLC, CF DB EZ LLC and Fortress Credit Co LLC pursuant to which we issued and sold a senior secured note with an aggregate original principal amount of $10,000,000 and sold 2,619,539 newly issued shares of common stock to Fortress at $0.3817 per share. After deducting original issue discount of 10% on the Note and a structuring fee to the Investors, we received $9,850,000 before paying legal and due diligence expenses.

Our note payable to Fortress bears interest at a rate equal to LIBOR plus 9% per annum of which 2% per annum of the interest is paid with our common stock at maturity. The term of the Note is 42 months and we began making monthly interest payments in October 2014, and beginning in October 2015, monthly amortization payments on the Note, each in a principal amount equal to $333,334 until we repay the note in full. We agreed to apply 85% of any revenues from new licensing and royalty arrangements that we generate using our patents (“Monetization Revenues”) to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the notes until all amounts due with respect to the note have been paid in full. After the repayment of the note, in addition to the interest, we will pay Fortress up to 50% of Monetization Revenues totaling (i) $5,000,000, if paid in full prior to March 31, 2018 and (ii) $7,500,000 thereafter. We must also pay $350,000 to the Note Purchasers upon repayment of the Note.

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

Long-Lived Assets

We account for our long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. We determined that none of our long-term assets at December 31, 2014 were impaired.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

To the best of our knowledge, we are not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A - Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2014, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended September 30, 2014.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

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

SITO Mobile Ltd.

Date: February 3, 2015	By:	/s/ Jerry Hug
Jerry Hug, Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2015	By:	/s/ Kurt Streams
Kurt Streams, Chief Financial Officer
(Principal Financial Officer)

