Form 10-Q
period 2015-03-31
SITO MOBILE, LTD.
filed 2015-05-05
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of each of the issuer's classes of common equity as of May 5, 2015:153,898,166 shares of common stock.

Contents

		Page
		Number

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and September 30, 2014	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2015 and 2014 (unaudited)	3

	Condensed Consolidated Statements of Stockholder's Equity for the Six Months Ended March 31, 2015 (unaudited) and for the Fiscal Year Ended September 30, 2014	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2015 and 2014 (unaudited)	5

	Notes to Condensed Consolidated Unaudited Financial Statements March 31, 2015	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 1A	Risk Factors	29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3	Defaults Upon Senior Securities	29

Item 4	Mine Safety Disclosures	29

Item 5	Other Information	29

Item 6	Exhibits	30

SIGNATURES		31

PART I - FINANCIAL INFORMATION

SITO Mobile, Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,815,907	$620,185
Accounts receivable, net - current portion	3,412,297	2,443,308
Other receivables	525,000	-
Prepaid expenses	239,384	233,541

Total current assets	8,992,588	3,297,034

Property and equipment, net	325,073	236,706

Other assets
Accounts receivable, net	225,000	450,000
Capitalized software development costs, net	989,263	639,416
Intangible assets:
Patents, net	384,171	447,427
Patent applications cost	834,483	609,010
Software license	831,000	831,000
Goodwill	4,482,884	3,482,884
Deferred loan costs, net	120,653	-
Other assets including security deposits	83,326	113,291

Total other assets	7,950,780	6,573,028

Total assets	$17,268,441	$10,106,768

See accompanying notes.

SITO Mobile, Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2015	2014
	(unaudited)

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,994,687	$1,651,805
Accrued expenses	459,867	501,122
Accrued compensation - related party	374,673	598,592
Deferred revenue	567,214	378,257
Current obligation under capital lease	19,855	16,661
Purchase price payable	1,000,000	-
Note payable net - current portion	2,000,004	-
Convertible debentures - related party	-	643,973
Convertible debentures - unrelated parties	-	3,646,926

Total current liabilities	7,416,300	7,437,336

Long-term liabilities
Obligations under capital lease	12,883	12,718
Note payable net	6,776,248	-

Total long-term liabilities	6,789,131	12,718

Total liabilities	14,205,431	7,450,054

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 153,898,166 shares issued and outstanding as of March 31, 2015 and 150,728,628 shares issued and outstanding as of September 30, 2014	153,898	150,729
Additional paid-in capital	138,193,405	136,915,516
Accumulated deficit	(135,284,293)	(134,409,531)

Total stockholders' equity	3,063,010	2,656,714

Total liabilities and stockholders' equity	$17,268,441	$10,106,768

See accompanying notes.

SITO Mobile, Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Wireless applications	$2,004,316	$1,757,193	$4,429,082	$3,904,321
Licensing and royalties	135,004	-	268,585	750,000
Media placement	1,627,500	60,000	2,916,589	70,000
Total Revenue	3,766,820	1,817,193	7,614,256	4,724,321

Cost of Revenue	1,580,134	862,407	3,400,028	1,824,569

Gross Profit	2,186,686	954,786	4,214,228	2,899,752

Operating Expenses
General and administrative (including stock based compensation)	1,155,334	1,565,662	2,525,872	4,062,300
Sales and marketing (including stock based compensation)	912,128	238,085	1,612,492	465,645
Depreciation and amortization	68,081	57,380	133,278	113,068
Research and development	9,418	11,632	19,734	35,725

	2,144,961	1,872,759	4,291,376	4,676,738

Income (loss) from operations	41,725	(917,973)	(77,148)	(1,776,986)

Other Income (Expenses)
Interest income	54,189	-	54,189	-
Interest expense	(434,425)	(191,103)	(851,803)	(383,823)

Net loss before income taxes	(338,511)	(1,109,076)	(874,762)	(2,160,809)

Income taxes	-	-	-	-

Net loss	$(338,511)	$(1,109,076)	$(874,762)	$(2,160,809)

Basic and diluted loss per share	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding	153,662,610	142,706,095	153,460,481	141,787,307

Stock based compensation expense
General and administrative	$126,851	$266,684	$299,580	$1,108,390
Sales and marketing	23,115	-	31,200	-
Total	$149,966	$266,684	$330,780	$1,108,390

See accompanying notes.

SITO Mobile, Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2015 AND FOR THE YEAR ENDED SEPTEMBER 30, 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - September 30, 2013	137,220,231	$137,220	$130,886,161	$(129,899,017)	$1,124,364

Shares issued on exercise of stock options	3,745,957	3,746	1,683,705		1,687,451
Shares issued on exercise of stock warrants	2,026,500	2,027	211,430	-	213,457
Shares issued in debt conversions	100,000	100	49,900	-	50,000
Shares issue for officer compensation	25,000	25	14,475	-	14,500
Compensation recognized on option and warrant grants	-	-	998,917	-	998,917
Purchase of common shares presented for retirement	(389,060)	(389)	(201,072)	-	(201,461)
Shares issued in the acquisition of DoubleVision	8,000,000	8,000	3,272,000	-	3,280,000
Net loss for the year ended September 30, 2014	-	-	-	(4,510,514)	(4,510,514)

Balance - September 30, 2014	150,728,628	150,729	136,915,516	(134,409,531)	2,656,714

Shares issued on exercise of stock warrants	200,000	200	49,800	-	50,000
Shares issued for payment of services	350,000	350	90,650	-	91,000
Sale of shares for cash	2,619,538	2,619	997,381	-	1,000,000
Compensation recognized on option and warrant grants	-	-	140,058	-	140,058
Net loss for the six months ended March 31, 2015	-	-	-	(874,762)	(874,762)

Balance - March 31, 2015 (unaudited)	153,898,166	$153,898	$138,193,405	$(135,284,293)	$3,063,010

See accompanying notes.

SITO Mobile, Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March 31,
	2015	2014
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net loss	$(874,762)	$(2,160,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	53,957	45,958
Amortization expense - software development costs	273,255	188,780
Amortization expense - patents	82,272	67,110
Amortization expense - discount of convertible debt	269,276	196,223
Amortization expense - deferred costs	23,530	-
Provision for bad debt	5,500	-
Stock based compensation expense	330,780	1,108,390
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(749,489)	(450,697)
(Increase) in other receivable	(525,000)	-
(Increase) decrease in prepaid expenses	(87,390)	69,276
Decrease in other assets	29,967	1,413
Increase (decrease) in accounts payable	1,342,882	(368,361)
Increase (decrease) in accrued expenses	(283,349)	1,085,759
Increase in deferred revenue	188,957	-
Increase (decrease) in accrued interest	(425,923)	83,346

Net cash used in operating activities	(345,537)	(133,612)

Cash Flows from Investing Activities
Patents and patent applications costs	(244,490)	(145,415)
Purchase of property and equipment	(129,164)	(55,477)
Capitalized software development costs	(623,102)	(191,521)

Net cash used in investing activities	$(996,756)	$(392,413)

See accompanying notes.

SITO Mobile, Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March 31,
	2015	2014
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$1,050,000	$1,900,907
Purchase of Company's common stock	-	(201,461)
Proceeds from issuance of note payable	8,205,816	-
Principal reduction on obligation under capital lease	(9,801)	(8,124)
Principal reduction on convertible debt	(3,708,000)	-

Net cash provided by financing activities	5,538,015	1,691,322

Net increase in cash and cash equivalents	4,195,722	1,165,297

Cash and cash equivalents - Beginning balance	620,185	1,146,995

Cash and cash equivalents - Ending balance	$4,815,907	$2,312,292

Supplemental Information:

Interest expense paid	$984,919	$103,831
Income taxes paid	$-	$-

Non-cash investing and financing activities:

For the six months ended March 31, 2015

During the six months ended March 31, 2015, the Company issued 350,000 shares of its common stock at $0.26 per share for an aggregate amount of $91,000 in exchange for consulting services.

During the six months ended March 31, 2015, the Company issued 2,619,538 shares of its common stock to Fortress Credit Co LLC at $0.3817 per share for an aggregate amount of $1,000,000.

On October 21, 2014 the Company entered into a capital lease agreement to purchase a copy machine in the amount of $13,160 payable over a 48-month term.

During the six months ended March 31, 2015, the Company accrued an additional $1,000,000 in purchase price consideration in connection with the acquisition of DoubleVision Networks Inc. ("DoubleVision"). Under the terms of the Purchase and Sale Agreement, the earn-out provision could cause the Company to issue additional shares of the Company’s common stock equal to $1,000,000 (valued at the average closing price for the ninety days ending July 31, 2015) to the former DoubleVision shareholders if the Company’s media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold. In anticipation of meeting this threshold, an additional $1,000,000 has been accrued.

During the six months ended March 31, 2015, the Company recognized stock-based compensation expense totaling $330,780, of which $91,000 was for payment of consulting services, $158,233 was recognized through the vesting of 1,250,000 common stock options, and $81,547 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options.

For the six months ended March 31, 2014

During the six months ended March 31, 2014, the Company issued 147,981 shares of its common stock through cashless exercises of 1,166,476 stock options granted to employees.

During the six months ended March 31, 2014, debt totaling $50,000 was converted into 100,000 shares of the Company's common stock.

See accompanying notes.

SITO Mobile, Ltd.

Notes to Condensed Consolidated Unaudited Financial Statements

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

2.	Summary of Significant Accounting Policies

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the six (6) and three (3) months ended March 31, 2015 and 2014, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended September 30, 2014 and 2013, respectively, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on December 2, 2014. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six (6) and three (3) months ended March 31, 2015 are not necessarily indicative of results for the entire year ending September 30, 2015.

Reclassification

Certain reclassifications have been made to conform the 2014 amounts to the 2015 classifications for comparative purposes.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of SITO Mobile, Ltd. and its wholly-owned subsidiaries, SITO Mobile Solutions Inc., SITO Mobile R&D IP, LLC, and DoubleVision Networks Inc. (“DoubleVision”). Intercompany transactions and balances have been eliminated in consolidation.

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

Depreciation is computed on the straight-line and accelerated methods for financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Software development	2-3 years
Equipment and computer hardware	3-5 years
Office furniture	5-7 years
Leasehold improvements	5 years

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at March 31, 2015 were impaired.

Capitalized Software Development Costs

The Company accounts for costs incurred to develop or purchase computer software for internal use in accordance with ASC Topic 350-40 “Internal-Use Software.” As required by ASC 350-40, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing.

Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over a period of two to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Capital Leases

Assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of the assets under capital leases is included in depreciation expense.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the six months ended March 31, 2015 or for the six months ended March 31, 2014. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense. During the six months ended March 31, 2015 and 2014, there were no income taxes, or related interest and penalty items in the statements of operations, or liabilities on the balance sheets.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services and property. The non-cash consideration paid pertains to consulting services and the acquisition of a software license (See Notes 6 and 8).

Revenue Recognition

Revenue is recognized in accordance with ASC Topic 605, “Revenue Recognition”. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales discounts.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties,  compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award.  The Company records compensation expense based on the fair value of the award at the reporting date.

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

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2015 that have been excluded from the computation of diluted net loss per share amounted to 33,404,000 shares and include 11,889,500 warrants and 21,514,500 options. Potential common shares as of March 31, 2014 that have been excluded from the computation of diluted net loss per share amounted to 52,095,000 shares and included 13,489,500 warrants, 30,849,500 options, and $3,878,000 of debt and accrued interest convertible into 7,756,000 shares of the Company’s common stock.

Concentrations of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Of the Company’s revenue earned during the six months ended March 31, 2015, approximately 57% was generated from contracts with six customers covered under the Company’s master services agreement with AT&T. Of the Company’s revenue earned during the six months ended March 31, 2014, approximately 83% was generated from contracts with eight customers covered under the Company’s master services agreement with AT&T.

The Company’s accounts receivable are typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of March 31, 2015 and 2014, two customers accounted for 51% and 97%, respectively, of the Company’s net accounts receivable balance, respectively.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers”. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. The standard permits the use of either a retrospective or modified retrospective (cumulative effect) transition method. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements nor decided upon the method of adoption.

In February 2015, the FASB issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In June 2014, the FASB issued new guidance on transfers and servicing ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure), effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within those years. The new guidance requires that repurchase-to-maturity transactions and repurchase financing arrangements be accounted for as secured borrowings and provides for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements and securities lending transactions are not required until the second quarter of 2015. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

3.	Accounts receivable, net

Accounts receivable consist of the following:

	March 31,	September 30,
	2015	2014
	(unaudited)

Accounts receivable	$3,645,675	$2,901,672
Less allowance for bad debts	(8,378)	(8,364)
	3,637,297	2,893,308
Less current portion	(3,412,297)	(2,443,308)
Long-term portion	$225,000	$450,000

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

4.	Other Receivables

On January 20, 2015, the Company entered into an asset purchase agreement (the "Hipcricket APA") with Hipcricket Inc. (“Hipcricket”), which filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for the District of Delaware. The Hipcricket APA contemplated the acquisition of substantially all of Hipcricket’s assets for $4.5 million in cash. Under the Hipcricket APA, the Company deposited $200,000 into escrow and is entitled to receive a refund of its deposit and $325,000 should a third party acquire Hipcricket through a Bankruptcy Court supervised auction process under Section 363 of the Bankruptcy Code. The Hipcricket APA comprised the initial "stalking-horse bid" in the auction process, which was subject to higher and better offers. In addition, the Company agreed to provide up to $3.5 million in debtor-in-possession financing that carried a 13% per annum interest rate. On March 10, 2015, the Bankruptcy Court ruled that a third party had a higher and better bid than the Company’s offer. On March 18, 2015, the Company was repaid all principal and interest owed on the debtor-in-possession financing. As of March 31, 2015, the Company is owed the $200,000 deposit (see Note 21) and $325,000 for expense reimbursement and a break-up fee, which is due to be paid in June 2015. The Company received $54,189 in interest income from the debtor-in-possession financing.

5.	Property and Equipment, net

The following is a summary of property and equipment:

	March 31,	September 30,
	2015	2014
	(unaudited)

Equipment and computer hardware	$595,138	$46,731
Office furniture	128,160	135,701
Leasehold Improvements	35,000	-
Equipment held under capital lease	66,272	53,112
	824,570	1,090,833
Less: accumulated depreciation	(499,497)	(854,127)
	$325,073	$236,706

Depreciation expense for the three and six months ended March 31, 2015 was $26,833 and $51,007, respectively. Depreciation expense for the three and six months ended March 31, 2014 was $23,825 and 45,958, respectively.

6.	Prepaid Consulting

Pursuant to the terms of a Consulting Agreement entered into in 2012, the Company's Executive Chairman at the time personally granted options to a third party to purchase a total of 5,750,000 shares of the Company’s common stock that he owned in exchange for consulting services provided by the third party that directly benefited the Company (the “Former Chairman Options”). Of the 5,750,000 Former Chairman Options, 3,750,000 had an exercise price of $0.295 per share and 2,000,000 had an exercise price of $0.48 per share. The Former Chairman Options granted under the Consulting Agreement expired two years from their dates of grant in October and December 2012 and the term of the Consulting Agreement expired in December 2014, The Company recorded the $847,300 fair value of the Former Chairman Options as contributed capital with an offset to prepaid consulting expense that was amortized to operations over the two-year term of the consulting agreement. The Company’s value of $847,300 was determined using a Binomial Option model based upon an expected life of 5 years, trading prices ranging from $0.30 to $0.46 per share, a risk free interest rate ranging from 0.25% to 0.30%, and expected volatility ranging from 89.348% to 90.201%.

In September 2013, the Company, its former Executive Chairman and the above-indicated third party entered into an agreement, whereby the Company granted options to the third party that have the same terms as the Former Chairman Options in exchange for the third party’s assignment of its interest in the Former Chairman Options to the Company. The Company valued the options granted to the third party in September 2013 at $718,871 and added the cost to the remaining unamortized prepaid consulting expense from the Former Chairman Options. The total was amortized to operations over the term of the consulting agreement. Consulting fees charged to operations for the three and six months ended March 31, 2015 was $0 and $81,547, respectively. Consulting fees charged to operations for the three and six months ended March 31, 2014 was $266,684 and $539,298, respectively. As of March 31, 2015, the prepaid consulting expense was fully amortized to operations.

7.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	March 31,	September 30,
	2015	2014
	(unaudited)

Beginning balance	$639,416	$343,575
Additions	623,102	712,450
Amortization	(273,255)	(416,609)
Ending balance	$989,263	$639,416

Amortization expense included in cost of revenue for the three and six months ended March 31, 2015 was $149,708 and $273,255, respectively. Amortization expense included in cost of revenue for the three and six months ended March 31, 2014 was $94,711 and $188,780, respectively.

As of March 31, 2015, amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending March 31,
2016	$463,533
2017	323,034
2018	202,696
$989,263

8.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	March 31,	September 30,
	2015	2014
	(unaudited)

Patent costs	$1,154,980	$1,135,964
Amortization	(770,809)	(688,537)
	$384,171	$447,427

Amortization expenses for the three and six months ended March 31, 2015 was $41,702 and $82,272 respectively. Amortization expenses for the three and six months ended March 31, 2014 was $33,555 and $67,110, respectively.

A schedule of amortization expense over the estimated remaining lives of the patents is as follows:

Year Ending March 31,
2016	$164,997
2017	148,790
2018	24,124
2019	15,336
2020	12,962
Remainder	17.962
$384,171

Software license

On March 30, 2012, the Company acquired an exclusive perpetual license to utilize the “Anywhere” software and related source code from Soap Box Mobile, Inc. (“Soapbox”), a company in which the Company’s Executive Chairman, at the time, owned a majority preferred interest of the license grant. The Company paid $785,000 in cash and 200,000 shares of Company common stock for the exclusive perpetual license, of which the former Executive Chairman received $755,000 under terms of a November 27, 2012 agreement. The Company has valued the license at $831,000, which consists of the $785,000 in cash consideration and the $46,000 fair value assigned to the 200,000 shares of Company common stock. The perpetual license is a long-term asset that is not subject to amortization.

Goodwill

On July 24, 2014, the Company and DoubleVision and the shareholders of the DoubleVision entered into a Share Purchase Agreement pursuant to which the Company acquired all of the shares of DoubleVision. The Company paid $3,680,000 for DoubleVision by issuing 8,000,000 shares of the Company’s common stock to DoubleVision’s shareholders and paid $400,000 to one of DoubleVision’s creditors that resulted in the Company recognizing $3,482,884 in goodwill. The Share Purchase Agreement has an earn-out provision that could cause the Company to issue additional shares of the Company’s common stock equal to $1,000,000 (valued at the average closing price for the ninety days ending July 31, 2015) as additional purchase price consideration if the Company’s media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold. In anticipation of achieving the earn-out provision, the Company has accrued $1,000,000 in purchase price payable and increased goodwill to $4,482,884 as of March 31, 2015.

9.	Accrued Expenses

The following is a summary of accrued expenses:

	March 31,	September 30,
	2015	2014
	(unaudited)

Accrued applications costs	$141,453	$171,732
Accrued payroll and related expenses - unrelated parties	173,777	125,910
Accrued professional fees	143,837	202,680
Other accrued expenses	800	800
	$459,867	$501,122

10.	Purchase Price Payable

During the six months ended March 31, 2015, the Company accrued an additional $1,000,000 in purchase price consideration in connection with the acquisition of DoubleVision. The Share Purchase Agreement has an earn-out provision that could cause the Company to issue additional shares of the Company’s common stock equal to $1,000,000 (valued at the average closing price for the ninety days ending July 31, 2015) as additional purchase price consideration if the Company’s media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold. In anticipation of achieving the conditions for payment of the earn-out amount, an additional $1,000,000 has been accrued.

11.	Capital Leases

The Company leases various office equipment under multiple capital leases that expire in 2016 and 2018. The equipment has a cost of $66,272.

Minimum future lease payments under the capital leases at March 31, 2015 for each of the next four years and in the aggregate are as follows:

Year Ending March 31,
2016	$20,888
2017	8,065
2018	3,790
2019	1,895
Total minimum lease payments	34,638
Less amount representing interest	(1,900)
Present value of net minimum lease payments	$32,738

The effective interest rate charged on the capital leases range from approximately 2.25% to 7.428% per annum. The leases provide for a $1 purchase option. Interest charged to operation for the three and six months ended March 31, 2015 was $345 and $643, respectively. Interest charged to operation for the three and six months ended March 31, 2014 was $202 and $424, respectively. Depreciation charged to operation for the three and six months ended March 31, 2015 was $3,314 and $6,479, respectively. Depreciation charged to operation for the three and six months ended March 31, 2014 was $2,656 and $5,311, respectively.

12.	Income Taxes

As of March 31, 2015, the Company has a net operating loss carryover of approximately $38,500,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2034, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. We adopted the provisions of ASC 740-10-50. We had no material unrecognized income tax assets or liabilities for the six months ended March 31, 2015 or for the six months ended March 31, 2014.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three and six months ended March 31, 2015 and 2014, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ending on or before September 30, 2011 or California state income tax examination by tax authorities for years ending on or before September 30, 2010. We are not currently involved in any income tax examinations.

13.	Convertible Debentures

	March 31, 2015	September 30, 2014
	(unaudited)
Notes Payable:
Convertible term note (a)	$-	$1,700,000
Convertible term note (b)	-	275,000
Convertible term note (c)	-	1,030,000
Convertible term note (d)	-	255,000
Convertible term note (e)	-	448,000
Principal balance	-	3,708,000
Accrued Interest	-	582,899
	-	4,290,899
Less: discount on debt	-	-
	-	4,290,899
Less: current portion	-	(4,290,899)
Long-term debt	$-	$-

a)	In November and December 2011, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of August 31, 2014 and issued warrants to purchase 3,600,000 shares of the Company’s common stock at $0.25 per share that expire on September 7, 2015. The notes provided for conversion of the outstanding principal and the first year’s accrued interest, in the amount of $170,000, into shares of common stock at a conversion price of $0.50 per share at the option of the holders. In October 2014, the Company repaid the notes in full with a cash payment.

b)	On September 7, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal, having a maturity date of September 7, 2014 and issued warrants to purchase 550,000 shares of the Company’s common stock at $0.25 per share that expire on September 17, 2015. The notes provided for conversion of the outstanding principal into shares of common stock at a conversion price of $0.50 per share at the option of the holders. In October 2014, the Company repaid the notes in full with a cash payment.

c)	On September 27, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of September 27, 2014 and issued warrants to purchase 2,060,000 shares of the Company’s common stock at $0.25 per share that expires on September 27, 2015. The notes provided for conversion of the outstanding principal into shares of common stock at a conversion price of $0.50 per share at the option of the. In October 2014, the Company repaid the notes in full with a cash payment.

d)

On September 28, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of September 28, 2014 and issued warrants to purchase 510,000 shares of the Company’s common stock at $0.25 per share that expire on September 28, 2015. The notes provided for conversion of the outstanding principal into shares of common stock at a conversion price of $0.50 per share at the option of the holders. In October 2014, the Company repaid the notes in full with a cash payment.

e)	On October 5, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of October 5, 2014 and issued warrants to purchase 896,000 shares of the Company’s common stock at $0.25 per share that expire on October 5, 2015. The notes provided for conversion of the outstanding principal into shares of common stock at a conversion price of $0.50 per share at the option of the holders. In October 2014, the Company repaid the notes in full with a cash payment.

In connection with the 2012 private offering of convertible term notes, the Company incurred offering costs totaling $424,843 including the fair value of warrants issued to the Placement Agent to purchase 479,920 shares of the Company’s common stock at a purchase price of $0.304 per share. The value of the warrants of $166,319 was calculated using the Binomial Option model with risk-free interest rates ranging from 0.31% to 0.34%, volatility ranging from 94.17% to 95.23%, and trading prices ranging from $0.28 to $0.33 per share. The $424,843 was amortized over the two-year term of the related debt using the effective interest method.

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

Interest expense on the convertible term notes for the three and six months ended March 31, 2015 was $0 and $1,950, respectively. Amortization of the discounts for the three and six months ended March 31, 2015 totaled $0 and $0, respectively, which was charged to interest expense. Interest expense on the convertible term notes for the three and six months ended March 31, 2014 was $92,454 and $187,176, respectively. Amortization of the discounts for the three and six months ended March 31, 2014 was $98,378 and $196,223, respectively.

14.	Note Payable

	March 31, 2015	September 30, 2014
	(unaudited)
Notes Payable:
Principal outstanding	$10,000,000	$-
Accrued Interest	99,857	-
Accrued Termination Fee	57,119	-
	10,156,976	-
Less: discount on note payable	(1,380,724)	-
	8,776,252	-
Less: current portion	(2,000,004)	-
Long-term portion	$6,776,248	$-

On October 3, 2014 (the “Effective Date”), the Company and its wholly owned subsidiaries, , SITO Mobile Solutions Inc., SITO Mobile R&D IP, LLC, entered into a Revenue Sharing and Note Purchase Agreement (the “Agreement”) with Fortress Credit Co LLC, as collateral agent (the “Collateral Agent”), and CF DB EZ LLC (the “Revenue Participant”) and the Fortress Credit Co LLC (the “Note Purchaser” and together with the Revenue Participant, the “Investors”).

On the Effective Date, the Company issued and sold a senior secured note (the “Note”) with an aggregate original principal amount of $10,000,000 (the “Original Principal Amount”) and issued, pursuant to a Subscription Agreement, 2,619,538 new shares of common stock to Fortress at $0.3817 per share (which represents the trailing 30-day average closing price) for an aggregate amount of $1,000,000. After deducting original issue discount of 10% on the Notes and a structuring fee to the Investors, the Company received $8,850,000 before paying legal and due diligence expenses.

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

The Company may prepay the Notes in whole or in part, without penalty or premium, except that any optional prepayments of the Notes prior to the first anniversary of the Effective Date shall be accompanied by a prepayment premium equal to 5% of the principal amount prepaid

The Agreement contains certain standard Events of Default. The Company granted to the Collateral Agent, for the benefit of the Secured Parties, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to the Patents, which shall be evidenced by, and reflected in, the Patent License Agreement. The Collateral Agent and the Investors agree that the Collateral Agent shall only use such license following an Event of Default. Pursuant to the Security Agreement, the Company granted the Investors a first priority senior security interest in all of the Company’s assets. The Company and the Investors assigned a value of $500,000 to the revenue sharing terms of the Agreement and in accordance with ASC 470-10-25 “Debt Recognition”, the Company recognized $500,000 as deferred revenue and a discount on the Note that is amortized over the 42-month term of the Note using the effective interest method. For the three and six months ended March 31, 2015, the Company recognized $42,539 and $81,599, respectively in licensing revenue and interest expense from amortization of the deferred revenue.

Interest expense on the Note for the three and six months ended March 31, 2015 was $251,656 and $499,285, respectively. Amortization of the discounts for the three and six months ended March 31, 2015 totaled $140,379 and $269,276, respectively, which was charged to interest expense. Accrual of termination fees for the three and six months ended March 31, 2015 was $29,777 and $57,119, respectively, which was charged to interest expense. There were no accruals of termination fees for the three and six months ended March 31, 2014.

15.	Stock Based Compensation

During the six months ended March 31, 2015, the Company recognized stock-based compensation expense totaling $330,780, of which $91,000 was for payment of consulting services through the issuance of 350,000 common shares, $158,233 was recognized through the vesting of 1,250,000 common stock options, and $81,547 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options (See Notes 6 and 18). During the six months ended March 31, 2014, the Company recognized stock-based compensation expense totaling $1,108,390, of which $14,500 was recognized through the issuance of 25,000 common shares to the Company’s Chief Financial Officer, $554,595 was recognized through the vesting of 2,600,000 common stock options and $539,295 from the amortization of prepaid consulting fees compensated through the granting of 5,750,000 options (See Notes 6 and 18).

16.	Related Party Transactions

Effective December 13, 2013, the former Executive Chairman’s employment under the employment agreement by and between the Company and the former Executive Chairman, or otherwise, was terminated.  Pursuant to a Separation Agreement and General Release dated April 9, 2014, the former Executive Chairman resigned from the Board of Directors.  For the six months ended March 31, 2015, the Company paid $100,851 representing the remaining severance obligation costs.

On April 21, 2014 (the “Effective Date”), SITO Mobile R&D IP, LLC, the Company’s wholly-owned subsidiary, through a joint venture arrangement organized as a limited liability company (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV grants the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“Patents”), including an exclusive license to assert the Patents against certain infringing parties in the media distribution industry. In exchange for the License, the Licensee will pay an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”). Commencing three years from the Effective Date, the Licensee may each year, at its sole option, pay a $1,250,000 license fee to renew the License for every year for four additional years. Once the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License is deemed to be perpetual. For Patents infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid and litigation costs incurred (“Share of Proceeds”). SITO Mobile R&D IP, LLC and its joint venture partner will serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee will be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting Licensee in such litigation, including attorneys’ fees. The Licensee will pay the Annual Fee and any Share of Proceeds to the JV. Proceeds received by the JV are shared by SITO Mobile R&D IP, LLC and PMC on a 30% and 70% basis, respectively. In the event that the Licensee does not assert any infringement actions under its rights in the License within five years of the Effective Date, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee. For the three and six months ended March 31, 2015, the Company amortized $92,466 and $186,986 in revenue and as of March 31, 2015 has $21,575 in deferred revenue under the Licensing Agreement.

The Company entered into a Separation and General Release Agreement (the “Separation Agreement”) with its former Chief Executive Officer, James Orsini, which confirmed his removal from all positions held with the Company, including its subsidiaries, divisions, affiliates, partnerships, joint ventures and related business entities, effective September 19, 2014. Pursuant to the terms of the Separation Agreement and in accordance with the terms of his employment agreement, the Company will pay to Mr. Orsini, one year of his base salary, accrued but unused vacation time and will provide continued medical coverage for a period of one year. In addition, the Company reimbursed Mr. Orsini $10,000 for his attorneys’ fees in connection with his Separation Agreement. In exchange for these payments, and other provisions, Mr. Orsini agreed to a general release in favor of the Company. The Separation Agreement became effective September 19, 2014. For the three and six months ended March 31, 2015, the Company paid $114,656 and $222,067 under terms of the Separation Agreement and has accrued $235,784 in remaining obligations.

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

On November 21, 2014, the Company approved a compensation plan for the executive officers of the Company which provides for the payment of a cash bonus and an equity grant of performance options to the Company’s Chief Executive Officer and its Chief Financial Officer (the “Executives”). Each Executive is eligible for an annual cash bonus, based upon net revenue, gross margins, and individual key performance indicators, set annually by the Company’s Compensation Committee (the “Target Performance”). The target bonus for the Chief Executive Officer is 50% of his base salary and for the Chief Financial Officer, the target bonus is 40% of his base salary. Eighty percent of the cash bonus is based upon the target net revenues and gross margins of the Company with 20% of the cash bonus based upon individual key performance indicators. Fifty percent of the target cash bonus will be paid if threshold performance of 80% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 150% of the cash bonus paid if 120% of the Target Performance is achieved. As of March 31, 2015, the Company has accrued $84,563 in compensation expense for the potential incentive cash bonuses. The equity grant component of the compensation plan provides for the grant of 1,050,000 performance options to purchase shares of Company common stock to the Chief Executive Officer and 420,000 performance options to purchase shares of Company common stock to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three year increments commencing on the grant date and are exercisable at a price of $0.2805. As of March 31, 2015, the Company has accrued $18,175 in stock compensation expense for the potential incentive stock option bonuses.

On December 15, 2014 the Company granted options to 21 employees to purchase an aggregate of 435,000 shares of Company common stock at a purchase price of $0.25 per share expiring December 15, 2019. The 435,000 options were valued at $72,341 under the Binomial Option Model using a trading price of $0.23 per share, a risk free interest rate of 1.64%, and volatility of 100.54%. The options vest in increments of 145,000 shares over a three-year period and the $72,341 is charged to operations over the vesting period of the options.

17.	Fair Value

The Company’s financial instruments at March 31, 2015 consist principally of notes payable. Notes payable are financial liabilities with carrying values that approximate fair value.

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

The Company did not identify any assets and liabilities that are required to be presented on the consolidated balance sheets at fair value. The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2015. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended March 31, 2015.

18.	Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the six months ended March 31, 2015, the Company issued 3,169,538 shares of common stock of which 200,000 shares were issued for warrants exercised for which the Company received $50,000 in gross proceeds, issued 2,619,538 for which the Company received $1,000,000 in gross proceeds and 350,000 shares for which the Company received consulting services valued at $91,000.

During the six months ended March 31, 2014, The Company issued 401,500 shares of its common stock of which 301,500 shares were issued for warrants exercised for which the Company received $75,456 in gross proceeds and 100,000 shares were issued for the conversion of debt in the amount of $50,000.

Warrants

During the six months ended March 31, 2015, no warrants were granted, 200,000 warrants exercised to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.25, and 1,400,000 warrants expired.

During the three months ended March 31, 2014, three warrant holders exercised 301,500 warrants to purchase 301,500 shares of the Company common stock of which 300,000 warrants had an exercise price of $0.25 per share and 1,500 warrants had an exercise price of $0.304 per share.

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

On November 21, 2014 the Company granted options to an Employee to purchase 150,000 of Company common stock at a purchase price of $0.2805 per share that expire on November 21, 2019. The 150,000 options were valued at $28,230 under the Binomial Option Model using a trading price of $0.26 per share, a risk free interest rate of 1.60%, and volatility of 100.62%. The options vest in increments of 50,000 shares over a three-year period and the $28,230 is charged to operations over the vesting period of the options.

On November 21, 2014 the Company granted options to an Employee to purchase 380,000 of Company common stock at a purchase price of $0.2805 per share expiring November 21, 2019. The 380,000 options were valued at $71,516 under the Binomial Option Model using a trading price of $0.26 per share, a risk free interest rate of 1.60%, and volatility of 100.62%. The options vest in increments of 126,667 shares over a three year period and the $71,516 is charged to operations over the vesting period of the options.

On December 15, 2014 the Company granted 21 employees options to purchase an aggregate of 435,000 shares of Company common stock at a purchase price of $0.25 per share expiring December 15, 2019. The 435,000 options were valued at $72,341 under the Binomial Option Model using a trading price of $0.23 per share, a risk free interest rate of 1.64%, and volatility of 100.54%. The options vest in increments of 145,000 shares over a three year period and the $72,341 is charged to operations over the vesting period of the options.

A summary of outstanding stock warrants and options is as follows:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding – September 30, 2013	49,704,952	$.48
Granted	2,150,000	$.58
Exercised	(6,790,952)	$(.36)
Cancelled	(5,225,000)	$(.55)
Outstanding – September 30, 2014	39,839,000	$.47
Granted	1,215,000	$.27
Exercised	(200,000)	$(.25)
Cancelled	(7,450,000)	$(.36)
Outstanding - December 31, 2014	33,404.000	$.49

Of the 33,404,000 options and warrants outstanding, 31,939,000 are fully vested and currently available for exercise.

19.	Commitments and Contingency

Operating Leases

The Company leases office space in Rogers, Arkansas; Jersey City, New Jersey; and Boise, Idaho. The Rogers office is leased for a term of five years, effective January 1, 2012. The Company’s Boise office space is subject to a 38-month lease that commenced on May 1, 2014. The Jersey City office lease, amended on November 6, 2014, expires on November 30, 2018 and the Company has the option to extend the term for an additional five years. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses. Rent expense for the three months ended March 31, 2015 and 2014 was $90,229 and $56,387, respectively. Rent expense for the six months ended March 31, 2015 and 2014 was $146,845 and $112,582, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of March 31, 2015 for the next five years and in the aggregate are:

2016	$326,903
2017	316,604
2018	263,295
2019	171,072
2020	-
$1,077,874

Employment Agreement

Pursuant to the Company’s employment agreement with its Chief Financial Officer dated October 18, 2013; the Company pays the Chief Financial Officer an annual salary of $200,000. The employment agreement also calls for successive one-year renewals unless either party elects against renewal. The Chief Financial Officer can also receive discretionary cash bonuses. Pursuant to the employment agreement, the Chief Financial Officer received a grant of 25,000 shares of Company common stock under our 2009 Employee and Consultant Stock Plan, with restrictions that expired 180 days after the Chief Financial Officer remained employed with the Company. The Chief Financial Officer also received stock options under the Company’s 2010 Stock Option Plan to purchase 750,000 shares of Company common stock at a strike price of $0.62, expiring on November 1, 2018. The stock options vest annually in equal installments of 250,000 over a three-year period commencing on November 1, 2014.

20.	DoubleVision Acquisition

On July 24, 2014, the Company acquired all of the outstanding capital stock of DoubleVision, a provider of mobile media for clients looking to place advertisements in mobile devices based on real-time data.   With this acquisition, the Company integrated DoubleVision’s ability to provide real-time advertising in its mobile media market with our product offerings.  The contractual price for the acquisition was $3,680,000 million by issuing 8,000,000 shares of the Company’s common stock to DoubleVision’s shareholders at an agreed-upon valuation of $0.41 per share, plus a cash payment of $400,000 to one of DoubleVision’s creditors.

In addition to the initial purchase price, the agreement called for $1,000,000 in contingent consideration based on the Company achieving $3,000,000 in media placement revenue in the twelve months ended July 31, 2014.  At March 31, 2015, the Company recorded the additional $1,000,000 purchase price payable in anticipation of achieving the revenue milestone.

As of March 31, 2015, the allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows:

Cash and cash equivalents	$10,102
Accounts receivable	43,574
Note receivable	10,000
Machinery and equipment	21,764
Software development costs	260,524
Security deposit	6,150
Goodwill	3,482,884
Accounts payable	(154,998)
Total purchase price	$3,680,000

The following table summarizes the fair value of identifiable intangible assets acquired:

Software development costs	$260,524
Total intangible assets acquired, excluding goodwill	$260,524

The excess of the fair value of the total consideration over the estimated fair value of the net assets was recorded as goodwill, which was primarily attributable to the synergies expected from combining the technologies, including complementary products that will enhance the Company’s overall product portfolio, and the value of the workforce that became our employees following the closing of the acquisition.  The goodwill recognized is not deductible for income tax purposes.

Pro forma Information

The following unaudited pro forma information presents the consolidated results of operation of the Company as if the acquisition, completed during the year ended September 30, 2014, had occurred at the beginning of the applicable annual reporting period, with pro forma adjustments to give effect to intercompany transactions to be eliminated, amortization of intangible assets, share-based compensation, and transaction costs directly associated with the acquisition:

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

21.	Subsequent Events

On April 17, 2015, the Company received a refund of its $200,000 deposit that was included in Other receivables as of March 31, 2015.

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

On July 24, 2014, we acquired all of the shares of DoubleVision Networks, Inc. (“DoubleVision”). We paid $3.6 million for DoubleVision by issuing 8,000,000 shares of the Company’s common stock to the Sellers at an agreed-upon valuation of $0.41 per share. We also agreed to pay $400,000 to one of DoubleVision’s creditors. Substantially all of the Double Vision shareholders are subject to lockup agreements that restrict the sale of the shares acquired for at least one year. The purchase price may be reduced subject to certain conditions related to DoubleVision’s liabilities and payment of transaction costs. The Double Vision shareholders also have an earn –out provision which could cause us to issue additional shares of our common stock equal to $1,000,000 (valued at the average closing price for the ninety days ending July 31, 2015) to the Sellers if our media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold. In anticipation of achieving the conditions for payment of the earn-out amount, we accrued the additional $1,000,000 in purchase price.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2015 and 2014

During the three months ended March 31, 2015, our revenue increased by approximately 107% over revenue generated during the three months ended March 31, 2014 ($3,766,820 in the three months ended March 31, 2015 compared to $1,817,193 in the three months ended March 31, 2014).

Of our revenue earned during the three months ended March 31, 2015, approximately 52% was generated from contracts with six customers covered under our master services agreement with AT&T.  Of our revenue earned during the quarter ended March 31, 2014, approximately 99% was generated from contracts with six customers covered under our master services agreement with AT&T.

Our cost of revenue, which represent the costs associated with wireless applications and media placement revenues, increased $717,727 or 83% to $1,580,134 for the three months ended March 31, 2015 as compared to $862,407 for the three months ended March 31, 2014. Our cost of revenue varies substantially in line with wireless applications and media placement revenues and includes the amortization expense of the software development costs for our technology platforms that we use to operate our wireless applications and media placements businesses. Cost of revenue for the three months ended March 31, 2015 increased as compared to the three months March 31, 2014 primarily as result of the 100% increase in wireless applications and media placement revenues over the same comparable periods and a $54,997 increase in amortization expense. For the three months ended March 31, 2015 and 2014, software development cost amortization expense was $149,708 and $94,711, respectively.

Our gross profit represents our total revenue less our cost of sales.  For the three months ended March 31, 2015 and 2014, our gross profit was $2,186,686 and $954,786 respectively, an increase of $1,231,900 or 129%. Our gross margin was 58% for the three months ended March 31, 2015 as compared to 53% for the three months ended March 31, 2014.  We do not have cost of revenue associated with our licensing and royalties revenue. When excluding licensing and royalties’ revenue for the three months ended March 31, 2015, our gross margin was 56% as compared to a gross margin of 53% for the three months ended March 31, 2014. Our gross margin when excluding licensing and royalties’ revenue and amortization expense, was 61% for the three months ended March 31, 2015 as compared to 58% for the three months ended March 31, 2014. Our media placement business generated a 57% gross margin for the three months ended March 31, 2015 as compared to our wireless applications business that generated a 61% gross margin for that period. For the three months ended March 31, 2015, our media placement revenues comprised 43% of total revenue and contributed more to our overall gross margin as compared to the three months ended March 31, 2014 when media placement revenue comprised 3% of total revenue.

General and administrative expense, excluding stock based compensation, was $1,028,483 for the three months ended March 31, 2015 as compared to $1,298,978 for the three months ended March 31, 2014, a decrease of $270,495 or 21%, that is primarily attributable to reduced consulting services and the savings in compensation expense realized in the three months ended March 31, 2015 from the termination of our former Chief Executive Officer in September 2014.

Sales and marketing expense, excluding stock based compensation, was $889,013 for the three months ended March 31, 2015 as compared to $238,085 for the three months ended March 31, 2014, an increase of $650,928 or 273%, that is primarily attributable to increased sales and marketing spending in connection with our media placement business that we launched in December 2013 and expanded following the DoubleVision acquisition in July 2014.

Research and Development expense decreased from $11,632 in the three months ended March 31, 2014 to $9,418 in the three months ended March 31, 2015. Our technology investment in revenue growth has shifted to development of our mobile engagement platform through software development efforts and away from our past open ended research and development. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the three-month periods ended March 31, 2015 and 2014, we recognized $149,708 and $94,711 in amortization of software development costs, respectively, with the increased amortization attributable to the increased investment that we have been making in developing our platform.

For the three months ended March 31, 2015, total stock based compensation expense decreased 44% to $149,966 from $266,684 for the three months ended March 31, 2014. The decrease is attributable to fewer stock based compensation issuances as part of our effort to reduce the number of issued and potentially issuable shares of our common stock.

On January 20, 2015, the Company entered into the Hipcricket APA with Hipcricket Inc., which filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for the District of Delaware. The Hipcricket APA contemplated the acquisition of substantially all of Hipcricket’s assets for $4.5 million in cash. Under the Hipcricket APA, the Company deposited $200,000 into escrow and is entitled to receive a refund of its deposit and $325,000 should a third party acquire Hipcricket through a Bankruptcy Court supervised auction process under Section 363 of the Bankruptcy Code. The Hipcricket APA comprised the initial "stalking-horse bid" in the auction process, which was subject to higher and better offers. In addition, the Company agreed to provide up to $3.5 million in debtor-in-possession financing that carried a 13% per annum interest rate. On March 10, 2015, the Bankruptcy Court ruled that a third party had a higher and better bid than the Company’s offered. On March 18, 2015, the Company was repaid all principal and interest owed on the debtor-in-possession financing. As of March 31, 2015, the Company is owed the $200,000 deposit (see Note 21) and $325,000 for expense reimbursement and a break-up fee, which is due to be paid in June 2015. The Company received $54,189 in interest income from the debtor-in-possession financing.

Interest expense for the three months ended March 31, 2015 and 2014 was $434,425 and $191,103, respectively, an increase of $243,322 or 127%. The increase in interest expense is attributable to the increase in the outstanding principal of our debt. In October 2014, we sold a secured $10,000,000 42-month note having an interest rate of LIBOR, which was 0.12% as of March 31, 2015, plus 9%. Included in interest expense for the three months ended March 31, 2015 is $152,645 in amortization of discounts on the debt for a structuring fee, termination fees and the rights assigned to the note holder to share in our potential future new intellectual property monetization revenue streams.

Our net loss for the three months ended March 31, 2015 was $338,511 as compared to a net loss of $1,109,076 for the three months ended March 31, 2014, a decrease of $770,565 or 69% that is primarily attributable to the $959,698 improvement in our latest quarter’s net results from operations that was partially offset by the $243,322 increase in interest expense over the comparable periods. Excluding stock based compensation, our net loss for the three month periods ended March 31, 2015 and 2014 were $188,545 and $842,392, respectively. Our earnings before interest, taxes, depreciation and amortization or EBITDA was $259,515 for the three months ended March 31, 2015 as compared to a loss of $765,882 on an EBITDA basis for the three months ended March 31, 2014.

Our net result on a basic and fully diluted basis was $0.00 per share the three months ended March 31, 2015 based on our weighted average shares outstanding of 153,662,610 as compared to a net loss of $0.01 per share for the three months ended March 31, 2014 based on our weighted average shares outstanding of 142,706,095 The increase in the number of weighted shares outstanding primarily reflect the issuance of 550,000 shares for stock options and warrants exercised since March 31, 2014, the 8,000,000 shares for the acquisition of DoubleVision in July 2014 and 2,619,538 shares sold to Fortress Credit Co LLC (“Fortress”) at $0.3817 per share in October 2014.

Results of Operations for the Six Months Ended March 31, 2014 and 2013

During the six months ended March 31, 2015, our revenue increased by approximately 61% over revenue generated during the six month ended March 31, 2014 ($7,614,256 in the six months ended March 31, 2015 compared to $4,724,321 in quarter ended March 31, 2014).

Of our revenue earned during the six months ended March 31, 2015, approximately 57% was generated from contracts with six customers covered under our master services agreement with AT&T.  Of our revenue earned during the six months ended March 31, 2014, approximately 83% was generated from contracts with eight customers covered under our master services agreement with AT&T and 16% was generated from our agreement with Zoove Cooperation.

Royalties and Application Costs represent the direct out-of-pocket costs associated with revenue. Royalties and Application Costs vary substantially in line with Wireless Applications revenue and totaled $3,126,772 in the six months ended March 31, 2015, compared to $1,635,789 in 2014, an increase of 91%. Our gross margin was 55% for the six months ended March 31, 2015 as compared to 61% for the six months ended March 31, 2014.    The decrease is primarily attributable to the $750,000 in licensing revenue in six months ended March 31, 2014, for which there are no Royalties and Application Cost.  Our underlying gross margin from messaging, which excludes licensing and media placement business, was 54% for the six months ended March 31, 2015 and 2014. Our gross margin when excluding licensing and royalties’ revenue and amortization expense, was 57% for the six months ended March 31, 2015 as compared to 59% for the six months ended March 31, 2014.

Research and Development expense decreased from $35,725 in the six months ended March 31, 2014 to $19,734 in the six ended March 31, 2015. Our technology investment in revenue growth has shifted to development of our mobile engagement platform through software development efforts and away from our past open ended research and development. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the six-month periods ended March 31, 2015 and 2014, we recognized $273,255 and $188,780 in amortization of software development costs, respectively, with the increased amortization attributable to the increased investment that we have been making in developing our platform.

General and administrative expense, excluding stock based compensation, was $2,226,292 for the six months ended March 31, 2015 as compared to $2,953,910 for the six months ended March 31, 2014, a decrease of $727,618 or 25% that is primarily attributable reduced consulting services and to our accruing $574,787 in compensation expense in connection with terminating our employment agreement with our former Executive Chairman on December 13, 2013 and savings from termination of our former Chief Executive Officer in September 2014.

For the six months ended March 31, 2015, total stock based compensation expense decreased 70% to $330,780 from $1,108,390 for the six months ended March 31, 2014. The decrease is attributable to fewer stock based compensation issuances as part of our effort to reduce the number of issued and potentially issuable shares of our common stock.

On January 20, 2015, the Company entered into Hipcricket APA with Hipcricket Inc., which filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for the District of Delaware. The Hipcricket APA contemplated the acquisition of substantially all of Hipcricket’s assets for $4.5 million in cash. Under the Hipcricket APA, the Company deposited $200,000 into escrow and is entitled to receive a refund of its deposit and $325,000 should a third party acquire Hipcricket through a Bankruptcy Court supervised auction process under Section 363 of the Bankruptcy Code. The Hipcricket APA comprised the initial "stalking-horse bid" in the auction process, which was subject to higher and better offers. In addition, the Company agreed to provide up to $3.5 million in debtor-in-possession financing that carried a 13% per annum interest rate. On March 10, 2015, the Bankruptcy Court ruled that a third party had a higher and better bid than the Company’s offered. On March 18, 2015, the Company was repaid all principal and interest owed on the debtor-in-possession financing. As of March 31, 2015, the Company is owed the $200,000 deposit (see Note 21) and $325,000 for expense reimbursement and a break-up fee, which is due to be paid in June 2015. The Company received $54,189 in interest income from the debtor-in-possession financing.

Interest expense for the six months ended March 31, 2015 and 2014 was $851,803 and $383,823, respectively, an increase of $467,980 or 122%. The increase in interest expense is attributable to the increase in the outstanding principal of our debt. In October 2014, we sold a secured $10,000,000 42-month note having an interest rate of LIBOR, which was 0.12% as of March 31, 2015, plus 9%. Included in interest expense for the six months ended March 31, 2015 is $292,806 in amortization of discounts on the debt for a structuring fee, termination fees and the rights assigned to the note holder to share in our potential future new intellectual property monetization revenue streams.

Our net loss for the six months ended March 31, 2015 was $874,762 as compared to a net loss of $2,160,809 for the six months ended March 31, 2014, a decrease of $1,286,047 or 60% that is primarily attributable to the $2,889,935 increase in revenue, our improved gross margin and the $777,610 decrease in stock based compensation expense for employees, directors and consultants. Excluding stock based compensation, our net loss for the six months ended March 31, 2015 was $543,982, which includes the one-time compensation expense charge $574,787, noted above. For the six months ended March 31, 2014, our net loss, excluding stock based compensation, was $1,052,419. Our earnings before interest, taxes, depreciation and amortization or EBITDA was $215,841 for the six months ended March 31, 2015 as compared to a loss of ($1,852,698) on an EBITDA basis for the six months ended March 31, 2014.

Our net result on a basic and fully diluted basis was $0.01 per share the six months ended March 31, 2015 based on our weighted average shares outstanding of 153,460,481 as compared to a net loss of $0.02 per share for the six months ended March 31, 2014 based on our weighted average shares outstanding of 141,787,307. The increase in the number of weighted shares outstanding primarily reflect the issuance of 6,322,457 shares for stock options and warrants exercised since October 1, 2013, the 8,000,000 shares for the acquisition of DoubleVision in July 2014 and 2,619,538 shares sold to Fortress Credit Co LLC (“Fortress”) at $0.3817 per share in October 2014.

Liquidity and Capital Resources

At March 31, 2015, we had total assets of $17,268,441 and total liabilities of $14,205,431. At September 30, 2014, we had total assets of $10,106,768 and total liabilities of $7,450,054. The $7,161,673 or 71% increase in assets is primarily attributable to the $4,195,722 increase in cash from sale of a long-term secured note and our common stock to Fortress that was partially offset by repayments of all principal and interest due on our convertible debentures that matured, $1,000,000 increase in goodwill from the DoubleVision acquisition and $743,989 increase in accounts receivable attributable to increased revenues and $525,000 increase in an other receivable from Hipcricket.

During the six months ended March 31, 2015, we used $345,537 in cash for operating activities as compared to the $133,612 that we used for operating activities during the six months ended March 31, 2014.

Cash used in investing activities for the six months ended March 31, 2015 was $996,756, of which $623,102 represented the capitalized internal costs of our software development for our core operations, $244,490 represents investments in our Intellectual Property that is designed to strengthen our Intellectual Property portfolio and expand our mobile communications/advertising offerings, and $129,164 in purchases of property and equipment primarily for our expanded Jersey City offices and personnel, which were increased levels of investment as compared to the three months ended March 31, 2014.

Cash provided from financing activities for the six months ended March 31, 2015 totaled $5,538,015. We received $8,205,816 from the sale of our note to Fortress, net of fees and expenses, $1,000,000 from issuances of our common stock to Fortress and used those proceeds to repay $3,708,000 in principal plus accrued interest on outstanding convertible notes that had a 10% interest rate and gave the note holders’ the right to convert the debentures into 7,756,000 shares of our common stock.

On October 3, 2014, we, together with our wholly owned subsidiaries SITO Mobile Solutions, Inc. and SITO Mobile R&D IP entered into a Revenue Sharing and Note Purchase Agreement with Fortress Credit Co LLC, CF DB EZ LLC and Fortress Credit Co LLC pursuant to which we issued and sold a senior secured note with an aggregate original principal amount of $10,000,000 and sold 2,619,538 newly issued shares of common stock to Fortress at $0.3817 per share. After deducting original issue discount of 10% on the Note and a structuring fee to the Investors, we received $8,850,000 before paying legal and due diligence expenses.

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

Revenue Recognition

Revenue is recognized in accordance with ASC Topic 605, “Revenue Recognition”. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales discounts.

Software Development Costs

The Company accounts for costs incurred to develop or purchase computer software for internal use in accordance with ASC Topic 350-40 “Internal-Use Software.” As required by ASC 350-40, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing.

Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over a period of two to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Long-Lived Assets

We account for our long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. We determined that none of our long-term assets at March 31, 2015 were impaired.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In March 2015, we issued 200,000 shares of our common stock for the exercise of 200,000 warrants to purchase our common stock at $0.25 per share.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuance.

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

SITO Mobile Ltd.

Date: May 5, 2015	By:	/s/ Jerry Hug
Jerry Hug, Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2015	By:	/s/ Kurt Streams
Kurt Streams, Chief Financial Officer
(Principal Financial Officer)

