Form 10-Q
period 2015-06-30
SITO MOBILE, LTD.
filed 2015-08-04
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of each of the issuer's classes of common equity as of August 3, 2015: 16,341,778 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SITO Mobile, Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,787,249	$620,185
Accounts receivable, net - current portion	4,206,799	2,443,308
Other prepaid expenses	383,599	233,541

Total current assets	7,377,647	3,297,034

Property and equipment, net	516,357	236,706

Other assets
Accounts receivable, net	225,000	450,000
Capitalized software development costs, net	1,152,909	639,416
Intangible assets:
Patents	403,589	447,427
Patent applications cost	845,569	609,010
Software license	831,000	831,000
Goodwill	4,549,928	3,482,884
Deferred loan costs, net	107,320	-
Other assets including security deposits	83,576	113,291

Total other assets	8,198,891	6,573,028

Total assets	$16,092,895	$10,106,768

See accompanying notes.

SITO Mobile, Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2015	2014
	(Unaudited)

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,853,610	$1,651,805
Accrued expenses	656,340	501,122
Accrued compensation - related party	320,571	598,592
Deferred revenue	875,883	378,257
Current obligation under capital lease	19,997	16,661
Note payable, net - current portion	2,631,564	-
Convertible debentures - related party	-	643,973
Convertible debentures - unrelated parties	-	3,646,926

Total current liabilities	6,357,965	7,437,336

Long-term liabilities
Obligations under capital lease	7,830	12,718
Note payable, net	6,380,787	-

Total long-term liabilities	6,388,617	12,718

Total liabilities	12,746,582	7,450,054

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value; 30,000,000 shares authorized, 15,721,220 shares issued and outstanding as of June 30, 2015 and 15,072,864 shares issued and outstanding as of September 30, 2014	157,212	150,729
Additional paid-in capital	139,510,754	136,915,516
Accumulated deficit	(136,321,653)	(134,409,531)

Total stockholders' equity	3,346,313	2,656,714

Total liabilities and stockholders' equity	$16,092,895	$10,106,768

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue
Wireless applications	$1,387,313	$1,940,147	$5,816,395	$5,844,468
Licensing and royalties	139,535	71,918	408,120	821,918
Media placement	2,154,030	131,500	5,070,619	201,500
Total Revenue	3,680,878	2,143,565	11,295,134	6,867,886

Cost of Revenue	1,444,804	911,973	4,844,832	2,736,542

Gross Profit	2,236,074	1,231,592	6,450,302	4,131,344

Operating Expenses
General and administrative (including stock based compensation)	1,458,665	1,416,961	3,984,537	5,479,261
Sales and marketing (including stock based compensation)	1,267,718	311,648	2,880,210	777,293
Depreciation and amortization	77,361	57,668	210,639	170,736
Research and development	15,491	12,601	35,225	48,326

	2,819,235	1,798,878	7,110,611	6,475,616

Loss from operations	(583,161)	(567,286)	(660,309)	(2,344,272)

Other Income (Expenses)
Interest income	-	-	54,323	-
Interest expense	(454,199)	(185,274)	(1,306,136)	(569,097)

Net loss before income taxes	(1,037,360)	(752,560)	(1,912,122)	(2,913,369)

Provision for income taxes	-	-	-	-

Net loss	$(1,037,360)	$(752,560)	$(1,912,122)	$(2,913,369)

Basic and diluted loss per share	$(0.07)	$(0.05)	$(0.12)	$(0.21)

Weighted average shares outstanding	15,404,817	14,272,863	15,365,638	14,210,108

Stock-based compensation expense

General and administrative	$124,491	$340,372	$424,071	$1,448,762
Sales and marketing	22,808	-	54,008	-
Total	$147,299	$340,372	$478,079	$1,448,762

See accompanying notes.

SITO Mobile, Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2015 AND FOR THE YEAR ENDED SEPTEMBER 30, 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - September 30, 2013	13,722,024	$137,220	$130,886,161	$(129,899,017)	$1,124,364

Shares issued on exercise of stock options	374,596	3,746	1,683,705	-	1,687,451
Shares issued on exercise of stock warrants	202,650	2,027	211,430	-	213,457
Shares issued in debt conversions	10,000	100	49,900	-	50,000
Shares issue for officer compensation	2,500	25	14,475	-	14,500
Compensation recognized on option and warrant grants	-	-	998,917	-	998,917
Purchase of common shares presented for retirement	(38,906)	(389)	(201,072)	-	(201,461)
Shares issued in the acquisition of DoubleVision	800,000	8,000	3,272,000	-	3,280,000
Net loss for the year ended September 30, 2014	-	-	-	(4,510,514)	(4,510,514)

Balance - September 30, 2014	15,072,864	150,729	136,915,516	(134,409,531)	2,656,714

Shares issued on exercise of stock warrants	20,000	200	49,800	-	50,000
Shares issued for payment of services	70,000	700	209,300	-	210,000
Sale of shares for cash	261,954	2,619	997,381	-	1,000,000
Additional shares issued in acquisition of DoubleVision	296,402	2,964	1,064,080	-	1,067,044
Compensation recognized on option and warrant grants	-	-	274,677	-	274,677
Net loss for the nine months ended June 30, 2015	-	-	-	(1,912,122)	(1,912,122)

Balance - June 30, 2015 (Unaudited)	15,721,220	$157,212	$139,510,754	$(136,321,653)	$3,346,313

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	June 30,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(1,912,122)	$(2,913,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	87,673	70,072
Amortization expense - software development costs	449,959	283,199
Amortization expense - patents	125,917	100,665
Amortization expense - discount of convertible debt	421,862	288,379
Amortization expense - deferred costs	36,864	-
Provision for bad debt	5,500	-
Stock based compensation	478,079	1,448,762
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(1,543,991)	(705,382)
(Increase) in prepaid expenses	(121,605)	(82,098)
(Increase) decrease in other assets	29,715	(48,484)
Increase in accounts payable	210,805	146,093
Increase (decrease) in accrued expenses	(153,658)	709,846
Increase in deferred revenue	497,626	303,082
Increase (decrease) in accrued interest	(342,410)	153,453

Net cash used in operating activities	(1,729,786)	(245,782)

Cash Flows from Investing Activities
Patents and patent applications costs	(318,638)	(259,450)
Purchase of property and equipment	(354,164)	(62,683)
Capitalized software development costs	(963,452)	(290,110)

Net cash used in investing activities	$(1,636,254)	$(612,243)

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	June 30,
	2015	2014
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$1,050,000	$1,900,907
Purchase of Company's common stock	-	(201,461)
Proceeds from issuance of note payable	8,205,816	-
Principal reduction on obligation under capital lease	(14,712)	(12,215)
Principal reduction on convertible debt	(3,708,000)	-

Net cash provided by financing activities	5,533,104	1,687,231

Net increase in cash and cash equivalents	2,167,064	829,206

Cash and cash equivalents - Beginning balance	620,185	1,146,995

Cash and cash equivalents - Ending balance	$2,787,249	$1,976,201

Supplemental Information:

Interest expense paid	$1,117,758	$127,264
Income taxes paid	$-	$-

Non-cash investing and financing activities:

For the nine months ended June 30, 2015

During the nine months ended June 30, 2015, the Company issued 35,000 shares of its common stock at $3.40 per share for an aggregate amount of $119,000, in exchange for consulting services.

During the nine months ended June 30, 2015, the Company issued 35,000 shares of its common stock at $2.60 per share for an aggregate amount of $91,000, in exchange for consulting services.

During the nine months ended June 30, 2015, the Company issued 261,954 shares of its common stock to Fortress Credit Co LLC at $3.817 per share for an aggregate amount of $1,000,000.

On October 21, 2014 the Company entered into a capital lease agreement to purchase a copy machine in the amount of $13,160 payable over a 48 month term.

During the nine months ended June 30, 2015, the Company issued 296,402 of its common stock at $3.60 per share for an aggregate amount of $1,067,044 in connection with the acquisition of DoubleVision Networks Inc. ("DoubleVision") that represents a noncash increase in goodwill. Under the terms of the Purchase and Sale Agreement, the earn-out provision could cause the Company to issue additional shares of the Company’s common stock to the former DoubleVision shareholders if the Company’s media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold.

During the nine months ended June 30, 2015, the Company recognized stock-based compensation expense totaling $478,079, of which $91,000 was for payment of consulting services, $305,532 was recognized through the vesting of 160,986 common stock options, and $81,547 from the amortization of prepaid consulting fees compensated through the granting of 575,000 options.

For the nine months ended June 30, 2014

During the nine months ended June 30, 2014, the Company issued 14,799 shares of its common stock through cashless exercises of 116,648 stock options granted to employees.

During the nine months ended June 30, 2014, debt totaling $50,000 was converted into 10,000 shares of the Company's common stock.

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

2.	Summary of Significant Accounting Policies

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the nine (9) and three (3) months ended June 30, 2015 and 2014, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended September 30, 2014 and 2013, respectively, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on December 2, 2014. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine (9) and three (3) months ended June 30, 2015 are not necessarily indicative of results for the entire year ending September 30, 2015.

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

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of June 30, 2015 that have been excluded from the computation of diluted net loss per share amounted to 3,259,086 shares and include 1,188,950 warrants and 2,070,136 options. Potential common shares as of June 30, 2014 that have been excluded from the computation of diluted net loss per share amounted to 5,209,500 shares and included 1,348,950 warrants, 3,084,950 options, and $3,878,000 of debt and accrued interest convertible into 775,600 shares of the Company’s common stock.

Concentrations of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Of the Company’s revenue earned during the nine months ended June 30, 2015, approximately 50% was generated from contracts with six customers covered under the Company’s agreements with AT&T. Of the Company’s revenue earned during the nine months ended June 30, 2014, approximately 84% was generated from contracts with eight customers covered under the Company’s master services agreement with AT&T.

The Company’s accounts receivable are typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of June 30, 2015 and 2014, two customers accounted for 44% and 93%, respectively, of the Company’s net accounts receivable balance, respectively.

Recent Accounting Pronouncements

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

In June 2014, the FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance but at this time does not expect it to have an impact on the Company’s consolidated financial statements.

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	June 30,	September 30,
	2015	2014
	(unaudited)

Accounts receivable	$4,440,177	$2,901,672
Less allowance for bad debts	(8,378)	(8,364)
	4,431,799	2,893,308
Less current portion	(4,206,799)	(2,443,308)
Long-term portion	$(225,000)	$(450,000)

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

4.	Property and Equipment, net

The following is a summary of property and equipment:

	June 30,	September 30,
	2015	2014
	(unaudited)

Equipment and computer hardware	$684,880	$46,371
Office furniture	174,844	135,701
Leasehold Improvements	123,572	-
Equipment held under capital lease	66,272	53,112
	1,049,568	1,090,833
Less: accumulated depreciation	(533,211)	(854,127)
	$516,357	$236,706

Depreciation expense for the three and nine months ended June 30, 2015 was $36,666 and $87,673, respectively.

Depreciation expense for the three and nine months ended June 30, 2014 was $24,114 and $70,072, respectively.

5.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	June 30,	September 30,
	2015	2014
	(unaudited)

Beginning balance	$639,416	$343,575
Additions	963,452	712,450
Amortization	(449,959)	(416,609)
Ending balance	$1,152,909	$639,416

Amortization expense for the three and nine months ended June 30, 2015 was $176,704 and $449,959, respectively. Amortization expense for the three and nine months ended June 30, 2014 was $94,418 and $283,199, respectively. As of June 30, 2015, amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending June 30,

2016	$486,149
2017	411,239
2018	255,521

$1,152,909

6.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	June 30,	September 30,
	2015	2014
	(unaudited)

Patent costs	$1,218,043	$1,135,964
Amortization	(814,454)	(688,537)
	$403,589	$447,427

Amortization expenses for the three and nine months ended June 30, 2015 was $43,645 and $125,917, respectively. Amortization expenses for the three and nine months ended June 30, 2014 was $33,555 and $100,665, respectively.

A schedule of amortization expense over the estimated remaining lives of the patents is as follows:

Year Ending June 30,

2016	$174,006
2017	123,476
2018	30,556
2019	23,235
2020	21,971
Remainder	30,345
$403,589

Software license

On March 30, 2012, the Company acquired an exclusive perpetual license to utilize the “Anywhere” software and related source code from Soap Box Mobile, Inc. (“Soapbox”), a company in which the Company’s Executive Chairman at the time owned a majority preferred interest of the license grant. The Company paid $785,000 in cash and 20,000 shares of Company common stock for the exclusive perpetual license, of which the former Executive Chairman received $755,000 under terms of a November 27, 2012 agreement. The Company has valued the license at $831,000, which consists of the $785,000 in cash consideration and the $46,000 fair value assigned to the 20,000 shares of Company common stock. The perpetual license is a long-term asset that is not subject to amortization.

Goodwill

On July 24, 2014, the Company and DoubleVision and the shareholders of the DoubleVision entered into a Share Purchase Agreement pursuant to which the Company acquired all of the shares of DoubleVision. The Company paid $3,600,000 for DoubleVision by issuing 800,000 shares of the Company’s common stock to DoubleVision’s shareholders and paid $400,000 to one of DoubleVision’s creditors that resulted in the Company recognizing $3,482,884 in goodwill. The Share Purchase Agreement has an earn-out provision that could cause the Company to issue additional shares of the Company’s common stock equal to $1,000,000 (valued at the average closing price for the ninety days ending July 31, 2015) as additional purchase price consideration if the Company’s media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold.  In anticipation of achieving the earn-out provision, the Company accrued $1,000,000 in purchase price payable and increased goodwill to $4,482,884 as of March 31, 2015. During the quarter ended June 30, 2015, the Company issued 296,402 of its common stock at $3.60 per share for an aggregate amount of $1,067,044 in satisfaction of the purchase price payable and increased goodwill of $67,044.

7.	Accrued Expenses

The following is a summary of accrued expenses:

	June 30,	September 30,
	2015	2014
	(unaudited)

Accrued applications costs	$190,761	$171,732
Accrued payroll and related expenses - unrelated parties	229,489	125,910
Accrued professional fees	235,290	202,680
Other accrued expenses	800	800
	$656,340	$501,122

8.	Capital Leases

The Company leases various office equipment under multiple capital leases that expire in 2016 and 2018. The equipment has a cost of $66,272.

Minimum future lease payments under the capital leases at June 30, 2015 for each of the next four years and in the aggregate are as follows:

Year Ending June 30,

2016	$20,888
2017	3,790
2018	3,790
2019	947
Total minimum lease payments	29,415
Less amount representing interest	(1,588)
Present value of net minimum lease payments	$27,827

The effective interest rate charged on the capital leases range from approximately 2.25% to 7.428% per annum. The leases provide for a $1 purchase option. Interest charged to operations for the three and nine months ended June 30, 2015 was $310 and $953, respectively. Interest charged to operations for the three and nine months ended June 30, 2014 was $182 and $606, respectively. Depreciation charged to operations for the three and nine months ended June 30, 2015 was $3,314 and $9,793, respectively. Depreciation charged to operation for the three and nine months ended June 31, 2014 was $2,656 and $7,967, respectively.

9.	Income Taxes

As of June 30, 2015, the Company has a net operating loss carryover of approximately $38,500,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2034, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. We adopted the provisions of ASC 740-10-50. We had no material unrecognized income tax assets or liabilities for the nine months ended June 30, 2015 or for the nine months ended June 30, 2014.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three and nine months ended June 30, 2015 and 2014, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ending on or before September 30, 2011 or California state income tax examination by tax authorities for years ending on or before September 30, 2010. We are not currently involved in any income tax examinations.

10.	Convertible Debentures

	June 30,	September 30,
	2015	2014
	(unaudited)
Notes Payable:
Convertible term note (a)	$-	$1,700,000
Convertible term note (b)	-	275,000
Convertible term note (c)	-	1,030,000
Convertible term note (d)	-	255,000
Convertible term note (e)	-	448,000
Principal balance	-	3,708,000
Accrued Interest	-	582,899
	-	4,290,899
Less: discount on debt	-	-
	-	4,290,899
Less: current portion	-	(4,290,899)
Long term debt	$-	$-

a)	In November and December 2011, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of August 31, 2014 and issued warrants to purchase 360,000 shares of the Company’s common stock at $2.50 per share that expires on September 7, 2015. The notes provided for conversion of the outstanding principal and the first year’s accrued interest, in the amount of $170,000, into shares of common stock at a conversion price of $5.00 per share at the option of the holders, In October 2014, the Company repaid the notes in full with a cash payment.

b)	On September 7, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of September 7, 2014 and issued warrants to purchase 55,000 shares of the Company’s common stock at $2.50 per share that expires on September 17, 2015. The notes provided for conversion of the outstanding principal into shares of common stock at a conversion price of $5.00 per share at the option of the holders. In October 2014, the Company repaid the notes in full with a cash payment.

d)	On September 28, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of September 28, 2014 and issued warrants to purchase 51,000 shares of the Company’s common stock at $2.50 per share that expires on September 28, 2015. The notes provided for conversion of the outstanding principal into shares of common stock at a conversion price of $5.00 per share at the option of the holders. In October 2014, the Company repaid the notes in full with a cash payment.

e)

On October 5, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of October 5, 2014 and issued warrants to purchase 89,600 shares of the Company’s common stock at $2.50 per share that expires on October 5, 2015. The notes provided for conversion of the outstanding principal into shares of common stock at a conversion price of $5.00 per share at the option of the holders. In October 2014, the Company repaid the notes in full with a cash payment.

In connection with the 2012 private offering of convertible term notes, the Company incurred offering costs totaling $424,843 including the fair value of warrants issued to the Placement Agent to purchase 47,992 shares of the Company’s common stock at a purchase price of $3.04 per share. The value of the warrants of $166,319 was calculated using the Binomial Option model with a risk-free interest rates ranging from 0.31% to 0.34%, volatility ranging from 94.17% to 95.23%, and trading prices ranging from $2.80 to $3.30 per share. The $424,843 was amortized over the two-year term of the related debt using the effective interest method.

The convertible term notes were recorded net of discounts that include the relative fair value of the warrants, the notes’ beneficial conversion features, and the above indicated loan fee, all totaling $1,530,415. The discounts were amortized to interest expense over the term of the various notes using the effective interest method.  The initial value of the warrants of $1,124,773 issued to investors was calculated using the Binomial Option model with a risk-free interest rates ranging from 0.31% to 0.43%, volatility ranging from 94.17% to 103.00%, and trading prices ranging from $2.20 to $3.50 per share. The beneficial conversion feature of $51,516 was calculated using trading prices ranging from $2.60 to $3.50 per share and an effective conversion price of $3.22 per share.

Interest expense on the convertible term notes for the three and nine months ended June 30, 2015 was $0 and $1,950, respectively. Amortization of the discounts for the three and nine months ended June 30, 2015 totaled $0 and $0, respectively, which was charged to interest expense. Interest expense on the convertible term notes for the three and nine months ended June 30, 2014 was $92,935 and $280,112, respectively. Amortization of the discounts for the three and nine months ended June 30, 2014 was $92,157 and $288,379, respectively.

11.	Note Payable, net

	June 30, 2015	September 30, 2014
	(unaudited)
Notes Payable, net:
Principal outstanding	$10,000,000	$-
Accrued Interest	151,003	-
Accrued Termination Fee	89,486
	10,240,489	-
Less: discount on note payable	(1,228,138)	-
	9,012,351	-
Less: current portion, net	(2,631,564)	-
Long-term portion, net	$6,380,787	$-

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

On the Effective Date, the Company issued and sold a senior secured note (the “Note”) with an aggregate original principal amount of $10,000,000 (the “Original Principal Amount”) and issued, pursuant to a Subscription Agreement, 261,954 new shares of common stock to Fortress at $3.817 per share (which represents the trailing 30-day average closing price) for an aggregate amount of $1,000,000. After deducting original issue discount of 10% on the Notes and a structuring fee to the Investors, the Company received $8,850,000 before paying legal and due diligence expenses.

The principal amount of the Note bears interest at a rate equal to LIBOR plus 9% per annum. Such interest is payable in cash except that 2% per annum of the interest shall be paid-in-kind, by increasing the principal amount of the Notes by the amount of such interest. The term of the Notes is 42 months and the Company must make, beginning in October 2015, monthly amortization payments on the Notes, each in a principal amount equal to $333,334 until the Note is paid in full. The Company shall also apply 85% of Monetization Revenues (as defined in the Agreement) from the Company’s patents to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the Notes until all amounts due with respect to the Notes has been paid in full. After the repayment of the Notes, in addition to the interest, the Company shall pay the Revenue Participants up to 50% of Monetization Revenues totaling (i) $5,000,000, if paid in full prior to March 31, 2018 and (ii) $7,500,000 thereafter (the “Revenue Stream”). The Company must also pay $350,000 to the Note Purchasers upon repayment of the Notes.

The Company may prepay the Notes in whole or in part, without penalty or premium, except that any optional prepayments of the Notes prior to the first anniversary of the Effective Date shall be accompanied by a prepayment premium equal to 5% of the principal amount prepaid.

The Agreement contains certain standard Events of Default. The Company granted to the Collateral Agent, for the benefit of the Secured Parties, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to the Patents, which shall be evidenced by, and reflected in, the Patent License Agreement. The Collateral Agent and the Investors agree that the Collateral Agent shall only use such license following an Event of Default. Pursuant to the Security Agreement, the Company granted the Investors a first priority senior security interest in all of the Company’s assets. The Company and the Investors assigned a value of $500,000 to the revenue sharing terms of the Agreement and in accordance with ASC 470-10-25 “Debt Recognition”, the Company recognized $500,000 as deferred revenue and a discount on the Note that is amortized over the 42-month term of the Note using the effective interest method. For the three and nine months ended June 30, 2015, the Company recognized $46,238 and $127,837, respectively in licensing revenue and interest expense from amortization of the deferred revenue.

Interest expense on the Note for the three and nine months ended June 30, 2015 was $255,734 and $755,019, respectively. Amortization of the discounts for the three and nine months ended June 30, 2015 totaled $152,586 and $421,862, respectively, which was charged to interest expense. Accrual of termination fees for the three and nine months ended June 30, 2015 was $32,367 and $89,486, respectively, which was charged to interest expense. There were no accruals of termination fees for the three and nine months ended June 30, 2014.

12.	Stock Based Compensation

During the nine months ended June 30, 2015, the Company recognized stock-based compensation expense totaling $478,079, of which $91,000 was for payment of consulting services through the issuance of 35,000 common shares, $305,532 was recognized through the vesting of 160,986 common stock options, and $81,547 from the amortization of prepaid consulting fees compensated through the granting of 575,000 options (See Note 15).

During the nine months ended June 30, 2014, the Company recognized stock-based compensation expense totaling $1,448,762, of which $14,500 was recognized through the issuance of 2,500 common shares to the Company’s Chief Financial Officer, $625,320 was recognized through the vesting of 335,000 common stock options and $808,942 from the amortization of prepaid consulting fees compensated through the granting of 575,000 options.

13.	Related Party Transactions

Effective December 13, 2013, the former Executive Chairman’s employment under the employment agreement by and between the Company and the former Executive Chairman, or otherwise, was terminated. Pursuant to a Separation Agreement and General Release dated April 9, 2014, the former Executive Chairman resigned from the Board of Directors. For the nine months ended June 30, 2015, the Company paid $100,851 representing the remaining severance obligation costs under the Separation Agreement and General Release.

On April 21, 2014 (the “Effective Date”), SITO Mobile R&D IP, LLC, the Company’s wholly-owned subsidiary, through a joint venture arrangement organized as a limited liability company (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV granted the Licensee a term-limited license ( the “License”) to all patents licensable b the JV (“Patents”), including an exclusive license to assert the Patents against certain infringing parties in the media distribution industry. In exchange for the License, the Licensee agreed to pay an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”). Commencing three years from the Effective Date, the Licensee may each year, at its sole option, pay a $1,250,000 license fee to renew the License for every year for four additional years. Once the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License is deemed to be perpetual. For Patents infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid and litigation costs incurred (“Share of Proceeds”). SITO Mobile R&D IP, LLC and its joint venture partner will serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee will be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting Licensee in such litigation, including attorneys’ fees. The Licensee will pay the Annual Fee and any Share of Proceeds to the JV. Proceeds received by the JV are shared by SITO Mobile R&D IP, LLC and PMC on a 30% and 70% basis, respectively. In the event that the Licensee does not assert any infringement actions under its rights in the License within five years of the Effective Date, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee. For the three and nine months ended June 30, 2015, the Company amortized $93,297 and $280,283 in revenue and as of June 30, 2015 has $303,279 in deferred revenue under the Licensing Agreement.

The Company entered into a Separation and General Release Agreement (the “Separation Agreement”) with its former Chief Executive Officer, James Orsini, which confirmed his removal from all positions held with the Company, including its subsidiaries, divisions, affiliates, partnerships, joint ventures and related business entities, effective September 19, 2014. Pursuant to the terms of the Separation Agreement and in accordance with the terms of his employment agreement, the Company will pay to Mr. Orsini, one year of his base salary, accrued but unused vacation time and will provide continued medical coverage for a period of one year. In addition, the Company reimbursed Mr. Orsini $10,000 for his attorneys’ fees in connection with his Separation Agreement. In exchange for these payments, and other provisions, Mr. Orsini agreed to a general release in favor of the Company. The Separation Agreement became effective September 19, 2014. For the three and nine months ended June 30, 2015, the Company paid $116,410 and $338,476 under terms of the Separation Agreement and has accrued $119,374 in remaining obligations.

On November 10, 2014, the Company granted options to a Director to purchase 25,000 of Company common stock at a purchase price of $3.03 per share expiring November 10, 2019. The 25,000 options were valued at $48,325 under the Binomial Option Model using a trading price of $2.90 per share, a risk free interest rate of 1.65%, and volatility of 102.66%. The options immediately vested upon grant and the $48,325 was fully charged to operations on the date of grant.

On November 21, 2014, the Company granted options to an employee to purchase 15,000 of Company common stock at a purchase price of $2.805 per share expiring November 21, 2019. The 15,000 options were valued at $28,230 under the Binomial Option Model using a trading price of $2.60 per share, a risk free interest rate of 1.60%, and volatility of 100.62%. The options vest in increments of 5,000 shares over a three-year period and the $28,230 is charged to operations over the vesting period of the options.

On November 21, 2014, the Company granted options to an employee to purchase 38,000 of Company common stock at a purchase price of $2.805 per share expiring November 21, 2019. The 38,000 options were valued at $71,516 under the Binomial Option Model using a trading price of $2.60 per share, a risk free interest rate of 1.60%, and volatility of 100.62%. The options vest in increments of 12,667 shares over a three-year period and the $71,516 is charged to operations over the vesting period of the options.

On November 21, 2014, the Company approved a compensation plan for the executive officers of the Company which provides for the payment of a cash bonus and an equity grant of performance options to the Company’s Chief Executive Officer and its Chief Financial Officer (the “Executives”). Each Executive is eligible for an annual cash bonus, based upon net revenue, gross margins, and individual key performance indicators, set annually by the Company’s Compensation Committee (the “Target Performance”). The target bonus for the Chief Executive Officer is 50% of his base salary and for the Chief Financial Officer, the target bonus is 40% of his base salary. Eighty percent of the cash bonus is based upon the target net revenues and gross margins of the Company with 20% of the cash bonus based upon individual key performance indicators. Fifty percent of the target cash bonus will be paid if threshold performance of 80% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 150% of the cash bonus paid if 120% of the Target Performance is achieved. As of March 31, 2015, the Company has accrued $84,563 in compensation expense for the potential incentive cash bonuses. The equity grant component of the compensation plan provides for the grant of 105,000 performance options to purchase shares of Company common stock to the Chief Executive Officer and 42,000 performance options to purchase shares of Company common stock to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three year increments commencing on the grant date and are exercisable at a price of $2.805. As of June 30, 2015, the Company has accrued $30,855 in stock compensation expense for the potential incentive stock option bonuses.

On December 15, 2014 the Company granted options to 21 employees to purchase an aggregate of 43,500 shares of Company common stock at a purchase price of $2.50 per share expiring December 15, 2019. The 43,500 options were valued at $72,341 under the Binomial Option Model using a trading price of $2.30 per share, a risk free interest rate of 1.64%, and volatility of 100.54%. The options vest in increments of 14,500 shares over a three-year period and the $72,341 is charged to operations over the vesting period of the options.

On May 20, 2015 the Company granted options to a Director to purchase an aggregate of 20,000 shares of Company common stock at a purchase price of $3.318 per share expiring May 20, 2020. The 20,000 options were valued at $48,000 under the Binomial Option Model using a trading price of $3.20 per share, a risk free interest rate of 1.56%, and volatility of 103.26%. The options immediately vested upon grant and the $48,000 was fully charged to operations on the date of grant.

On May 20, 2015 the Company granted options to a Director to purchase an aggregate of 16,986 shares of Company common stock at a purchase price of $3.318 per share expiring May 20, 2020. The 16,986 options were valued at $40,767 under the Binomial Option Model using a trading price of $3.20 per share, a risk free interest rate of 1.56%, and volatility of 103.26%. The options immediately vested upon grant and the $40,767 was fully charged to operations on the date of grant.

On May 20, 2015 the Company granted options to an employee to purchase an aggregate of 2,500 shares of Company common stock at a purchase price of $3.318 per share expiring May 20, 2020. The 2,500 options were valued at $6,000 under the Binomial Option Model using a trading price of $3.20 per share, a risk free interest rate of 1.56%, and volatility of 103.26%. The options vest in increments over a three-year period and the $6,000 is charged to operations over the vesting period of the options.

14.	Fair Value

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization. The Company determines the fair value of obligations under capital lease, notes payable and convertible debentures based on the effective yields of similar obligations (Level 2).

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

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheets at fair value. The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2015. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended June 30, 2015.

15.	Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the nine months ended June 30, 2015, the Company issued 648,356 shares of common stock of which 20,000 shares were issued upon exercise of warrants for which the Company received $50,000 in gross proceeds, issued 261,954 shares for which the Company received $1,000,000 in gross proceeds, 70,000 shares for which the Company received consulting services valued at $210,000 and issued 296,402 in connection with the purchase agreement with DoubleVision Networks Inc.

During the nine months ended June 30, 2014, the Company issued 40,150 shares of its common stock of which 30,150 shares were issued upon exercise of warrants for which the Company received $75,456 in gross proceeds and 10,000 shares were issued for the conversion of debt in the amount of $50,000.

Warrants

During the nine months ended June 30, 2015, no warrants were granted, 20,000 warrants exercised to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.50, and 140,000 warrants expired.

During the nine months ended June 30, 2014, three warrant holders exercised 30,150 warrants to purchase 30,150 shares of the Company common stock of which 30,000 warrants had an exercise price of $2.50 per share and 150 warrants had an exercise price of $3.04 per share.

Options

On November 10, 2014, the Company granted options to a newly appointed Director to purchase 25,000 of Company common stock at a purchase price of $3.03 per share that expires November 10, 2019. The 25,000 options were valued at $48,325 under the Binomial Option Model using a trading price of $2.90 per share, a risk free interest rate of 1.65%, and volatility of 102.66%. The options immediately vested and the $48,325 was fully charged to operations on the date of grant.

On November 21, 2014 the Company granted options to an Employee to purchase 15,000 of Company common stock at a purchase price of $2.805 per share that expire on November 21, 2019. The 15,000 options were valued at $28,230 under the Binomial Option Model using a trading price of $2.60 per share, a risk free interest rate of 1.60%, and volatility of 100.62%. The options vest in increments of 5,000 shares over a three-year period and the $28,230 is charged to operations over the vesting period of the options.

On November 21, 2014 the Company granted options to an Employee to purchase 38,000 of Company common stock at a purchase price of $2.805 per share expiring November 21, 2019. The 38,000 options were valued at $71,516 under the Binomial Option Model using a trading price of $2.60 per share, a risk free interest rate of 1.60%, and volatility of 100.62%. The options vest in increments of 12,667 shares over a three year period and the $71,516 is charged to operations over the vesting period of the options.

On December 15, 2014 the Company granted 21 employees options to purchase an aggregate of 43,500 shares of Company common stock at a purchase price of $2.50 per share expiring December 15, 2019. The 43,500 options were valued at $72,341 under the Binomial Option Model using a trading price of $2.30 per share, a risk free interest rate of 1.64%, and volatility of 100.54%. The options vest in increments of 14,500 shares over a three year period and the $72,341 is charged to operations over the vesting period of the options.

On May 20, 2015 the Company granted options to a Director to purchase an aggregate of 20,000 shares of Company common stock at a purchase price of $3.318 per share expiring May 20, 2020. The 20,000 options were valued at $48,000 under the Binomial Option Model using a trading price of $3.20 per share, a risk free interest rate of 1.56%, and volatility of 103.26%. The options immediately vested upon grant and the $48,000 was fully charged to operations on the date of grant.

On May 20, 2015 the Company granted options to a Director to purchase an aggregate of 16,986 shares of Company common stock at a purchase price of $3.318 per share expiring May 20, 2020. The 16,986 options were valued at $40,767 under the Binomial Option Model using a trading price of $3.20 per share, a risk free interest rate of 1.56%, and volatility of 103.26%. The options immediately vested upon grant and the $40,767 was fully charged to operations on the date of grant.

On May 20, 2015 the Company granted options to an employee to purchase an aggregate of 2,500 shares of Company common stock at a purchase price of $3.318 per share expiring May 20, 2020. The 2,500 options were valued at $6,000 under the Binomial Option Model using a trading price of $3.20 per share, a risk free interest rate of 1.56%, and volatility of 103.26%. The options vest in increments over a three-year period and the $6,000 is charged to operations over the vesting period of the options.

A summary of outstanding stock warrants and options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding – September 30, 2013	4,970,495	$4.80
Granted	215,000	$5.80
Exercised	(679,095)	$(3.60)
Cancelled	(522,500)	$(5.50)
Outstanding – September 30, 2014	3,983,900	$4.80
Granted	160,986	$2.70
Exercised	(20,000)	$(2.50)
Cancelled	(865,800)	$(3.80)
Outstanding – June 30, 2015	3,259,086	$4.90

Of the 3,259,086 options and warrants outstanding, 3,110,086 are fully vested and currently available for exercise.

16.	Commitments and Contingency

Operating Leases

The Company leases office space in Rogers, Arkansas; Jersey City, New Jersey; Boise, Idaho; and Royal Oak, Michigan. The Rogers office is leased for a term of five years, effective January 1, 2012. The Company’s Boise office space is subject to a 38-month lease that commenced on May 1, 2014. The Jersey City office lease, amended on November 6, 2014, expires on November 30, 2018 and the Company has the option to extend the term for an additional five years. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses. The Company entered into a sub-lease agreement on May 22, 2015 for an office in Michigan. The term for the office space is month to month. Rent expense for the three months ended June 30, 2015 and 2014 was $89,629 and $50,487, respectively. Rent expense for the nine months ended June 30, 2015 and 2014 was $236,474 and $163,070, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of June 30, 2015 for the next five years and in the aggregate are:

2016	$327,119
2017	305,663
2018	256,608
2019	106,920
2020	-
$996,310

17.	DoubleVision Acquisition

On July 24, 2014, the Company acquired all of the outstanding capital stock of DoubleVision, a provider of mobile media for clients looking to place advertisements in mobile devices based on real-time data.   With this acquisition, the Company integrated DoubleVision’s ability to provide real-time advertising in its mobile media market with our product offerings.  The contractual price for the acquisition was $3,680,000 which was paid by issuing 800,000 shares of the Company’s common stock to DoubleVision’s shareholders at an agreed-upon valuation of $4.10 per share, plus a cash payment of $400,000 to one of DoubleVision’s creditors.

In addition to the initial purchase price, the agreement called for $1,000,000 in contingent consideration based on the Company achieving $3,000,000 in media placement revenue in the twelve months ended July 31, 2014.  At March 31, 2015, the Company recorded the additional $1,000,000 purchase price payable in anticipation of achieving the revenue milestone and increased goodwill to $4,482,884 as of March 31, 2015. During the quarter ended June 30, 2015, the Company has issued 296,402 of its common stock at $3.60 per share for an aggregate amount of $1,067,044 in satisfaction of the purchase price payable and increased goodwill of $67,044.

As of June 30, 2015, the allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows:

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

Net revenue	$10,681,740
Net loss	(4,046,089)
Net loss per share	(0.30)
Net loss per share-diluted	(0.30)

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

18.	Subsequent Events

On July 8, 2015, the Company, Hipcricket, Inc. and, solely as a guarantor of Hipcricket’s indemnity obligations, ESW Capital LLC entered into an Asset Purchase Agreement pursuant to which the Company acquired assets of Hipcricket’s mobile advertising business. The Company paid a consideration of $1,300,000 in cash and issued to Hipcricket 620,560 shares of the Company’s common stock that the parties agreed to value at $2,544,917. The Company acquired all rights in, to contracts with Hipcricket’s mobile advertising customers, customer lists and records as well as certain intellectual assets and properties used in Hipcricket’s mobile advertising business. The Company hired certain employees of Hipcricket to service the Hipcricket customers.

In July 2015, we issued 25,000 shares of our common stock for the exercise of 25,000 warrants to purchase our common stock at $2.50 per share.

On July 29, 2015, the Company filed an amendment to the Certificate of Incorporation to effect a 1-for-10 reverse split of its issued and outstanding common stock the reverse split became effective in the market on July 30, 2015. Following the reverse split, every ten shares of the Company's issued and outstanding common stock were be automatically combined and converted into one issued and outstanding share of common stock with a par value of $0.001 per share. No fractional shares are to be issued.

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

On July 24, 2014, we acquired all of the shares of DoubleVision. We paid $3.6 million for DoubleVision by issuing 800,000 shares of the Company’s common stock to the Sellers at an agreed-upon valuation of $4.10 per share. We also agreed to pay $400,000 to one of DoubleVision’s creditors. Substantially all of the DoubleVision shareholders are subject to lockup agreements that restrict the sale of the shares acquired for at least one year. The purchase price may be reduced subject to certain conditions related to DoubleVision’s liabilities and payment of transaction costs. The Double Vision shareholders also have an earn –out provision which could cause us to issue additional shares of our common stock to the Sellers if our media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold. On June 30, 2015, we issued, pursuant to the earn-out provision, 296,402 shares of common stock that is valued at $1,067,044 based on a $3.60 share price on the date of issuance.

On July 8, 2015, we, Hipcricket, Inc. and, solely as a guarantor of Hipcricket’s indemnity obligations, ESW Capital LLC entered into an Asset Purchase Agreement pursuant to which we acquired assets of Hipcricket’s mobile advertising business. We paid a consideration of $1,300,000 in cash and issued to Hipcricket 620,560 shares of our common stock that the parties agreed to value at $2,544,917. We acquired all rights in, to contracts with Hipcricket’s mobile advertising customers, customer lists and records as well as certain intellectual assets and properties used in Hipcricket’s mobile advertising business. We hired certain employees of Hipcricket to service the Hipcricket customers. We anticipate that our purchase of the Hipcricket mobile advertising business will increase our media placement revenues starting in the quarter ending September 30, 2015.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2015 and 2014

During the three months ended June 30, 2015, our revenue increased by approximately 72% over revenue generated during the three months ended June 30, 2014 ($3,680,878 in the three months ended June 30, 2015 compared to $2,143,565 in the three months ended June 30, 2014).

Of our revenue earned during the three months ended June 30, 2015, approximately 36% was generated from contracts with six customers covered under our agreements with AT&T.  Of our revenue earned during the quarter ended June 30, 2014, approximately 90% was generated from contracts with six customers covered under our agreements with AT&T.

Our cost of revenue, which represent the costs associated with wireless applications and media placement revenues, increased $532,831 or 58% to $1,444,804 for the three months ended June 30, 2015 as compared to $911,973 for the three months ended June 30, 2014. Our cost of revenue varies substantially in line with wireless applications and media placement revenues and includes the amortization expense of the software development costs for our technology platforms that we use to operate our wireless applications and media placements businesses. Cost of revenue for the three months ended June 30, 2015 increased as compared to the three months June 30, 2014 primarily as result of the 77% increase in media placement revenues over the same comparable periods and an $82,286 increase in amortization expense. For the three months ended June 30, 2015 and 2014, software development cost amortization expense was $176,704 and $94,418, respectively.

Our gross profit represents our total revenue less our cost of sales.  For the three months ended June 30, 2015 and 2014, our gross profit was $2,236,074 and $1,231,592 respectively, an increase of $1,004,482 or 82%. Our gross margin was 61% for the three months ended June 30, 2015 as compared to 57% for the three months ended June 30, 2014.  We do not have cost of revenue associated with our licensing and royalties revenue. When excluding licensing and royalties’ revenue for the three months ended June 30, 2015, our gross margin was 59% as compared to a gross margin of 56% for the three months ended June 30, 2014. Our gross margin when excluding licensing and royalties’ revenue and amortization expense, was 64% for the three months ended June 30, 2015 as compared to 61% for the three months ended June 30, 2014. Our media placement business generated a 68% gross margin for the three months ended June 30, 2015 as compared to our wireless applications business that generated a 49% gross margin for that period. For the three months ended June 30, 2015, our media placement revenues comprised 59% of total revenue and contributed more to our overall gross margin as compared to the three months ended June 30, 2014 when media placement revenue comprised 6% of total revenue.

General and administrative expense, excluding stock based compensation, was $1,334,174 for the three months ended June 30, 2015 as compared to $1,076,589 for the three months ended June 30, 2014, an increase of $257,585 or 24%, that is primarily attributable to the increased number of our personnel and increased professional services.

Sales and marketing expense, excluding stock based compensation, was $1,244,910 for the three months ended June 30, 2015 as compared to $311,648 for the three months ended June 30, 2014, an increase of $933,262 or 299%, that is primarily attributable to increased sales and marketing spending, including expansion of our direct sales force and customer management personnel in connection with our media placement business that we launched in December 2013 and expanded following the DoubleVision acquisition in July 2014.

Research and Development expense increased to $15,491 in the three months ended June 30, 2015 from $12,601 in the three months ended June 30, 2014. Our technology investment in revenue growth has shifted to development of our mobile engagement platform through software development efforts and away from our past open ended research and development. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the three-month periods ended June 30, 2015 and 2014, we recognized $176,704 and $94,418 in amortization of software development costs, respectively, with the increased amortization attributable to the increased investment that we have been making in developing our platform.

For the three months ended June 30, 2015, total stock based compensation expense decreased 57% to $147,299 from $340,372 for the three months ended June 30, 2014. The decrease is attributable to fewer stock based compensation issuances as part of our effort to reduce the number of issued and potentially issuable shares of our common stock.

On January 20, 2015, the Company entered into an asset purchase agreement (the “Hipcricket APA”) which filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for the District of Delaware. The Hipcricket APA contemplated the acquisition of substantially all of Hipcricket’s assets for $4.5 million in cash. Under the Hipcricket APA, the Company deposited $200,000 into escrow and is entitled to receive a refund of its deposit and $325,000 should a third party acquire Hipcricket through a Bankruptcy Court supervised auction process under Section 363 of the Bankruptcy Code. The Hipcricket APA comprised the initial "stalking-horse bid" in the auction process, which was subject to higher and better offers. In addition, the Company agreed to provide up to $3.5 million in debtor-in-possession financing that carried a 13% per annum interest rate. On March 10, 2015, the Bankruptcy Court ruled that a third party had a higher and better bid than the Company’s offer. On March 18, 2015, the Company was repaid all principal and interest owed on the debtor-in-possession financing. During the three months ended June 30, 2015, the Company received its $200,000 deposit and $325,000 for expense reimbursement and a break-up fee that offset general and administrative expenses incurred. The Company received $54,189 in interest income from the debtor-in-possession financing.

Interest expense for the three months ended June 30, 2015 and 2014 was $454.199 and $185,274, respectively, an increase of $268,925 or 145%. The increase in interest expense is attributable to the increase in the outstanding principal of our debt. In October 2014, we sold a secured $10,000,000 42-month note having an interest rate of LIBOR, which was 0.19% as of June 30, 2015, plus 9%. Included in interest expense for the three months ended June 30, 2015 is $165,920 in amortization of discounts on the debt for a structuring fee, termination fees and the rights assigned to the note holder to share in our potential future new intellectual property monetization revenue streams.

Our net loss for the three months ended June 30, 2015 was $1,037,360 as compared to a net loss of $752,560 for the three months ended June 30, 2014, an increase of $284,400 or 38% that is primarily attributable to the $956,070 increase in sales and marketing expense and $268,925 increase in interest that was partially offset by the $1,004,482 increase in gross profit over the comparable periods. Excluding stock based compensation, our net loss for the three month periods ended June 30, 2015 and 2014 were $890,061 and $412,188, respectively. Our earnings before interest, taxes, depreciation and amortization or EBITDA was a loss of $505,800 for the three months ended June 30, 2015 as compared to a loss of $509,618 on an EBITDA basis for the three months ended June 30, 2014.

Our net loss on a basic and fully diluted basis was $0.07 per share the three months ended June 30, 2015 based on our weighted average shares outstanding of 15,404,817 as compared to a net loss of $0.05 per share for the three months ended June 30, 2014 based on our weighted average shares outstanding of 14,272,863. The increase in the number of weighted shares outstanding primarily reflect the issuance of 55,000 shares for stock options and warrants exercised since June 30, 2014, the 800,000 shares for the acquisition of DoubleVision in July 2014 and 261,954 shares sold to Fortress Credit Co LLC (“Fortress”) at $3.817 per share in October 2014.

Results of Operations for the Nine Months Ended June 30, 2014 and 2013

During the nine months ended June 30, 2015, our revenue increased by approximately 64% over revenue generated during the nine month ended June 30, 2014 ($11,295,134 in the nine months ended June 30, 2015 compared to $6,867,886 in nine months ended June 30, 2014).

Of our revenue earned during the nine months ended June 30, 2015, approximately 50% was generated from contracts with six customers covered under our agreements with AT&T.  Of our revenue earned during the nine months ended June 30, 2014, approximately 84% was generated from contracts with seven customers covered under our agreements with AT&T and 10% was generated from our agreement with Zoove Corporation.

Royalties and Application Costs represent the direct out-of-pocket costs associated with revenue. Royalties and Application Costs vary substantially in line with Wireless Applications and Media Placement revenue and totaled $4,844,832 in the nine months ended June 30, 2015, compared to $2,736,542 in 2014, an increase of 77%. Our gross margin was 57% for the nine months ended June 30, 2015 as compared to 60% for the nine months ended June 30, 2014.    The decrease is primarily attributable to the $821,918 in licensing revenue in nine months ended June 30, 2014, for which there are no Royalties and Application Cost. When excluding licensing and royalties’ revenue for the nine months ended June 30, 2015 and 2014, our gross margin was 55% for both periods. Our gross margin when excluding licensing and royalties’ revenue and amortization expense, was 60% for the nine months ended June 30, 2015 as compared to 59% for the nine months ended June 30, 2014. Our media placement business generated a 57% gross margin for the nine months ended June 30, 2015 as compared to our wireless applications business that generated a 55% gross margin for that period. For the nine months ended June 30, 2015, our media placement revenues comprised 45% of total revenue and contributed more to our overall gross margin as compared to the nine months ended June 30, 2014 when media placement revenue comprised 3% of total revenue.

Research and Development expense decreased from $48,326 in the nine months ended June 30, 2014 to $35,225 in the nine ended June 30, 2015. Our technology investment in revenue growth has shifted to development of our mobile engagement platform through software development efforts and away from our past open ended research and development. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the nine-month periods ended June 30, 2015 and 2014, we recognized $449,959 and $283,199 in amortization of software development costs, respectively, with the increased amortization attributable to the increased investment that we have been making in developing our platform.

General and administrative expense, excluding stock based compensation, was $3,560,466 for the nine months ended June 30, 2015 as compared to $4,030,499 for the nine months ended June 30, 2014, a decrease of $470,033 or 12% that is primarily attributable to our accruing $574,787 in compensation expense in connection with terminating our employment agreement with our former Executive Chairman on December 13, 2013 and savings from termination of our former Chief Executive Officer in September 2014.

For the nine months ended June 30, 2015, total stock based compensation expense decreased 67% to $478,079 from $1,488,762 for the nine months ended June 30, 2014. The decrease is attributable to fewer stock based compensation issuances as part of our effort to reduce the number of issued and potentially issuable shares of our common stock.

During the three months ended June 30, 2015, the Company received its $200,000 deposit and $325,000 for expense reimbursement and a break-up fee that offset general and administrative expenses incurred. The Company received $54,189 in interest income from the debtor-in-possession financing.

Interest expense for the nine months ended June 30, 2015 and 2014 was $1,306,002 and $569,097, respectively, an increase of $736,905 or 129%. The increase in interest expense is attributable to the increase in the outstanding principal of our debt. In October 2014, we sold a secured $10,000,000 42-month note having an interest rate of LIBOR, which was 0.19% as of June 30, 2015, plus 9%. Included in interest expense for the nine months ended June 30, 2015 is $294,025 in amortization of discounts on the debt for a structuring fee, termination fees and the rights assigned to the note holder to share in our potential future new intellectual property monetization revenue streams.

Our net loss for the nine months ended June 30, 2015 was $1,912,122 as compared to a net loss of $2,913,369 for the nine months ended June 30, 2014, a decrease of $1,001,247 or 34% that is primarily attributable to the $4,427,248 increase in revenue, our improved gross margin and the $478,079 decrease in stock based compensation expense for employees, directors and consultants. Excluding stock based compensation, our net loss for the nine months ended June 30, 2015 was $1,434,043, which includes the one-time compensation expense charge $574,787, noted above. For the nine months ended June 30, 2014, our net loss, excluding stock based compensation, was $1,464,607. Our earnings before interest, taxes, depreciation and amortization or EBITDA was $449,570 for the nine months ended June 30, 2015 as compared to a loss of $2,173,536 on an EBITDA basis for the nine months ended June 30, 2014.

Our net loss on a basic and fully diluted basis was $0.12 per share the nine months ended June 30, 2015 based on our weighted average shares outstanding of 15,365,638 as compared to a net loss of $0.21 per share for the nine months ended June 30, 2014 based on our weighted average shares outstanding of 14,210,108. The increase in the number of weighted shares outstanding primarily reflect the issuance of 648,356 shares of common stock, of which 20,000 were issued for warrants exercised, 261,954 shares were issued to Fortress, 70,000 shares were issued for consulting services, 296,402 were issued to DoubleVision for the earnout provision and the 800,000 shares for the acquisition of DoubleVision in July 2014.

Liquidity and Capital Resources

At June 30, 2015, we had total assets of $16,092,895 and total liabilities of $12,746,582. At September 30, 2014, we had total assets of $10,106,768 and total liabilities of $7,450,054. The $5,986,127 or 59% increase in assets is primarily attributable to the $2,167,064 net increase in cash from sale of a long-term secured note and our common stock to Fortress after repayments of all principal and interest due on our convertible debentures that matured, $1,067,044 increase in goodwill from the DoubleVision acquisition and $1,763,491 increase in accounts receivable attributable to increased revenues and a $513,493 increase in capitalized software development costs for enhancing our mobile engagement platform.

During the nine months ended June 30, 2015, we used $1,729,786 in cash for operating activities as compared to the $245,782 that we used for operating activities during the nine months ended June 30, 2014. Cash used for operating activities for the nine months ended June 20, 2015 is primarily attributable to our $1,912,122 net loss for the period that was partially offset by noncash expenses of $1,122,275 in depreciation and amortization expense and $478,079 in stock compensation expense. In addition, we used $1,543,991 in operating cash for growth in our accounts receivable this fiscal year that is attributed to our now having more media placement revenue, which typically remains outstanding in accounts receivable longer than our wireless applications revenue. Of the $1,543,991 in cash used to fund accounts receivable as of June 30, 2015, one customer was responsible for $354,039 as a result of increased sales and increased aging of our outstanding invoices for sales to the customer. Since June 30, 2015, we received payments from the customer to bring their outstanding balance within payment terms and collected nearly $1,000,000 in media placement revenue. Cash used in operating activities for the nine months ended June 30, 2015 included a $496,068 decrease in accrued expenses, including a $342,410 decrease in accrued interest that resulted from our paying off interest on our convertible notes and a $153,658 decrease in other accrued expenses that were offset by a $210,805 increase in accounts payable, and a $497,626 increase in deferred revenue related to customer prepayments of media placement and licensing and royalty revenues.

Cash used in investing activities for the nine months ended June 30, 2015 was $1,636,254, of which $963,452 represented the capitalized internal costs of our software development for our core operations, $318,638 represents investments in our Intellectual Property that is designed to strengthen our Intellectual Property portfolio and expand our mobile communications/advertising offerings, and $318,638 in purchases of property and equipment primarily for our expanded Jersey City offices and personnel, which were increased levels of investment as compared to the nine months ended June 30, 2014.

Cash provided from financing activities for the nine months ended June 30, 2015 totaled $5,533,104. We received $8,205,816 from the sale of our note to Fortress, net of fees and expenses, $1,000,000 from issuances of our common stock to Fortress and used those proceeds to repay $3,708,000 in principal plus accrued interest on outstanding convertible notes that had a 10% interest rate and gave the note holders’ the right to convert the debentures into 775,600 shares of our common stock.

On October 3, 2014, we, together with our wholly owned subsidiaries SITO Mobile Solutions, Inc. and SITO Mobile R&D IP entered into a Revenue Sharing and Note Purchase Agreement with Fortress, CF DB EZ LLC and Fortress pursuant to which we issued and sold a senior secured note with an aggregate original principal amount of $10,000,000 and sold 261,954 newly issued shares of common stock to Fortress at $3.817 per share. After deducting original issue discount of 10% on the Note and a structuring fee to the Investors, we received $8,850,000 before paying legal and due diligence expenses.

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

Long-Lived Assets

We account for our long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. We determined that none of our long-term assets at June 30, 2015 were impaired.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for our fiscal year ended September 30, 2014.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In March 2015, we issued 20,000 shares of our common stock for the exercise of 20,000 warrants to purchase our common stock at $2.50 per share.

In July 2015, we issued 25,000 shares of our common stock for the exercise of 20,000 warrants to purchase our common stock at $2.50 per share.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuance.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 - Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

No disclosure required.

Item 6 - Exhibits

Index to Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment to the Certificate of Incorporation of SITO Mobile, Ltd.
10.1	Asset Purchase Agreement dated as of July 8, 2015 by and among SITO Mobile, Ltd., SITO Mobile Solutions, Inc., Hipcricket, Inc. and solely for purposes of Section 10.10, ESW Capital LLC dated as of January 20, 2015 (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed July 13, 2015)
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITO Mobile Ltd.

Date: August 4, 2015	By:	/s/ Jerry Hug
Jerry Hug, Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2015	By:	/s/ Kurt Streams
Kurt Streams, Chief Financial Officer
(Principal Financial and Accounting Officer)

