Form 10-K
period 2015-09-30
SITO MOBILE, LTD.
filed 2015-11-25
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 001-37535

SITO MOBILE, LTD.

(Name of registrant in its charter)

Delaware	13-4122844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Town Square Place, Suite 204, Jersey City, NJ 07310

 (Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (201) 275-0555

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter, or March 31, 2015, was approximately $35,556,822

The number of shares of registrant’s common stock outstanding, as of November 23, 2015 was 17,155,748.

DOCUMENTS INCORPORATED BY REFERENCE

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We are a mobile location-based advertising platform serving businesses, advertisers and brands. Through our platform, our solutions allow marketers to create content targeted to audiences, based on location, interests, behaviors and loyalty. Through the proliferation of mobile devices, SITO Mobile provides our customers with the ability to deliver actionable content in a real-time manner, while providing measurement and analytics that allow campaigns to be fluid and transaction driven.

The rebranding as SITO Mobile in September 2014 follows a period of expansion for the Company throughout the U.S. and Canada. The new corporate identity is intended to reinforce our emphasis on mobile location-based advertising and mobile messaging platforms that give brands, agencies and retailers the ability to transform digital marketing by delivering targeted mobile advertising campaigns based on geo-location, in-store traffic and customer response. Our platform also drives focus on our core offerings and launches enhancements to location-based advertising products, such as Verified Walk-in, our proprietary mobile attribution engine. We believe this will give clients the appropriate measurement, beyond click through rates to properly assess return on investment and alter advertising programs in real-time, which we believe can mean the difference in competitive advantage.

Our offerings now include:

SITO Location Based Advertising - Deliver display advertisements and videos (rich media) on behalf of advertisers, including the following features:

●	Geo-fencing – Targets customers within a certain radius of location and uses technology to push coupons, ads and promotions to mobile applications.

●	Verified Walk-in – Tracks foot-traffic to locations and which ads drove action.

●	Behavioral Targeting – Tracks past behaviors over 30-90 day increments allowing for real-time campaign management.

●	Analytics and Optimization – Culling and building measurement system used to track metrics such as user demographics, psychographics, Cost Per Thousand Ad Impressions Served (“CPM”), click-throughs and time of engagement.

SITO Mobile Messaging – Platform for building and controlling tailored programs including messaging, customer incentive programs, etc.

●	Creates a direct channel to customers;

●	Builds customer loyalty;

●	Drives consumer interaction to increase sales; and

●	Everywhere – a portal/platform where customers can manage their own campaigns and can tailor to regions and products.

Recent Developments

Reverse Stock Split

On July 29, 2015, the Company filed an amendment to the Certificate of Incorporation to effect a 1-for-10 reverse split of its issued and outstanding common stock. The reverse split became effective in the market on July 30, 2015. Following the reverse split, every ten shares of the Company's issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock with a par value of $0.001 per share. No fractional shares were issued.

Asset Purchase Agreement with Hipcricket, Inc.

On July 8, 2015, we, together with our wholly owned subsidiary, SITO Mobile Solutions, Inc., Hipcricket, Inc. (“Hipcricket”) and, solely as a guarantor of Hipcricket’s indemnity obligations, ESW Capital LLC entered into an Asset Purchase Agreement pursuant to which we acquired the assets of Hipcricket’s mobile advertising business (the “Purchased Assets”).

The Company paid $3,700,000 for the Purchased Assets by issuing to Hipcricket 620,560 shares of the Company’s common stock (the “Shares”), and paying $1,300,000 in cash. The Company acquired all rights in and to contracts with Hipcricket’s mobile advertising customers, customer lists and records as well as certain intellectual assets and properties used in Hipcricket’s mobile advertising business. The Company hired certain employees of Hipcricket to service the Hipcricket customers.

The Asset Purchase Agreement contains standard representations and warranties for a transaction of its nature. The Company and Hipcricket have agreed to indemnify each other for any breaches of representations, warranties and covenants given in the Agreement. The Agreement also contains certain non-compete covenants. Except with respect to fraud, neither Hipcricket nor the Company will have aggregate liability to the other in excess of $2,400,000.

Pursuant to the terms of the Asset Purchase Agreement, we registered the Shares pursuant to a registration statement on Form S-1 which was declared effective on September 16, 2015. We shall maintain the effectiveness of the registration statement until such time as the Shares may be sold without registration, without volume or manner of sale limitations under Rule 144 of the Securities Act of 1933, as amended.

Agreement with Fortress Credit Co.

On October 3, 2014 we entered into a Revenue Sharing and Note Purchase Agreement (the “Fortress Agreement”) by and among SITO Mobile Solutions, Inc., our wholly-owned subsidiary (“Licensee”), SITO Mobile R&D IP, LLC, our wholly-owned subsidiary, Fortress Credit Co LLC, as collateral agent (the “Collateral Agent”), CF DB EZ LLC (the “Revenue Participant”) and the Fortress Credit Co LLC (the “Note Purchaser” and together with the Revenue Participant, the “Investors”).

Pursuant to the Fortress Agreement, we issued and sold senior secured notes with an aggregate original principal amount of $10,000,000 and issued, pursuant to a Subscription Agreement, 261,954 new shares of common stock to Fortress at a purchase price of $3.817 per share (which represents the trailing 30-day average closing price) for an aggregate amount of $1,000,000. After deducting original issue discount of 10% on the notes and a structuring fee, we received $9,850,000 before the payment of legal and due diligence expenses.

The original principal amount of the notes shall bear interest at a rate equal to LIBOR plus 9% per annum. Such interest shall be paid in cash except that 2% per annum of the interest shall be paid-in-kind, by increasing the principal amount of the notes by the amount of such interest. The term of the notes is 42 months and we must make, beginning in October 2015, monthly amortization payments on the notes, each in a principal amount equal to $333,334 until the notes are paid in full. We shall also apply 85% of Monetization Revenues (as defined in the Fortress Agreement) from the Company’s patents to the payment of accrued and unpaid interest and then to repay the outstanding principal (at par) of, the notes until all amounts due with respect to the notes have been paid in full. After the repayment of the notes, in addition to the interest, we shall pay the Revenue Participant up to 50% of Monetization Revenues totaling (i) $5,000,000, if paid in full prior to March 31, 2018 and (ii) $7,500,000 thereafter. We must also pay $350,000 to Fortress Credit Co LLC upon repayment of the notes.

We may prepay the notes in whole or in part, without penalty or premium, except that any optional prepayments of the notes prior to the first anniversary of the issuance of the notes shall be accompanied by a prepayment premium equal to 5% of the principal amount prepaid.

The Fortress Agreement contains certain standard events of default. We granted to Fortress Credit Co LLC, for the benefit of the Investors, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to our patents, as reflected in, the Patent License Agreement. Fortress Credit Co LLC and the Investors agree that such license shall only be used following an Event of Default, as defined in the Fortress Agreement. We granted the Investors a first priority senior security interest in all of our assets.

Agreement with DoubleVision

On July 24, 2014 we, SITO Mobile Solutions, Inc., our wholly-owned subsidiary, DoubleVision Networks, Inc. (“DoubleVision”), and the shareholders of DoubleVision entered into a Share Purchase Agreement (the “DV Purchase Agreement”) pursuant to which we acquired all of the shares of DoubleVision.

We paid $3,600,000 for DoubleVision by issuing 800,000 shares of our common stock to the shareholders of DoubleVision at an agreed-upon valuation of $4.50 per share. We also agreed to pay $400,000 to one of DoubleVision’s creditors. Substantially all of the shareholders of DoubleVision are subject to lockup agreements which restricted the sale of the shares for at least one year from the date upon which they were issued.

On June 30, 2015, pursuant to the terms of the DV Purchase Agreement which provided for additional payment of purchase price consideration should we achieve at least $3,000,000 in media placement revenue in the twelve-month period starting August 1, 2014, we issued additional consideration of 296,402 shares of common stock that is valued at $1,067,044 based upon a $3.60 share price on the date of issuance.

Background of Industry Growth and Potential

Across the globe, the mobile channel is growing fast. People in every country are buying more and more advanced mobile devices, and businesses and consumers alike are using mobile phones for everyday activities such as checking the weather, taking advantages of discounts, shopping or sending and receiving financial information. As the use of mobile phones increases, e-Business and channel strategy professionals are challenged to determine how these devices integrate with their existing sales and service channels. Rapid adoption of the mobile channel is a critical driver of the need for e-Business professionals to evolve their strategy and operations to agile commerce

Principal Products and Services

Messaging and Notifications – Our Short Message Service (SMS) gateway has proven to be an excellent channel for retailers to communicate with their brand loyalists on a very personal level. This is accomplished through integration with the client’s customer relationship management (CRM) database. With such integration, retailers are able to send targeted mobile coupons and transactional messages based on a shopper’s CRM profile. Targeted mobile coupons can be sent based on past purchase behaviors making the content relevant and timely to a shopper. Transactional messages can add another layer of value by sending shipping and order pick-up alerts, as well as notifications for reorders, layaway and new product releases. Our SMS uses short messages that are accepted in the mobile marketplace. Twitter’s S-1 filing form reports “the 140-character constraint of a tweet emanates from our origins as an SMS-based messaging system, and we leverage this simplicity to develop products that seamlessly bridge our user experience across all devices” (Twitter Form S-1/A filed with the Securities and Exchange Commission on November 4, 2013).

Location Based Advertising – We use location-based mobile advertising including geo-fencing, verified walk-ins and behavioral targeting with analytics and optimization for the client. “Geo-fencing” targets customers within a certain radius of location and uses technology to push coupons, ads and promotions to mobile apps and mobile websites in real-time. Analytics and optimization allow clients to measure campaign performance and insight into key metrics, with a measurement system to track key metrics like user demographics, psychographics, CPM, click-throughs and time of engagement. We also offer mobile messaging a platform for building and controlling tailored CRM programs using text messaging and voice calls. This enables marketers to develop the most intimate, direct digital channel to their customers. Our platform allows brands to access the right audiences at the right time in the key locations ultimately driving traffic and sales.

According to a report released by eMarketer, mobile advertising will account for the vast majority of growth in the global ad market over the next four years. New projections highlight the importance of digital devices in the world's advertising industry, the growth of which is projected to come primarily through mobile phones. Of the more than $150 billion in global ad market growth projected through 2018, $118 billion is expected to be derived from mobile advertising. Global expenditure on mobile ads is forecasted to increase to $21 billion in 2015 from an estimated $3.3 billion in 2011 (Gartner). BIA/Kelsey forecasts location targeted mobile ad revenues will reach $10.8 billion and rise to 52% of overall mobile revenues by 2017. The number of U.S. smartphone owners using mobile coupons is expected to grow to 29.5 million, up from 7.4 million just two years ago (BI Intelligence).

We provide a product to deliver location based mobile advertisements directly to consumers’ smartphones for retailers and advertisers. We have found that by combining multiple real time bidding networks with our ability to serve coupons, ads and promotions at times and places when consumers are most interested, we can create relevant content for consumers. We enable advertisers to deliver targeted ads in mobile applications (“Apps”) to the smartphones of people within close proximity (approximately 15 feet) of a specific location. We launched this revenue stream in December 2013. Our revenue is driven by our sales of mobile advertising campaigns that feature banner ads on mobile devices. Our revenue is based on the same key media metrics as Internet advertising, which are the number of audience impressions and the CPM (cost per thousand) price to reach that audience. We enable advertisers to reach highly targeted audiences at CPM prices that are significantly below CPM prices for print and Internet advertising.

Competition

The mobile media and data communications market for products and services continues to be competitive with the rapid growth and adoption of mobile data services, along with the increased demand for mobile marketing and advertising solutions.

We believe we have a unique offering of services and technology that will provide us with a competitive edge. However, some of our competitors are more established, benefit from greater name recognition, have larger customer bases and have greater financial, technical and marketing resources. Other competitors have proprietary technology that differentiates their product and service offerings from our product and service offerings. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products and services, and make more attractive offers to potential customers.

We compete with publicly traded companies providing similar service offerings to ours, including Facebook (FB), Twitter (TWTR), Tube Mogul (TUBE), Voltari (VLTC), and Mobivity (MFON) and private companies, including Ninth Decimal, PlaceIQ, xAd, Verve, ThinkNear, OpenMarket and Twilio.

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

The majority our reported revenue in the fiscal years ended in 2013 and 2014 was generated through our relationship with AT&T. Of our revenue earned during the year ended September 30, 2015, approximately 43.9% was generated from contracts with six (6) AT&T customers and 43.3% of our revenue comes from notifications sent on behalf of just one of those AT&T customers. The bulk of that revenue comes from voice and text message notifications sent on behalf of corporate programs for a single client.

Intellectual Property Development

Research and Development

During the fiscal years ended September 30, 2015 and 2014 we spent $1,444,629 and $451,926, respectively, on software development that was capitalized. Software development costs amortized and charged to operations in fiscal 2015 and fiscal 2014 were $680,648 and $416,609, respectively.

Our research and development activities relate primarily to general coding of software and product development. These activities consist of both new products and support or improvements to existing products. During the fiscal years ended September 30, 2015 and 2014, we had research and development expense of $47,838 and $58,829, respectively.

Patents and Licenses for Operations

We currently hold rights to multiple purchased and developed patents relating to certain aspects of accessing information on a mobile device, sending information to and between mobile devices, advertising and media streaming. We believe the ownership of such patents is an important factor in our existing and future business. We have 22 patents issued from May 1998 to September 2015 in the United States.

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

Patent Portfolio Development, Protection and Licensing.

We have a portfolio of intellectual property relevant to our industry related to mobile search, commerce, advertising and streaming media. This portfolio represents our many years of innovation in the wireless industry through U.S. patented technology developed by us, including new and amended patents granted to us by the U.S. Patent and Trademark Office as well as patented technology we purchased from Microsoft and others.

We established a separate subsidiary, SITO Mobile Solutions R&D IP, LLC, dedicated to the monetization of these assets, primarily through licensing. The patents cover three broad categories:

●	Digital Video and Audio Streaming and Advertising - these patents related to Over the Top (“OTT”) streaming services and protocols (e.g. HLS, MPEG DASH) as well as the notion of dynamic advertising insertion into these streams and the billing and tracking of ad-revenues thereof.

●	Sending Information to and Between Mobile Devices - these patents relate to over-the-air provisioning of smartphones and mobile devices such that the customer, when transitioning over to new phones or modifying existing phones, can highly customize their phones, from carrier plan to interface to smartphone design features to content and form of delivery. While still an emerging market, carriers, under duress from governments worldwide, are unlocking carrier plans and it is expected in the short-term that consumers will be able to go online and pick their carrier plan of choice. We have patents in this area as well as smartphone back-up and synchronization patents that make up our mobility portfolio.

●	Accessing Information on a Mobile Device - this group of patents relates to features that offer users improved effectiveness in accessing information on a mobile device, whether content or services or advertising solutions. This includes everything from abbreviated dial codes for rapid access to services to providing ads and coupons to these links through to more efficient user interface features. This category of patents will be primarily used for defensive purposes. Our patent litigation with Zoove Corporation involved patents in this category.

In October 2014, we pledged as collateral on $10,000,000 in new borrowings from Fortress our entire portfolio of patents and we entered into an intellectual property revenue sharing agreement that provides for Fortress to receive a portion of proceeds from the sale or licensing of our patents.

Government Regulation

We provide value-added and enabling platforms for carrier-based distribution of various software and media content, as well as notifications and other communications. Applicable regulations are primarily under the Federal Communications Commission and related to the operations policies and procedures of the wireless communications carriers. Messaging is regulated by, among other things, the Telephone Consumer Protection Act (TCPA) and safeguarding personal health information, moreover, is regulated by, among other things, the Privacy Rule of the Health Insurance Portability and Accountability Act (HIPAA). Given the growing and dynamic evolution of digital wireless products that can be offered to consumers over a wireless communication network, regulators could impose rules, requirements and standards of conduct on third-party content and infrastructure providers such as us. We are not currently aware of any pending regulations that would materially impact our operations.

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

We maintain a website located at http://www.sitomobile.com, and electronic copies of our periodic or other reports and any amendments to those reports, are available, free of charge, under the “Investors” link on our website as soon as practicable after such material is filed with, or furnished to, the Securities and Exchange Commission.

Employees

We currently have 49 full-time including our chief executive officer and chief financial officer, 9 persons serving as programmers and technical staff operators, 37 persons in sales and account management and 2 persons in administration. We do not have any part time employees. We expect to increase our future employee levels on an as-needed basis in connection with our expected growth.

ITEM 1A. RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a consolidated net loss of $4,528,193 for the fiscal year ended September 30, 2015 and a consolidated net loss of $4,510,514 for the fiscal year ended September 30, 2014. As of September 30, 2015, our accumulated deficit was $138,937,724. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress the price of our stock.

We currently rely on AT&T to market our mobile messaging products and services to their customers and to generate the majority of our wireless applications revenues. The loss of or a change in our relationships with AT&T or their customers could materially reduce our revenues.

Our success in mobile messaging is highly dependent upon maintaining successful relationships with AT&T and one of their customers. A significant portion of our revenue has always been derived from a single AT&T customer, and currently, nearly all of our wireless applications revenues are paid to us through AT&T. We expect that we will continue to generate a substantial majority of our wireless applications revenues through marketing relationships with AT&T for the foreseeable future. Our failure to maintain or build our relationships with AT&T and any reduction in the business received through AT&T would materially reduce our revenues and thus harm our business, operating results and financial condition.

The AT&T customer to which the majority of our mobile messaging products and services are sold is currently reviewing proposals to continue services that have been submitted by AT&T with the Company as a subcontractor in the same manner as our current relationship, submitted by the Company as a direct vendor to AT&T’s customer and submitted by competitors. The terms of the proposals, if accepted by AT&T’s customer, will result in lower prices for our products and services, which may result in lower future revenues should mobile messaging volumes remain the same or continue at reduced levels. There can be no assurance that AT&T’s customer will select AT&T or the Company to continue to provide services, and in the event that a competitor’s proposal is chosen, our wireless applications revenue would decrease significantly.

Should AT&T choose to promote another vendor’s products and services over our products and services, our current and future business could be negatively impacted. In addition, AT&T has significant influence over the pricing of many of its suppliers, including us. We work together with AT&T to provide competitive pricing to the end users but AT&T ultimately has the final contracting authority with their clients who benefit from our products and services. If AT&T decides not to market or distribute our products and services or decides to terminate, not renew or modify the terms of its agreement with us, we may be unable to replace the agreement with acceptable alternatives which would materially harm our business, operating results and financial condition.

We may not be able to effectively protect or monetize our patents.

We have 22 patents which were issued from May 1998 to September 2015 related to mobile search, commerce, advertising and streaming media. To monetize some or all of our patents through sales would require access to potential buyers, which may be difficult for a smaller company such as us to obtain, and would also require completion of a buyer’s due diligence investigation into the strength of our patents, demonstration to the buyer that owning such patents would have defensive or offensive value, and negotiation of the price and other terms of transaction documents.

To monetize some or all of the patents by licensing would require similar steps. In addition, we may not be able to monetize our patents as against companies who use our patented inventions unless they respect our ability to enforce our patents against them if they were not to agree to licenses.

To prosecute patent infringement actions may require us to incur substantial legal fees and costs. The outcome of litigation is never certain, and the amount of damages that might be awarded to us under any judgment is also uncertain. Even if a judgment is obtained it would be subject to appeal and to the uncertainties of collection. In addition, companies whose actual or planned activities are blocked by our patents could attempt to develop technological work-arounds in order to avoid compensating us.

There can be no assurance that we will be able to effectively protect or monetize our patents, or that we will be able to obtain a return equal to the fair intrinsic value of the patents. Any effort to obtain monetization could entail significant expenses and also opportunity costs.

We may need to raise additional capital to meet our business requirements in the future. Capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

Over the next twelve months we believe that existing capital and anticipated funds from operations may be sufficient to sustain our current level of operations and debt service. Inasmuch as the Company is pursuing the monetization of its intellectual property, which plans are subject to change, additional external financing relating to such efforts may be required. Increased acceleration in our core business, monthly principal payments on our debt and/or other economic influences might also necessitate additional financing. There can be no assurance that we will be able obtain additional debt financing, if at all or upon terms that will be acceptable to us or our existing secured lender.

As a result of the recent economic recession, and the continuing economic uncertainty, it has been difficult for companies to obtain equity or debt financing. While the credit markets have improved over the last year, it remains difficult for smaller companies to obtain financing on reasonable terms.

Any additional capital raised through the sale of equity or equity-backed securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities. The terms of the securities issued by us in future capital transactions may be more favorable to new investors and may include preferences, superior voting rights and the issuance of warrants or other derivative securities which may have a further dilutive effect.

Debt securities, on the other hand, are senior to common stock, might contain onerous restrictive covenant and must be repaid when they mature. If we do not profitably use the money raised, we may not have enough cash on hand to repay the debt upon maturity without impairing our operations.

If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our services or grant licenses on terms that are not favorable to us.

Furthermore, any additional debt or equity or other financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operations if we do not generate sufficient revenues from operations.

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

Our strategy envisions growing our business. There can be no assurance that such growth will occur, either to the extent our strategy envisions, or at all. Even if we do experience growth, if we fail to manage our growth effectively, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

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

We must maintain effective internal controls to provide reliable financial reports and to prevent and detect fraud and other improprieties. We are responsible for reviewing and assessing our internal controls and implementing additional controls when improvement is needed. Failure to implement any required changes to our internal controls or other changes we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the market price of our stock.

Sarbanes-Oxley Act requirements regarding internal control over financial reporting, and other internal controls over business practices, are costly to implement and maintain, and such costs are relatively more burdensome for smaller companies such as us than for larger companies. We have limited internal personnel to implement procedures and must scale our procedures to be compatible with our resources. We also rely on outside professionals including accountants and attorneys to support our control procedures. Until fiscal year 2012 we did not have an Audit Committee, Compensation Committee or Governance and Nominating Committee composed of independent directors. We are working to improve all of our controls but, if our controls are not effective, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties which could lead to a decrease in the market price of our stock.

Our management ranks are thin and failing to add key personnel could adversely affect our business.

Our future performance depends substantially on the continued service and efforts of our senior management team. Our management’s efforts will be critical to us as we continue to develop technology and if we lose any member of our senior management team, we may experience difficulties in competing effectively, developing our technology and implementing our business plan. Additionally, we need to identify and hire additional senior managers to perform key tasks and roles.  Competition for such personnel is intense and there can be no assurance that we will be successful in attracting and retaining such personnel. The inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, to perform key tasks and roles could have a material adverse effect upon our business, results of operations and financial condition.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

We acquired DoubleVision in July 2014 and completed our acquisition of the assets of Hipcricket in July 2015. Our growth strategy is dependent on the success of these acquisitions and in the future we may acquire additional companies, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of this acquisition or any other future acquisition, and any acquisition has numerous risks. These risks include the following:

●	difficulty in assimilating the operations and personnel of the acquired company;

●	difficulty in effectively integrating the acquired technologies or products with our current technologies;

●	difficulty in maintaining controls, procedures and policies during the transition and integration;

●	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;

●	difficulty integrating the acquired company’s accounting, management information and other administrative systems;

●	inability to retain key technical and managerial personnel of the acquired business;

●	inability to retain key customers, vendors and other business partners of the acquired business;

●	inability to achieve the financial and strategic goals for the acquired and combined businesses;

●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

●	potential failure of the due diligence processes to identify significant issues with product quality, intellectual property infringement and other legal and financial liabilities, among other things;and

●	potential inability to assert that internal controls over financial reporting are effective.

Mergers and acquisitions of companies are inherently risky and, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

We are subject to competition and, if technological conditions change, our competitors may be better able to react than we are.

We have many actual and potential competitors, many of whom may have more financial resources, personnel, intellectual property, development and/or reputational resources than we do. If we and our business do not grow larger, we will not be able to enjoy the brand power and economies of scale that many of our competitors enjoy. In addition, it is likely that our industry will be subject to rapid and profound technological changes. Our competitors may have more ability to react to such changes than we do which could harm our business, operating results and financial condition.

We may be unable to develop and timely introduce new products or services.

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

Although we implement protective measures and intend to defend our proprietary rights our efforts may not be successful. From time to time, we may litigate within the United States or abroad to enforce our issued or licensed patents, to protect our trade secrets and know-how or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Enforcing or defending our proprietary rights can involve complex factual and legal questions and could be expensive, would require management’s attention and might not bring us timely or effective relief.

Furthermore, third parties may assert that our products or processes infringe their intellectual property rights. Although there are no pending or threatened intellectual property lawsuits against us, we may face litigation or infringement claims in the future. Infringement claims could result in substantial judgments, and could result in substantial costs and diversion of our resources even if we ultimately prevail. A third party claiming infringement may also obtain an injunction or other equitable relief which could effectively block our use of allegedly infringing intellectual property. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we may not be able to obtain any such licenses on acceptable terms and conditions, if at all.

RISKS RELATED TO OUR INDUSTRY

Demand for the services we provide is not yet well established.

Brand owners who are potential users of the services we provide must weigh their decisions in light of limited budgets for marketing and notification, the inertia of dealing with well-established providers of traditional modalities for marketing and notification, lack of experience with services such as ours and the perception (whether or not well founded) of technological risk and not-fully-demonstrated cost-effectiveness of our services. There are indications that the market among major brand owners for services such as ours may be in an early stage of development.

System or network failures could reduce our sales, increase costs or result in a loss of end users of our products and services.

Any failure of, or technical problem with, carriers’, third parties’ billing systems, delivery or information systems, or communications networks could result in the inability of end users to receive communications or download our products, prevent the completion of a billing transaction, or interfere with access to some aspects of our products. If any of these systems fails or if there is an interruption in the supply of power, an earthquake, superstorm, fire, flood or other natural disaster, or an act of war or terrorism, end users might be unable to access our offerings. For example, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any failure of, or technical problem with, the carriers’, third parties’ or our systems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business, or persuade retailers or brand owners that solutions utilizing our programs are not sufficiently reliable. This, in turn, could harm our business, operating results and financial condition.

RISKS RELATED TO OUR COMMON STOCK

Trading in our stock has been modest, so investors may not be able to sell as much stock as they want at prevailing prices. Moreover, modest volume can increase stock price volatility.

The average daily trading volume in our common stock for the year ended September 30, 2015 was approximately 18,352 shares. If trading in our stock continues at this level, it may be difficult for investors to sell or buy substantial quantities of shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused trading a relatively small number of shares.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on the market price of our common stock.

Common stock prices are often significantly influenced by the research and reports that securities analysts publish about companies and their business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. If our common stock is covered by securities analysts and our stock is downgraded, our stock price will likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we can lose visibility in the financial markets, which can cause our stock price or trading volume to decline.

The price of our common stock has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock has been and is likely to be volatile and could fluctuate in response to factors such as:

●	actual or anticipated monetizations of our patents;

●	actual or anticipated variations in our operating results (including whether we have achieved our key business targets and/or earnings estimates) and prospects;

●	announcements of technological innovations or new services by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, business successes, strategic partnerships, joint ventures or capital commitments;

●	additions or departures of key personnel;

●	sales of our common stock or other securities in the open market (particularly if overall trading volume is not high);

●	general market conditions and broader political and economic conditions; and

●	other events or factors, many of which are beyond our control.

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

We have never declared or paid a cash dividend on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We expect to use future earnings, if any, as well as any capital that may be raised in the future, to fund business growth. Consequently, a stockholder’s only opportunity to achieve a return on investment would be for the price of our common stock to appreciate. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

We have aggressively issued common stock and other equity-based securities in support of our business objectives and initiatives. In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 305,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 5,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of September 30, 2015, there were 17,155,748 shares outstanding. Potentially issuable common shares as of September 30, 2015 amounted to 2,261,671 shares and include 250 warrants and 2,261,421 options.

The holders of such options can be expected to exercise them at a time when our common stock is trading at a price higher than the exercise price of these outstanding options. If these options to purchase our common stock are exercised, or other equity interests are granted under our 2008, 2009 or 2010 stock plans, or under other plans or agreements adopted in the future, such equity interests will have a dilutive effect on your ownership of common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. Such securities may be issued at below-market prices or, in any event, prices that are significantly lower than the price at which you may have paid for your shares. The future issuance of any such securities may create downward pressure on, or dampen any upward trend in, the trading price of our common stock.

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

In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control. We think Section 203 does not currently apply to us, but in the future it may apply to us.

ITEM 2. PROPERTIES.

Our executive offices are located at 100 Town Square Place, Suite 204, Jersey City, New Jersey 07310. We have a four-year lease for this space at a rate of $20,649 per month.  The facilities comprise approximately 7,500 square feet consisting entirely of sales, marketing and administrative office space.

We also maintain offices located in Rogers, Arkansas, Meridian, Idaho and Seattle, Washington and house our servers at locations in California, Idaho, Maryland and Illinois.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is presently quoted on the NASDAQ Capital Market under the symbol “SITO”. The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices per share of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Quarter Ended	High	Low
Fiscal Year Ending September 30, 2015	September 30, 2015	6.00	3.40
	June 30, 2015	3.90	2.90
	March 31, 2015	4.90	1.50
	December 31, 2014	4.20	1.60
Fiscal Year Ending September 30, 2014	September 30, 2014	4.40	3.40
	June 30, 2014	5.00	2.90
	March 31, 2014	7.00	3.50
	December 31, 2013	6.90	4.50

Holders

As of November 23, 2015 there were approximately 149 record holders of our common stock. This does not include the holders of approximately 187 un-exchanged stock certificates or the additional holders of our common stock who held their shares in street name as of that date.

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

Transfer Agent

Our registrar and transfer agent is Continental Stock Transfer & Trust Company.

Equity Compensation Plan Information

The following table reflects information for equity compensation plans and arrangements for any and all directors, officers, employees and/or consultants through September 30, 2015.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	156,700	5.27	537,180
Equity compensation plans not approved by security holders	2,104,971	4.98	1,895,029
Total	2,261,671	5.00	2,432,209

In April 2008 our Board of Directors and stockholders adopted the 2008 Stock Option Plan (the “2008 Plan”) to provide participating employees, non-employee directors, consultants and advisors with an additional incentive to promote our success. The maximum number of shares of common stock which may be issued pursuant to options and awards granted under the 2008 Plan is 880,000. The 2008 Plan is currently administered by our Compensation Committee designated by our Board of Directors. The 2008 Plan authorizes the grant to 2008 Plan participants of non-qualified stock options, incentive stock options, restricted stock awards, and stock appreciation rights. No option shall be exercisable more than 10 years after the date of grant. Upon separation from service, no further vesting of options can occur, and vested options will expire unless exercised within a year after separation, except as provided in individual employment agreements. No option granted under the 2008 Plan is transferable by the individual or entity to whom it was granted otherwise than by will or laws of decent and distribution, and, during the lifetime of such individual, is not exercisable by any other person, but only by him.

In December 2009 our Board of Directors adopted the 2009 Employee and Consultant Stock Plan (“2009 Plan”) to provide common stock grants to selected employees, non-employee directors, consultants and advisors. The total number of shares subject to the 2009 Plan is 200,000. The 2009 Plan is administered by our Board of Directors.

In December 2010 our Board of Directors adopted the 2010 Stock Plan (“2010 Plan”) to provide common stock option grants to selected employees, non-employee directors, consultants and advisors. In June 2011, the Board increased the total number of shares subject to the 2010 Plan to 2,500,000 and to 4,000,000 in November 2013. The 2010 Plan is administered by our Board of Directors.

Recent Sales of Unregistered Securities

In October 2014, the Company issued 261,954 shares for which the Company received $1,000,000 in gross proceeds.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuance.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this prospectus. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” of the reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report.

Overview

We provide a mobile engagement platform that enables brands to increase awareness, loyalty, and ultimately sales.

Our business has focused on leveraging our solution in the areas of messaging/notifications and media placement on mobile devices. Our Verified Walk-In platform is a proprietary attribution technology that utilizes geo-fencing to reach customers within a certain radius of location and uses technology to push coupons, advertisements, and promotions to mobile apps and mobile websites in real-time, allowing for a more accurate advertising approach. This technology identifies consumers who visit physical storefronts after seeing advertisements that we distribute. This platform allows our clients to assess mobile-to-offline attribution allowing the ability to quantify and measure the impact of campaigns on in-store visits, leveraging real-time insights on campaign performance through key metrics such as user demographics, psychographics, visitation rates, click-through and time of engagement.

Our portfolio of intellectual property represents our many years’ of innovation in the wireless industry through patented technology that we developed, as well as patented technology we purchased from Microsoft and others. We are dedicated to the monetization of our patents, primarily through licensing agreements that allow others to use our patents in exchange for royalty income and other consideration.

On July 24, 2014, we acquired all of the shares of DoubleVision Networks, Inc. (“DoubleVision”). We paid $3,600,000 for DoubleVision by issuing 800,000 shares of the Company’s common stock to the sellers at an agreed-upon valuation of $4.50 per share. We also agreed to pay $400,000 to one of DoubleVision’s creditors. Substantially all of the DoubleVision shareholders were subject to lockup/leak out agreements that restricted the sale of the shares acquired for at least one year and provided in some instances, for orderly disposition of the shares after the first anniversary.

On June 30, 2015, pursuant to the terms of the DoubleVision purchase agreement which provided for additional payment of purchase price consideration should we achieve at least $3,000,000 in media placement revenue in the twelve-month period starting August 1, 2014, we issued additional consideration of 296,402 shares of common stock that is valued at $1,067,044 based upon a $3.60 share price on the date of issuance.

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

Results of Operations

Results of Operations for the Fiscal Years Ended September 30, 2015 and 2014

During the year ended September 30, 2015, our revenue increased by approximately 60% over revenue generated during the year ended September 30, 2014 ($15,809,467 in the year ended September 30, 2015 compared to $9,871,558 in the year ended September 30, 2014). Our revenue growth in fiscal 2015 as compared to fiscal 2014 was comprised of a $7,335,482 or 967% increase in media placement revenue, a $1,033,724 or 13% decrease in wireless application revenues and a $363,849 or 40% decrease in licensing and royalty revenue. The increase in media placement revenue followed the acquisition of DoubleVision in July 2014 and subsequent expansion of our direct sales force, addition of new sales partners, launch of enhanced media placement product offerings and the July 2015 acquisition of the Hipcricket media placement business. Media placement revenue has increased on a sequential quarterly basis for each quarter since we launched the business in December 2013. Wireless applications revenue declined primarily due to a decrease in the number of text and voice messages that we sent on behalf of our largest customer within our AT&T relationship. During the first six months of fiscal 2015, the customer transitioned its database of customers who receive our messages to a new standard rate messaging program and the transition caused a decline in the number of customers who elected to continue to receive messages. Our wireless applications revenue declined due to realizing a $750,000 one-time licensing and royalty revenue in fiscal 2014 from our agreement with Zoove Corporation.

Of our revenue earned during the year ended September 30, 2015, approximately 44% was generated from contracts with six (6) customers pursuant to our agreements with AT&T. Of our revenue earned during the year ended September 30, 2014, approximately 84% was generated from contracts with seven (7) customers pursuant to our agreements with AT&T and 10% was generated from our agreement with Zoove Corporation. The decrease in the percentage of annual revenue generated pursuant to our agreements with AT&T is attributable to an increase in media placement revenues which does not involve AT&T.

Royalties and application costs represent the direct out-of-pocket costs associated with revenue. Royalties and application costs vary substantially in line with wireless applications and media placement revenue and totaled $6,357,616 for the year ended September 30, 2015, compared to $4,006,488 for the year ended September 30, 2014, an increase of 59%. Our gross margin was 60% for the year ended September 30, 2015 as compared to 59% for the year ended September 30, 2014. When excluding licensing and royalties’ revenue for the year ended September 30, 2015 and 2014, our gross margin was 58% and 55%, respectively. The increase was attributable to the relatively higher gross margin that we realized for our media placement revenues as compared to our wireless applications revenue. Excluding licensing and royalties’ revenue and amortization expense, our gross margin was 63% for the year ended September 30, 2015 as compared to 60% for the year ended September 30, 2014. Our media placement business generated a 64% gross margin for the year ended September 30, 2015 as compared to our wireless applications business that generated a 53% gross margin for that period. For the year ended September 30, 2015, our media placement revenues comprised of 51% of total revenue and contributed more to our overall gross margin as compared to the year ended September 30, 2014 in which media placement revenue comprised of 8% of total revenue.

Research and Development expense decreased from $58,829 for the year ended September 30, 2014 to $47,838 for the year September 30, 2015. We have shifted our investment in technology from open ended research and development to the development of our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three (3) years. For the years ended September 30, 2015 and 2014, we recognized $680,648 and $416,609 in amortization of software development costs, respectively, with the increased amortization attributable to the increased investment which was made in developing our platform.

General and administrative expense, excluding stock based compensation, was $5,484,542 for the year ended September 30, 2015 as compared to $5,901,922 for the year ended September 30, 2014. This decrease of $416,680 or 7% is primarily attributable to our accruing $574,787 in compensation expense in connection with terminating our employment agreement with our former Executive Chairman on December 13, 2013 and savings from termination of our former Chief Executive Officer in September 2014.

Sales and marketing expense, excluding stock based compensation, was $4,655,140 for the year ended September 30, 2015 as compared to $1,258,259 for the year ended September 30, 2014, an increase of $3,396,881 or 270%, that is primarily attributable to increased media placement revenue that we realized by expanding of our direct sales force and customer management personnel in connection with our media placement business that we launched in December 2013, expanded following the DoubleVision acquisition in July 2014 and further expanded with the July 2015 acquisition of Hipcricket’s mobile advertising business.

For the year ended September 30, 2015, total stock based compensation expense decreased 65% to $814,916 from $2,094,970 for the year ended September 30, 2014. The decrease is attributable to fewer stock based compensation issuances as part of our effort to reduce the number of issued and potentially issuable shares of our common stock.

The Company received $54,189 in interest income from debtor-in-possession financing in connection with an effort to acquire the assets of Hipcricket, Inc. through a U.S. Federal Bankruptcy Court sale.

Interest expense for the year ended September 30, 2015 and 2014 was $1,781,573 and $749,458, respectively, an increase of $1,032,115 or 138%. The increase in interest expense is attributable to the increase in the outstanding interest of our debt. In October 2014, we sold a secured $10,000,000 42-month note having an interest rate of LIBOR plus 9% per annum. As of September 30, 2015, the LIBOR interest rate was 0.02%. Included in interest expense for the year ended September 30, 2015 was $638,885 in amortization of discounts on the debt for a structuring fee, termination fees and the rights assigned to the note holder to share in our potential future new intellectual property monetization revenue streams.

In the year ended September 30, 2015, we recognized a $831,000 non-cash charge for the impairment of a long-lived asset that consisted of a software license for a text messaging platform that we acquired in March 2012. We developed new software that replaced the licensed software, which led us to conclude that the licensed software was impaired and charged off as a one-time non-cash expense.

Our net loss for the year ended September 30, 2015 was $4,528,193 as compared to a net loss of $4,510,514 for the year ended September 30, 2014, in increase of $17,679 that is primarily attributable to the $5,937,909 increase in revenue, the increase in our gross margin and the $1,280,054 decrease in stock based compensation expense for employees, directors and consultants that is partially offset by the $1,032,115 increase in interest expense and the $831,000 charge for the impairment of a software license. Excluding stock based compensation and the impairment charge, our net loss for the year ended September 30, 2015 was $2,793,786, which includes the one-time compensation expense charge of $574,787, noted above. For the year ended September 30, 2014, our net loss, excluding stock based compensation, was $2,415,544. Our earnings before interest, taxes, depreciation and amortization, and the long-term asset impairment charge or adjusted EBITDA was a loss of $1,550,585 for the year ended September 30, 2015 as compared to a loss of $3,448,210 for the year ended September 30, 2014.

Our net loss on a basic and fully diluted basis was $0.29 per share for the fiscal year ended September 30, 2015 based on our weighted average shares outstanding of 15,632,148 as compared to a net loss of $0.31 per share for the fiscal year ended September 30, 2014 based on our weighted average shares outstanding of 14,374,967. The increase in the number of weighted shares outstanding primarily reflects the issuance of 2,082,615 shares of common stock, of which 833,700 shares were issued for warrants which were exercised, 261,954 shares were issued to Fortress, 70,000 shares were issued for consulting services, 296,401 were issued to DoubleVision for the earnout provision and the 620,500 shares were issued for the acquisition of the Hipcricket mobile advertising business.

Liquidity and Capital Resources

At September 30, 2015, we had total assets of $18,598,680 and total liabilities of $13,284,984. At September 30, 2014, we had total assets of $10,106,768 and total liabilities of $7,450,054. The $8,491,912 or 84% increase in assets is primarily attributable to the $1,383,954 net increase in cash from exercises of warrants to purchase our common stock, and the sale of a long-term secured note, and our common stock to Fortress, $2,961,341 increase in goodwill from the Hipcricket and DoubleVision acquisitions, $1,597,173 increase in accounts receivable attributable to increased revenues and a $763,981 increase in capitalized software development costs attributable to enhancing our mobile engagement platform. The $5,830,930 increase in liabilities is primarily attributable to the $4,974,249 net increase in debt resulting from the sale of a long-term note to Fortress and repayment of convertible debentures.

During the fiscal year ended September 30, 2015, we used $2,299,981 in cash for operating activities as compared to the $969,749 used for operating activities during the fiscal year ended September 30, 2014. Cash used for operating activities for the fiscal year ended September 30, 2015 is primarily attributable to our $4,528,193 net loss for the period that was partially offset by noncash expenses of: $1,742,015 in depreciation and amortization expense, $831,000 for the impairment of the software license, $818,916 in stock compensation expense and $245,500 from an increase in our allowance for doubtful accounts receivable. In addition, we used $1,842,673 in cash for operating activities for growth in our accounts receivable this fiscal year which has resulted in increased media placement revenue, which typically remains outstanding in accounts receivable longer than our wireless applications revenue. Cash used for operating activities for the fiscal year ended September 30, 2015 included a $336,445 decrease in accrued expenses, including a $255,294 decrease in accrued interest that resulted from paying off interest on our convertible notes and a $81,151 decrease in other accrued expenses that were offset by a $687,384 increase in accounts payable, and a $217,412 increase in deferred revenue related to customer prepayments of media placement and licensing and royalty revenues.

Cash used in investing activities for the fiscal year ended September 30, 2015 was $3,678,223, of which $1,444,629 represented capitalized internal costs of our software development for our core operations, $1,300,000 was attributable to the cash costs paid to acquire the Hipcricket mobile advertising business in July 2015, $438,508 was attributable to investments in our intellectual property which is designed to strengthen our intellectual property portfolio and expand our mobile communications/advertising offerings, and $495,096 was attributable to purchases of property and equipment in connection with the expansion of our Jersey City offices and personnel.

Cash provided from financing activities for the year ended September 30, 2015 totaled $7,362,158. We received $8,205,816 from the sale of our note to Fortress, net of fees and expenses. On October 3, 2014, we, together with our wholly owned subsidiaries SITO Mobile Solutions, Inc. and SITO Mobile R&D IP entered into a Revenue Sharing and Note Purchase Agreement with Fortress Credit Co LLC, as collateral agent and CF DB EZ LLC and Fortress Credit Co LLC pursuant to which we issued and sold a senior secured note with an aggregate original principal amount of $10,000,000 and issued 261,954 shares of common stock to Fortress at $3.817 per share. After deducting original issue discount of 10% on the note and a structuring fee to the investors, we received $8,850,000 before paying legal and due diligence expenses. In addition, we received $1,000,000 from the issuance of common stock to Fortress and used proceeds from the issuance to repay $3,708,000 in principal plus accrued interest on outstanding convertible notes that had a 10% interest rate and gave the note holders’ the right to convert the debentures into 775,600 shares of our common stock. We received $1,959,000 in cash from the issuance of an aggregate of 833,700 shares of our common stock to warrant holders that exercised their warrants at exercise prices ranging from$2.50 to $3.05 per share.

Our note payable to Fortress bears interest at a rate equal to LIBOR plus 9% per annum of which 2% per annum of the interest shall be paid through the with issuance of shares of common stock at maturity. The term of the Note is 42 months and we began making monthly interest payments in October 2014. In October 2015, we began making monthly amortization payments on the note, each in the amount of $333,334. We agreed to apply 85% of any revenues from new licensing and royalty arrangements that we generate using our patents (“Monetization Revenues”) to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the note until all amounts due with respect to the note has been paid in full. After the repayment of the note, we will pay Fortress up to 50% of Monetization Revenues totaling (i) $5,000,000, if paid in full prior to March 31, 2018 and (ii) $7,500,000 thereafter. In addition, we must also pay $350,000 to the Fortress upon repayment of the note.

We are seeking to increase our working capital to facilitate anticipated revenue growth, invest in our technology platform, develop our patent portfolio for new monetization opportunities and to improve liquidity. Over the next twelve months we believe that existing capital and anticipated funds from operations may be sufficient to sustain current level of operations and debt service. Inasmuch as the Company is pursuing the monetization of its intellectual property, which plans are subject to change, additional external financing relating to such efforts may be required. Increased acceleration in our core business, monthly principal payments on our debt and/or other economic influences might also necessitate additional financing. There can be no assurance that we will be able obtain additional debt financing, if at all or upon terms that will be acceptable to us or our existing secured lender.

As a result of the recent economic recession, and the continuing economic uncertainty, it has been difficult for companies to obtain equity or debt financing. While the credit markets have improved over the last year, it remains difficult for smaller companies to obtain financing on reasonable terms.

Any additional capital raised through the sale of equity or equity-backed securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities. The terms of the securities issued by us in future capital transactions may be more favorable to new investors and may include preferences, superior voting rights and the issuance of warrants or other derivative securities which may have a further dilutive effect.

If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our services or grant licenses on terms that are not favorable to us.

Furthermore, any additional debt or equity or other financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operations if we do not generate sufficient revenues from operations.

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

Revenue Recognition and Deferred Revenue

The Company recognizes media placement revenue based on the activity of mobile users viewing ads through developer applications and mobile websites. Media placement revenues are recognized when the Company’s advertising services are delivered based on the specific terms of the advertising contract, which are commonly based on the number of ads delivered, or views, clicks or actions by users on mobile advertisements. At such time, the Company’s services have been provided, the fees charged are fixed or determinable, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

The Company evaluates whether it is appropriate to recognize media placement revenue based on the gross amount billed to the customers or the net amount earned as revenue.  When the Company is primarily obligated in a transaction, has latitude in establishing prices, is responsible for fulfillment of the transaction, has credit risk, or has several but not all of these indicators, revenue is recorded on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, the Company places the most weight on the analysis of whether or not it is the primary obligor in the arrangement. The Company records the net amounts as media placement revenue earned if it is not primarily obligated or does not have latitude in establishing prices or credit risk.

The Company recognizes wireless applications revenue based on the delivery of Short Message Service (SMS) text messages and voice messages and messaging program management services. Wireless applications revenues are recognized when the Company’s services are delivered based on the specific terms of the Company’s contracts with customers, which are commonly based on the number of messages delivered. At such time, the Company’s services have been provided, the fees charged are fixed or determinable, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

In general, licensing and royalty revenue arrangements provide for the payment of contractually determined fees in consideration for the patented technologies owned by or controlled by the Company’s operating subsidiary. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. Pursuant to the terms of these agreements, the Company’s operating subsidiary may have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s operating subsidiary’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of licenses, covenants-not-to-sue, releases, and other significant deliverables upon the execution of the agreement, or upon the receipt off the minimum upfront payment for term agreement renewals. As such, when the Company has no further obligation under the agreement, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all the other revenue recognition criteria have been met, otherwise the Company recognizes revenue on a straight-line basis over the life of the agreement based on the contractually determined fees.

Deferred revenue arises as a result of differences between the timing of revenue recognition and receipt of cash from the Company’s customers.

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

Long-Lived Assets

We account for our long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the year ended September 30, 2015, we recognized an impairment loss of $831,000 on our “Anywhere” Software License as further discussed in Note 7 of the financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Limitations on the Effectiveness of Controls.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2015, based on those criteria.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permits the Company to provide only management’s report in this annual report.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons are our executive officers and directors and hold the offices set forth opposite their names.

Name	Age	Position

Jerry Hug	48	Chief Executive Officer and Director

Kurt Streams	53	Chief Financial Officer

Betsy J. Bernard	60	Lead Director

Jonathan E. Sandelman	57	Director

Peter D. Holden	50	Director

Joseph A. Beatty	52	Director

Philip B. Livingston	58	Director

Our Board of Directors consists of six members, including four independent members (Ms. Bernard, Messrs. Sandelman, Beatty and Livingston). Only our non-executive directors receive any cash remuneration for acting as such. All directors may, however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

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

Kurt Streams joined us on November 1, 2013 as our Chief Financial Officer. From 2009 through 2013, Mr. Streams was a Partner at GBM LLC, a business management firm serving public and private companies, where he managed patents and licensing for a publicly-held consumer products client. From 2008 through 2009, Mr. Streams was a Principal at RBSM LLP, a CPA firm that is a U.S. member of Russell Bedford International, one of the world’s top 15 accounting networks according to International Accounting Bulletin. Mr. Streams has served as CFO of three companies including IGIA, Inc. where he managed patents and licensing for IGIA’s portfolio of branded consumer products. Prior, he was CFO at The Deal, LLC, a private equity owned financial news organization. Mr. Streams started his career at Deloitte & Touche where he served in several positions which culminated in his role as Senior Audit Manager in Connecticut and The Netherlands. Mr. Streams was awarded a BA in Economics from the University of Massachusetts at Amherst and is a CPA.

Betsy J. Bernard joined our Board of Directors on July 15, 2014. Ms. Bernard was previously the President of AT&T, a position she held from October 2002 until her retirement in December 2003. Ms. Bernard also served as President and CEO of AT&T Consumer from April 2001 through October 2002. Prior to 2001, Ms. Bernard held senior executive positions with Qwest Communications International, Inc., USWEST, Inc. AVIRNEX Communications Group and Pacific Bell. Ms. Bernard serves as a Director, a member of the Finance Committee and Chair of the Nominating and Governance Committee of Principal Financial Group, Inc. and as a director, a member of the compensation committee and Chair of the Nominating and Governance Committee of Zimmer Holdings. She previously served as Chair of the Telular Corporation. Ms. Bernard serves on the advisory boards of GroTech Ventures, Innovate Partners and the Silverfern Group. Ms. Bernard received a BA from St. Lawrence University, an MBA from Fairleigh Dickinson University, an MS degree in management from Stanford University’s Sloan Fellowship Program, and a Doctor of Laws (Honorary) from Pepperdine University.

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

Jonathan E. Sandelman joined our Board of Directors on December 10, 2012. Mr. Sandelman is the Chief Executive Officer, Founder, and Chief Investment Officer at Sandelman Partners, LP. He founded the firm on July 1, 2005. Mr. Sandelman is the President and Director at NMS Services Inc., NMS Services (Cayman) Inc., and BAC Services Inc. He was the President of the New York Office at Bank of America Securities LLC. Mr. Sandelman joined the firm in 1998 as the Head of Equity Financial Products and took charge of the equity department in 2002. He headed the firm's debt and equities business before becoming the President, a post that Mr. Sandelman held until October 20, 2004. He was the Deputy Head of Global Equities, member of the Risk Management Committee, member of the Compensation Committee, and Managing Director of Equity Derivatives at Salomon Brothers. Mr. Sandelman was a Director of Do Something and Impact Web Enterprises, Inc. He holds a Bachelor of Arts and a Juris Doctor from Yeshiva University-Cardozo Law School.

Mr. Sandelman’s financial and intellectual property knowledge and experience qualifies him to serve on the Company’s Board of Directors.

Peter D. Holden, joined our Board of Directors on March 29, 2013. Since September 2014, Mr. Holden has served as the President of IPCREATE – a pioneer in invention-on-demand™ that works with organizations to generate and patent disruptive inventions to speed, quality and scale to complement their own internal research and development efforts in a more market-driven way. Prior to IPCREATE, from July 2012 to August 2014, Mr. Holden was Senior Vice President at IPVALUE Management, Inc., a leader in “IP agency” transactions for blue chip companies worldwide. Prior to joining IPVALUE, in September 2006, Mr. Holden founded the IP Investment Group at Coller Capital LP and led the investment and subsequent monetization of thousands of patents, delivering top-quartile returns to investors. In 1999 Mr. Holden founded and ran Invisible Hand LLC an IP venturing fund focused on building and/or acquiring fundamental IP positions and repurposing these into founders’ equity in promising early stage companies. Mr. Holden formerly held senior positions at Panasonic based out of Osaka, Japan and University Patents, Inc. Mr. Holden holds Ph.D. and undergraduate degrees from the United Kingdom. He also held positions as Senior Fellow at Wharton Business School and was awarded the Honda Fellowship at the University of Electro-Communications in Tokyo, Japan. He has also advised several governmental and sovereign initiatives on IP fund formation and is on the Innovation Advisory Board of United Technologies Corp.

Mr. Holden’s financial and intellectual property knowledge and experience qualifies him to serve on the Company’s Board of Directors.

Joseph A. Beatty, joined our Board of Directors on September 9, 2014. Mr. Beatty was President and Chief Executive Officer and a board member of Telular Corporation from 2008 until its sale in June 2013. Prior to serving Telular’s President and Chief Executive Officer, Mr. Beatty served as its Executive Vice President (beginning in April 2007) and Chief Financial Officer and Secretary (beginning in May 2007). From June 2003 until June 2006, Mr. Beatty was President and Chief Executive Officer of Concourse Communications Group, a privately held developer and operator of distributed antenna systems and airport wi-fi networks. From March 2001 until June 2003, Mr. Beatty worked with private equity firm Cardinal Growth L.P. on various acquisition projects and also acted as part-time Interim Chief Financial Officer for Novaxess B.V., a privately held telecom services provider based in the Netherlands. From November 1996 until February 2001, Mr. Beatty was a co-founder and the Chief Financial Officer of Focal Communications Corporation, a publicly held telecom services provider. Earlier in his career, Mr. Beatty was a securities analyst and also held numerous technical management positions for a local telecom services provider. Mr. Beatty is a former Chairman and continues to serve on the board of trustees of Edward Health Services Corporation, a not-for-profit healthcare provider located in Naperville, Illinois. He is also a director of EHSC Cayman Segregated Portfolio, its captive insurance subsidiary, domiciled in the Cayman Islands, Intelliquent, Inc. and CityScan, Inc. Mr. Beatty earned a bachelor’s degree in electrical engineering from the University of Illinois and an MBA from the University of Chicago’s Booth School of Business. He is also a Chartered Financial Analyst.

Mr. Beatty’s extensive management and leadership experience in the telecommunications industry and his strong background in finance and impressive experience as a member of senior management for a number of telecommunications companies provides our Board of Directors with key expertise in financial matters and valuable insight regarding strategic opportunities.

Philip B. Livingston, joined our Board of Directors on November 10, 2014. Mr. Livingston was Chief Executive Officer of Ambassador Group Inc. (“AGI”), an educational student travel company. He joined AGI in May 2014. Previously he was Chief Executive Officer of LexisNexis Web Based Marketing Solutions until October 2013. He joined LexisNexis in April 2009 as Senior Vice President of Practice Management and served in executive management positions from April 2009 to October 2013. Mr. Livingston has, in the past, served as chief financial officer for Celestial Seasonings, Inc., Catalina Marketing Corporation and World Wrestling Entertainment. From 1999 to 2003 he served as President of Financial Executives International, the leading professional association of chief financial officers and controllers. In the past, he has served on numerous public and private company boards including Broadsoft Corporation, Insurance Auto Auction, Cott Corporation, MSC Software and Seitel Inc. Mr. Livingston received a BA and BS from the University of Maryland, and his MBA from University of California, Berkeley.

The Board of Directors has concluded that Mr. Livingston is qualified to serve as a director of the Company because of his past experience in senior executive roles with leading global companies and his significant experience as a director of public company boards, including service as chairman of board committees, and experience as a member and chairperson of audit committees.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

The following table sets forth the three standing committees of our Board of Directors and the members of each committee:

Director	Audit Committee	Compensation Committee	Governance and Nominating Committee
Betsy J. Bernard	X	X	Chair
Joseph A. Beatty*	Chair	X	X
Philip B. Livingston	X	Chair	X

* Audit Committee Financial Expert.

To assist it in carrying out its duties, the Board of Directors has delegated certain authority to an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee as the functions of each are described below.

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

Our Audit Committee reviewed and discussed with representatives of RBSM LLP, our independent registered public accounting firm, our audited financial statements for the year ended September 30, 2015 with the Board of Directors, and the matters required to be discussed by the Statement on Auditing Standards, as amended.

Our Audit Committee reviewed and discussed with representatives of L.L. Bradford & Company, LLC, our independent registered public accounting firm at the time, our audited financial statements for the year ended September 30, 2014 with the Board of Directors, and the matters required to be discussed by the Statement on Auditing Standards, as amended.

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

Our Corporate Governance and Nominating Committee is charged with recommending the slate of director nominees for election to the Board of Directors, identifying and recommending candidates to fill vacancies on the Board of Directors, and reviewing, evaluating and recommending changes to our corporate governance processes. Among its duties and responsibilities, the Corporate Governance and Nominating Committee periodically evaluates and assesses the performance of the Board of Directors; reviews the qualifications of candidates for director positions; assists in identifying, interviewing and recruiting candidates for the Board of Directors; reviews the composition of each committee of the Board of Directors and presents recommendations for committee memberships; and reviews and recommends changes to the charter of the Governance and Nominating Committee and to the charters of other Board of Director committees.

The process followed by the Governance and Nominating Committee to identify and evaluate candidates includes (i) requests to Board of Director members, our Chief Executive Officer, and others for recommendations; (ii) meetings from time to time to evaluate biographical information and background material relating to potential candidates and their qualifications; and (iii) interviews of selected candidates. The Corporate Governance and Nominating Committee also considers recommendations for nomination to the Board of Directors submitted by shareholders.

In evaluating the suitability of candidates to serve on the Board of Directors, including shareholder nominees, the Governance and Nominating Committee seeks candidates who are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and who meet certain selection criteria established by the Governance and Nominating Committee.

Corporate Governance Materials

The full text of the charters of our Audit, Governance and Nominating, and Compensation Committees and our Insider Trading Policy and Code of Ethics can be found at http://ir.sitomobile.com/governance-documents.

Code of Ethics

On December 1, 2004 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our Chief Financial Officer c/o SITO Mobile, Ltd. at 100 Town Square Place, Suite 204, Jersey City, NJ 07310.

Family Relationships

There are no family relationships among our executive officers and directors.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended September 30, 2015 all reports were timely filed.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future. As more fully described above, the Compensation Committee is responsible for recommendations relating to compensation of the Company’s directors and executive officers.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of clients and stockholders, and rewarding outstanding performance. Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance in the future, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, and each executive’s total compensation package. We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary and incentive compensation.

The primary purpose of the compensation and benefits described below is to attract, retain, and motivate highly talented individuals when we do hire, who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace. Different elements are designed to engender different behaviors, and the actual incentive amounts, which may be awarded to each Named Executive Officer are subject to the annual review of the of the Compensation Committee.

The Elements of our Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Compensation Committee reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving certain objectives, individual performance experience and expertise and salaries paid to executives at companies similarly situated to ours.

Incentive Compensation Awards

Each of our Named Executive is eligible for an annual cash bonus, based upon net revenue, gross margins, and individual key performance indicators, set by the Compensation Committee annually. Our Compensation Committee sets the target bonus compensation paid as a percentage of each executive’s base salary with payment based upon certain threshold performance set by the Compensation Committee. The target bonus compensation is reviewed on an annual basis by our Compensation Committee.

Equity Incentive Awards

The equity grant component of the compensation plan for our named Executives is performance based. The number of performance options to be received by each of the executives is based upon the achievement by the Company of certain net revenues and gross margins targets which is reviewed on an annual basis by our Compensation Committee.

Benefits and Prerequisites

Other than health insurance and a 401(k) plan, we do not currently provide any employee benefit or retirement programs.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

Effective November 1, 2013, we entered into an employment agreement with Kurt Streams who serves as our Chief Financial Officer. Pursuant to our employment agreement with Mr. Streams dated October 18, 2013 we agreed to pay Mr. Streams an annual salary of $200,000, which is reviewed annually and discretionary cash bonuses. Our agreement with Mr. Streams also calls for successive one-year renewals unless either party elects against renewal.

Pursuant to the employment agreement with Mr. Streams, we granted to Mr. Streams an option to purchase 2,500 shares of our common stock under our 2009 Employee and Consultant Stock Plan. We also grated to Mr. Streams stock options under our 2010 Stock Option Plan to purchase 75,000 shares of our common stock at a strike price equal to the closing price of the Company’s stock on October 31, 2013 of $6.20, with the scheduled expiration date of the stock options to be November 1, 2018. The stock options vest annually in equal installments of 25,000 over a three year period commencing on November 1, 2014.

We have not entered into an employment agreement with our CEO, Jerry Hug.

Separation and Change in Control Arrangements

Pursuant to the terms of the employment agreement with Mr. Streams, in the event that Mr. Streams is (i) terminated without Cause (as defined in the Employment Agreement), (ii) terminated due to a Disability (as defined in the Employment Agreement), (iii) resigns with Good Reason (as defined in the Employment Agreement), or (iv) the Employment Agreement is not renewed at the election of the Company, Mr. Streams shall be entitled to receive severance benefits. Mr. Streams shall be entitled to receive the following severance benefits: (i) Base Salary immediately in effect immediately prior to the termination of the Employment Agreement (the “Termination Date”) for a period of three months and (ii) payment of COBRA premiums for Mr. Streams and his eligible dependents for a period of three months, subject to the Company’s right to discontinue or change its COBRA policy. Receipt of severance benefits shall be contingent upon Mr. Streams executing and delivering a general release of all claims in favor of the Company and its related persons.

In addition to severance benefits Mr. Streams shall receive (i) any salary earned and accrued but unpaid prior to the Termination Date, (ii) payment for all accrued by unused paid time off and (iii) any documented business expenses incurred in accordance with the Company’s polices.

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2015 to:

●	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2015 and;

●	all individuals who served as executive officers of ours at any time during the fiscal year ended September 30, 2015 and received annual compensation during the fiscal year ended September 30, 2014 in excess of $100,000.

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Jerry Hug	2014	250,000	0	0	30,546	280.546
Chief Executive Officer (1)	2015	250,000	0	0	0	250,000

Kurt Streams	2014	183,333	0	0	0	183,333
Chief Financial Officer (2)	2015	200,000	0	0	95,975	295,975

James Orsini	2014	403,268	0	0	70,725	544,718
Former Chief Executive Officer (3)	2015	0	0	0	70,725	70,725

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

Employment Agreements and Benefits

Outstanding Equity Awards

The following table reflects options granted to our executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date

James Orsini (1)	150,000 255,000	- -	6.30 4.69	5/16/2016 5/16/2016

Jerry Hug	100,067	-	6.50	7/01/2016
	84,943	-	4.69	7/01/2016
	50,000	-	4.69	12/01/2017
	-	63,090	2.805	11/21/2019

Kurt Streams	25,000	-	6.20	11/1/2018
	-	50,000	6.20	11/1/2018
	-	25,236	2.805	11/21/2019

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

Director Compensation

Our non-employee Board of Director members receive an annual cash payment of $30,000, payable quarterly, for service on the Board of Directors and $250 per committee or board meeting, attended in-person or telephonically. Directors may also be reimbursed their expenses for travelling, hotel and other expenses reasonably incurred in connection with attending board or committee meetings or otherwise in connection with the Company’s business. There are currently no other cash compensation arrangements in place for members of the Board of Directors acting as such.

Upon appointment to the Board of Directors and annually thereafter, our directors receive a grant of five year options to purchase 20,000 shares of common stock which options vest immediately upon grant and which expire upon the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner. The chairperson of each of our standing committees receives a grant of options to purchase 5,000 shares.

Effective November 10, 2015, our Board of Directors agreed to increase the compensation of the Lead Director to $45,000 and options to purchase 30,000 shares of common stock.

The following table sets forth compensation received by our directors in the fiscal year ended September 30, 2015.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Jerry Hug (1)	0	0	0	0	0
Jonathan D. Sandelman	32,500	0	48,000	0	80,500
Peter D. Holden (2)	16,750	0	40,767	0	57,517
Betsy J. Bernard	33,750	0	33,097	0	66,847
Joseph A. Beatty	33,750	0	25,845	0	59,595
Philip Livingston (3)	25,750	0	48,325	0	74,075

(1)	This table includes only his compensation which was expressly for service as a director. Mr. Hug received other compensation as an executive officer—see the Summary Compensation Table above.

(2)	On October 10, 2013, we entered into a Consulting Agreement with Peter D. Holden pursuant to which Mr. Holden provided advice and support in connection with our review, analysis and development of our intellectual property. Pursuant to the Consulting Agreement, Mr. Holden received $13,000 per month, and, in addition, was granted an option to purchase 50,000 shares of our common stock at a price of $6.09 per share. On February 1, 2015, we mutually agreed to terminate the Consulting Agreement and compensated Mr. Holden according to our standard board compensation plan.

(3)	Mr. Livingston was appointed as a Director on November 10, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of our Common Stock by each of our directors and named executive officers, each person known to us to beneficially own 5% or more of our Common Stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly, based on 17,155,478 shares outstanding as of September 30, 2015. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address is c/o SITO Mobile, Ltd., 100 Town Square Place, Suite 204, Jersey City, NJ 07310. Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after September 30, 2015 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

Name	Shares	Percentage
Jerry Hug (1)	239,373	1.4%
Kurt Streams (2)	60,912	*	%
Betsy J. Bernard (3)	89,753	*	%
Jonathan E. Sandelman (4)	505,788	2.9%
Peter D. Holden (5)	86,986	*	%
Joseph A. Beatty (6)	52,610	*	%
Philip B. Livingston (7)	32,824	*	%

Officers and Directors as a Group (7 persons)	1,068,246	6.2%

Nicole Braun (8)	2,199,722	12.8%
Ashford Capital Management, Inc. (9)	1,189,582	6.9%

(1)	Includes: (a) 218,343 shares underlying stock options which are fully vested; and (b) 63,090 shares underlying performance options which will vest in the next 60 days.

(2)	Includes: (a) 50,000 shares underlying stock options which are fully vested; and (b) 25,236 shares underlying performance options which will vest in the next 60 days. Does not include 25,000 shares underlying unvested stock options.

(3)	Includes 36,014 shares underlying stock options which are fully vested.

(4)	Includes 68,288 shares underlying stock options which are fully vested.

(5)	Includes 86,986 shares underlying stock options which are fully vested.

(6)	Includes 32,945 shares underlying stock options which are fully vested.

(7)	Includes 29,548 shares underlying stock options which are fully vested.

(8)	The address for Ms. Braun is P. O. Box 1318, Rancho Santa Fe, CA 92067. Ms. Braun holds 2,174,722 shares in her name and 25,000 shares as custodian for her children.

(9)	The address for Ashford Capital Management, Inc. is One Walker’s Mill Road, Wilmington, DE 19807. Theodore H. Ashford III has the voting authority with respect to 1,189,582 shares.

(*)	Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In addition to the cash and equity compensation arrangements of our directors and executive officers discussed above under “Director Compensation” and “Executive Compensation,” the following is a description of transactions since October 1, 2014, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of 5% or more of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.

Consulting Agreement with Peter Holden - On October 10, 2013, we entered into a Consulting Agreement with Peter D. Holden pursuant to which Mr. Holden provided advice and support in connection with our review, analysis and development of our intellectual property. Pursuant to the Consulting Agreement, Mr. Holden received $13,000 per month and, in addition, was granted an option to purchase 50,000 shares of our common stock at a price of $0.609 per share. The options vested immediately and expire on October 10, 2016. The Consulting Agreement was terminated in February 2015.

Director Independence

Our Board of Directors presently consists of six members. Our Board of Directors has determined that each of Ms. Bernard, Messrs. Sandelman, Beatty and Livingston are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2015 and 2014 were: $63,000, and $57,000, respectively.

Audit-Related Fees

No aggregate fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending September 30, 2015 and 2014.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2015 and 2014.

All Other Fees

Other aggregate fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending September 30, 2015 and 2014 were $0 and $0 and included fees related to our registration statements on Form S-1 and for attendance at the Company’s annual meeting.

Audit Committee Pre-Approval Policies

Our Audit Committee has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2015. Audit-related fees, tax fees, and all other fees, if any, are approved by the Audit Committee.

Work Performed by Others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of SITO Mobile, Ltd. filed with the Secretary of State, State of Delaware September 25, 2013 (Incorporated by reference to Exhibit 3.5 to the registrant's Registration Statement on Form S-1 file on November 6, 2013).
3.2	Certificate of Amendment to the Certificate of Incorporation filed with the Secretary of State of Delaware on September 26, 2014 (Incorporated by reference to current report on 8-K filed September 30, 2014).
3.4	Amended and Restated Bylaws of Hosting Site Network, Inc. (currently known as SITO Mobile, Ltd.) Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 2 to the registrant’s Registration Statement on Form SB-2, filed February 8, 2002.
10.3	Services Agreement 20071210.103.C Between SITO Mobile Solutions, Inc. and AT&T Services, Inc. dated April 11, 2008. Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.
10.3.1	Amendment 20071210.103.A.001 to the Services Agreement 20071210.103.C Between SITO Mobile Solutions, Inc., and AT&T Services, Inc., dated March 20, 2009. Incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.
10.3.2	Amendment 20071210.103.A.002 to Services Agreement 20071210.103.C Between SITO Mobile Solutions, Inc. and AT&T Services, Inc., dated October 25, 2010. Incorporated by reference to Exhibit 10.6.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
10.3.3	Amendment 20071210.103.A.005 between SITO Mobile Solutions, Inc., and AT&T Services dated October 10, 2014 (Incorporated by reference to Exhibit 10.3.3 to the registrant’s annual report on Form 10-K, filed December 2, 2014).
10.4+	2008 Stock Option Plan for SITO Mobile, Ltd. (formerly Hosting Site Network, Inc.) Incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
10.4.1+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2008 Stock Option Plan. Incorporated by reference to Exhibit 10.7.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
10.6+	2009 Employee and Consultant Stock Plan. Incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form S-8 (SEC File No. 333-163557), filed December 8, 2009.
10.6.1+	Form of stock grant acknowledgement letter under 2009 Employee and Consultant Stock Plan. Incorporated by reference to Exhibit 10.16.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
10.7+	2010 Stock Option Plan. Incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010.
10.7.1+	Certificate regarding amendment of 2010 Stock Plan. Incorporated by reference to Exhibit 10.32.1 to the registrant’s registration statement on Form S-1, filed June 24, 2011.
10.7.2+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2010 Stock Plan. Incorporated by reference to Exhibit 10.32.2 to the registrant’s registration statement on Form S-1, filed June 24, 2011.
10.8+	Employment letter agreement, between James Orsini and us, dated March 10, 2011. Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed May 16, 2011.
10.9+	Amendment of employment letter agreement, between James Orsini and us, dated May 16, 2011. Incorporated by reference to Exhibit 10.33.1 to the registrant’s registration statement on Form S-1, filed June 24, 2011.
10.10+	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed February 13, 2012.
10.11	Form of Warrant replacing Stock Option in favor of Pharmacy Management Strategies LLC, dated June 28, 2011. Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed May 18, 2012 .
10.11.1	Joint Marketing Agreement between Pharmacy Management Strategies LLC and SITO Mobile Solutions, Inc., dated March 12, 2012 (Incorporated by reference to Exhibit 3.5 to the registrant's Registration Statement on Form S-1 file on November 6, 2013).
10.12	Settlement Agreement and Mutual General Release, among Soapbox Mobile, Inc. with, by and including all Common Shareholders collectively and individually and us, effective March 30, 2012. Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed May 18, 2012.
10.12.1	Perpetual Exclusive License Agreement among Soapbox Mobile, Inc. and us, effective March 30, 2012. Incorporated by reference to Exhibit 10.1.1 to the registrant’s Quarterly Report on Form 10-Q, filed May 18, 2012.

10.13+	Board of Directors Service Letter Agreement between Jonathan E. Sandelman and us dated December 10, 2012. Incorporated by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.
10.14+	Employment letter agreement between Kurt Streams and us, dated October 18, 2013. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed October 21, 2013.
10.15	Patent License and Settlement Agreement, dated November 12, 2013 (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed November 14, 2013).
10.16	Consulting Agreement between Peter Holden and the Company dated as of October 10, 2013 (Incorporated by reference to Exhibit 10.30 to the registrant’s annual report on Form 10-K, filed December 9, 2014).
10.17	Joint Licensing Agreement entered into as of April 21, 2014 between VideoStar, LLC and Television Technology LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed August 12, 2014).
10.18	Share Purchase Agreement, dated July 24, 2014, by and among the Company and Doublevision Networks, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed July 29, 2014).
10.19	Revenue Sharing and Note Purchase Agreement, dated October 3, 2014 (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed October 9, 2014).
10.20	Subscription Agreement, dated October 3, 2014, (Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed October 9, 2014).
10.21+	Board of Directors Service Letter Agreement between Betsy J. Bernard and SITO Mobile, Ltd dated July 15, 2014 (Incorporated by reference to Exhibit 10.31 to the registrant’s annual report on Form 10-K, filed December 2, 2014).
10.22+	Board of Directors Service Letter Agreement between Joseph A. Beatty and SITO Mobile, Ltd dated September 9, 2014 (Incorporated by reference to Exhibit 10.32 to the registrant’s annual report on Form 10-K, filed December 2, 2014).
10.23+	Board of Directors Service Letter Agreement between Philip B. Livingston and us dated November 10, 2014 (Incorporated by reference to Exhibit 10.33 to the registrant’s annual report on Form 10-K, filed December 2, 2014).
10.24	Asset Purchase Agreement dated as of July 8, 2015 by and among SITO Mobile, Ltd., SITO Mobile Solutions, Inc., Hipcricket, Inc. and solely for purposes of Section 10.10, ESW Capital LLC dated as of January 20, 2015 (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed July 13, 2015).
21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to the registrant’s annual report on Form 10-K, filed December 2, 2014).
23.1*	Consent of RBSM, LLP
23.2*	Consent of L.L. Bradford & Company, LLC
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITO Mobile, Ltd.

Date: November 25, 2015	By:	/s/ Jerry Hug
Jerry Hug
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 25, 2015	By:	/s/ Kurt Streams
Kurt Streams
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 25, 2015	/s/ Jerry Hug
Jerry Hug, Chief Executive Officer
and Director (Principal Executive Officer)

Date: November 25, 2015	/s/ Betsy J. Bernard
Betsy J. Bernard, Director

Date: November 25, 2015	/s/ Jonathan Sandelman
Jonathan E. Sandelman, Director

Date: November 25, 2015	/s/ Peter D. Holden
Peter D. Holden, Director

Date: November 25, 2015	/s/ Joseph A. Beatty
Joseph A. Beatty, Director

Date: November 25, 2015	/s/ Philip B. Livingston
Philip B. Livingston, Director

805 Third Avenue New York, NY 10022 212.838-5100 212.838.2676/ Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SITO Mobile, Ltd.

We have audited the accompanying consolidated balance sheet of SITO Mobile, Ltd. (the “Company”) as of September 30, 2015, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SITO Mobile, Ltd. at September 30, 2015, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RBSM LLP

New York, NY

November 24, 2015

New York, NY Washington DC Mumbai, India San Francisco, CA Las Vegas, NV Kansas City, KS Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

SITO Mobile Ltd

Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of SITO Mobile Ltd as of September 30, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SITO Mobile Ltd as of September 30, 2014 and the consolidated results of its operations, stockholders’ equity, and cash flows for the period ended September 30, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ L. L. Bradford & Company, LLC

Leawood, Kansas

December 2, 2014

SITO Mobile, Ltd.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2015	2014

Assets
Current assets
Cash and cash equivalents	$2,004,139	$620,185
Accounts receivable, net - current portion	4,265,481	2,443,308
Other prepaid expenses	312,606	233,541

Total current assets	6,582,226	3,297,034

Property and equipment, net	610,161	236,706

Other assets
Accounts receivable, net	225,000	450,000
Capitalized software development costs, net	1,403,397	639,416
Intangible assets:
Patents	493,952	447,427
Patent applications cost	826,074	609,010
Software license	-	831,000
Other intangible assets, net	1,837,227	-
Goodwill	6,444,225	3,482,884
Deferred loan costs, net	92,842	-
Other assets including security deposits	83,576	113,291

Total other assets	11,406,293	6,573,028

Total assets	$18,598,680	$10,106,768

SITO Mobile, Ltd.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2015	2014

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,339,189	$1,651,805
Accrued expenses	809,081	501,122
Accrued compensation - related party	253,016	598,592
Deferred revenue	595,669	378,257
Current obligation under capital lease	15,858	16,661
Note payable, net - current portion	3,575,024	-
Convertible debentures - related party	-	643,973
Convertible debentures	-	3,646,926

Total current liabilities	7,587,837	7,437,336

Long-term liabilities
Obligations under capital lease	7,023	12,718
Note payable	5,690,124	-

Total long-term liabilities	5,697,147	12,718

Total liabilities	13,284,984	7,450,054

Commitments and contingencies - See notes 17	-	-

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 17,155,478 shares issued and outstanding as of September 30, 2015 and 15,072,863 shares issued and outstanding as of September 30, 2014	17,156	15,073
Additional paid-in capital	144,234,264	137,051,172
Accumulated deficit	(138,937,724)	(134,409,531)

Total stockholders' equity	5,313,696	2,656,714

Total liabilities and stockholders' equity	$18,598,680	$10,106,768

The accompanying notes are an integral part of these consolidated financial statements

SITO Mobile, Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	September 30,
	2015	2014

Revenue
Wireless applications	$7,163,037	$8,196,761
Licensing and royalties	552,589	916,438
Media placement	8,093,841	758,359
Total Revenue	15,809,467	9,871,558

Cost of Revenue	6,357,616	4,006,488

Gross Profit	9,451,851	5,865,070

Operating Expenses
General and administrative (including stock based compensation)	6,225,370	7,996,192
Sales and marketing (including stock based compensation)	4,729,228	1,258,259
Loss on impairment of long-lived asset	831,000	-
Depreciation and amortization	419,530	312,846
Research and development	47,838	58,829

Total Operating Expenses	12,252,966	9,626,126

Loss from operations	(2,801,115)	(3,761,056)

Other Income (Expenses)
Interest income	54,495	-
Interest expense	(1,781,573)	(749,458)

Net loss before income taxes	(4,528,193)	(4,510,514)

Provision for income taxes	-	-

Net loss	$(4,528,193)	$(4,510,514)

Basic and diluted loss per share	$(0.29)	$(0.31)

Weighted average shares outstanding	15,632,148	14,374,967

The accompanying notes are an integral part of these consolidated financial statements

SITO Mobile, Ltd.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - September 30, 2013	13,722,023	$13,721	$131,009,660	$(129,899,017)	$1,124,364

Shares issued on exercise of stock options	374,596	375	1,687,076	-	1,687,451
Shares issued on exercise of stock warrants	202,650	203	213,254	-	213,457
Shares issued in debt conversions	10,000	10	49,990	-	50,000
Shares issue for officer compensation	2,500	3	14,497		14,500
Compensation recognized on option and warrant grants	-	-	998,917	-	998,917
Purchase of common shares presented for retirement	(38,906)	(39)	(201,422)	-	(201,461)
Shares issued in the acquisition of DoubleVision	800,000	800	3,279,200	-	3,280,000
Net loss for the year ended September 30, 2014	-	-	-	(4,510,514)	(4,510,514)

Balance - September 30, 2014	15,072,863	15,073	137,051,172	(134,409,531)	2,656,714

Shares issued on exercise of stock warrants	833,700	834	2,108,221	-	2,109,055
Shares issued for payment of services	70,000	70	209,930	-	210,000
Sale of shares in connection with debt	261,954	262	999,738	-	1,000,000
Additional shares issued in acquisition of DoubleVision	296,401	296	1,066,748	-	1,067,044
Additional shares issued in acquisition of intangible assets	620,560	621	2,543,676	-	2,544,297
Compensation recognized on option and warrant grants	-	-	479,834	-	479,834
Stock issuance costs	-	-	(75,000)	-	(75,000)
Warrant receivable	-	-	(150,055)	-	(150,055)
Net loss for the year ended September 30, 2015	-	-	-	(4,528,193)	(4,528,193)

Balance - September 30, 2015	17,155,478	$17,156	$144,234,264	$(138,937,724)	$5,313,696

The accompanying notes are an integral part of these consolidated financial statements

SITO Mobile, Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(4,528,193)	$(4,510,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	134,791	96,007
Amortization expense - software development costs	680,648	416,609
Amortization expense - patents	174,918	216,839
Amortization expense - discount of debt	587,543	376,627
Amortization expense - deferred costs	51,342	-
Amortization expense - intangible assets	112,773	-
Provision for bad debt	245,500	-
Stock based compensation	814,916	2,094,970
Write-off of capitalized patent application costs	-	299,429
Loss on impairment of long-lived asset	831,000	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(1,842,673)	(1,539,228)
(Increase) in prepaid expenses	(160,612)	(5,411)
(Increase) decrease in other assets	29,715	(38,313)
Increase in accounts payable	687,384	195,593
Increase (decrease) in accrued expenses	(81,151)	803,985
Increase in deferred revenue	217,412	378,257
Increase (decrease) in accrued interest	(255,294)	245,401

Net cash used in operating activities	(2,299,981)	(969,749)

Cash Flows from Investing Activities
Patents and patent applications costs	(438,508)	(336,219)
Purchase of property and equipment	(495,086)	(72,134)
Capitalized software development costs	(1,444,629)	(451,926)
Note receivable - discontinued operations	-	10,000
Acquisition of subsidiary, net of cash acquired	-	(389,898)
Purchase of intangible assets	(1,300,000)	-

Net cash used in investing activities	$(3,678,223)	$(1,240,177)

SITO Mobile, Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2015	2014
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$2,959,000	$1,900,907
Purchase of Company's common stock	-	(201,461)
Stock issuance costs	(75,000)	-
Proceeds from issuance of note payable	8,205,816	-
Principal reduction on obligation under capital lease	(19,658)	(16,330)
Principal reduction on convertible debt	(3,708,000)	-

Net cash provided by financing activities	7,362,158	1,683,116

Net increase/(decrease) in cash and cash equivalents	1,383,954	(526,810)

Cash and cash equivalents - Beginning balance	620,185	1,146,995

Cash and cash equivalents - Ending balance	$2,004,139	$620,185

Supplemental Information:

Interest expense paid	$1,397,977	$127,425
Income taxes paid	$-	$-

Non-cash investing and financing activities:

For the twelve months ended September 30, 2015

During the year ended September 30, 2015, the Company issued 35,000 shares of its common stock at $3.40 per share for an aggregate amount of $119,000, in exchange for consulting services.

During the year ended September 30, 2015, the Company issued 35,000 shares of its common stock at $2.60 per share for an aggregate amount of $91,000, in exchange for consulting services.

On October 21, 2014 the Company entered into a capital lease agreement to purchase a copy machine in the amount of $13,160 payable over a 48-month term.

During the year ended September 30, 2015, the Company issued 296,402 of its common stock at $3.60 per share for an aggregate amount of $1,067,044 in connection with the acquisition of DoubleVision Networks Inc. ("DoubleVision") that represents a noncash increase in goodwill. Under the terms of the Purchase and Sale Agreement, the earn-out provision could cause the Company to issue additional shares of the Company’s common stock to the former DoubleVision shareholders if the Company’s media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold.

During the year ended September 30, 2015, the Company recognized stock-based compensation expense totaling $727,381, of which $166,000 was for payment of consulting services, $479,834 was recognized through the vesting of 180,945 common stock options, and $81,547 from the amortization of prepaid consulting fees compensated through the granting of 575,000 options.

During the year ended September 30, 2015, the Company issued 620,560 of its common stock at $4.10 per share for an aggregate amount of $2,544,297 in connection with the acquisition of Hipcricket, Inc.'s ("Hipcricket") intangible assets.

For the twelve months ended September 30, 2014

During the year ended September 30, 2014, the Company issued 14,799 shares of its common stock through cashless exercises of 116,648 stock options granted to employees.

During the year ended September 30, 2014, the Company issued 20,000 shares of its common stock to its current Chief Financial Officer pursuant to his employment agreement.

During the year ended September 30, 2014, debt totaling $50,000 was converted into 10,000 shares of the Company's common stock.

During the year ended September 30, 2014, the Company recognized stock-based compensation expense totaling $2,094,970, of which $14,500 was recognized through the issuance of 25,000 common shares to the Company's Chief Financial Officer, $998,917 was recognized through the vesting of 626,633 common stock options, and $1,081,553 from the amortization of prepaid consulting fees compensated through the granting of 575,000 options.

On July 24, 2014, the Company acquired all of the shares of DoubleVision Networks, Inc., a New York corporation formed on May 6, 2010 and renamed from What’s Watched, Inc. on September 18, 2012 (“DoubleVision”). The Company paid $3.28 million for DoubleVision by issuing 800,000 shares of the Company’s common stock to the Sellers at an agreed-upon valuation of $4.10 per share.

The Company also agreed to pay $400,000 to one of DoubleVision’s creditors.

The accompanying notes are an integral part of these consolidated financial statements

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

Reverse Stock Split

On July 29, 2015, the Company filed an amendment to the Certificate of Incorporation to effect a 1-for-10 reverse split of its issued and outstanding common stock. The reverse split became effective in the market on July 30, 2015 Unless otherwise noted, all references herein to the number of common shares, price per common share or weighted average number of common shares outstanding have been adjusted to reflect this reverse stock split on a retroactive basis.

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

Depreciation is computed on the straight-line and accelerated methods for financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Software development	2- 3 years
Equipment and computer hardware	5 years
Office furniture	7 years
Leasehold Improvements	5 years

SITO Mobile, Ltd.

Notes To Consolidated Financial Statements

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the year ended September 30, 2015, the Company recognized an impairment loss of $831,000 on their "Anywhere" Software License as further discussed in Note 7 of these financial statements.

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

Debt issuance costs

Deferred debt issuance costs are amortized using the effective interest method over the related term of the debt and are included in other assets. The amortization of deferred debt issuance costs is included in interest expense

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the year ended September 30, 2015 or for the year ended September 30, 2014. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense. During the year ended September 30, 2015 and 2014, there were no income taxes, or related interest and penalty items in the statements of operations, or liabilities on the balance sheets.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services and property. The non-cash consideration paid pertains to consulting services, the acquisition of a software license, the acquisition of DoubleVision Networks Inc. and assets purchased from Hipcricket, Inc. (See Notes 5 and 7).

Revenue Recognition and Deferred Revenue

The Company recognizes media placement revenue based on the activity of mobile users viewing ads through developer applications and mobile websites. Media placement revenues are recognized when the Company’s advertising services are delivered based on the specific terms of the advertising contract, which are commonly based on the number of ads delivered, or views, clicks or actions by users on mobile advertisements. At such time, the Company’s services have been provided, the fees charged are fixed or determinable, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

The Company evaluates whether it is appropriate to recognize media placement revenue based on the gross amount billed to the customers or the net amount earned as revenue.  When the Company is primarily obligated in a transaction, has latitude in establishing prices, is responsible for fulfillment of the transaction, has credit risk, or has several but not all of these indicators, revenue is recorded on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, the Company places the most weight on the analysis of whether or not it is the primary obligor in the arrangement. The Company records the net amounts as media placement revenue earned if it is not primarily obligated or does not have latitude in establishing prices or credit risk.

The Company recognizes wireless applications revenue based on the delivery of Short Message Service (SMS) text messages and voice messages and messaging program management services. Wireless applications revenues are recognized when the Company’s services are delivered based on the specific terms of the Company’s contracts with customers, which are commonly based on the number of messages delivered. At such time, the Company’s services have been provided, the fees charged are fixed or determinable, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

In general, licensing and royalty revenue arrangements provide for the payment of contractually determined fees in consideration for the patented technologies owned by or controlled by the Company’s operating subsidiary. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. Pursuant to the terms of these agreements, the Company’s operating subsidiary may have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s operating subsidiary’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of licenses, covenants-not-to-sue, releases, and other significant deliverables upon the execution of the agreement, or upon the receipt off the minimum upfront payment for term agreement renewals. As such, when the Company has no further obligation under the agreement, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all the other revenue recognition criteria have been met, otherwise the Company recognizes revenue on a straight-line basis over the life of the agreement based on the contractually determined fees.

Deferred revenue arises as a result of differences between the timing of revenue recognition and receipt of cash from the Company’s customers.

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

SITO Mobile, Ltd.

Notes To Consolidated Financial Statements

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

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2015 that have been excluded from the computation of diluted net loss per share amounted to 2,548,345 shares and include 375,250 warrants and 2,173,095 options. Potential common shares as of September 30, 2014 that have been excluded from the computation of diluted net loss per share amounted to 4,734,500 shares and included 1,348,950 warrants, 2,609,950 options, and $3,878,000 of debt and accrued interest convertible into 775,600 shares of the Company’s common stock.

On July 29, 2015, the Company filed an amendment to the Certificate of Incorporation to effect a 1-for-10 reverse split of its issued and outstanding common stock the reverse split became effective in the market on July 30, 2015. Following the reverse split, every ten shares of the Company's issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock with a par value of $0.001 per share. No fractional shares are to be issued. As a result, all prior per share calculations reflect the effects of this reverse stock split.

Concentrations of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Of the Company’s revenue earned during the year ended September 30, 2015, approximately 44% was generated from contracts with six customers covered under the Company’s master services agreement with AT&T. Of the Company’s revenue earned during the year ended September 30, 2014, approximately 82% was generated from contracts with eight customers covered under the Company’s master services agreement with AT&T.

The Company’s accounts receivable is typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of September 30, 2015 and 2014, two customers accounted for 38% and 77%, respectively, of the Company’s net accounts receivable balance, respectively.

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

SITO Mobile, Ltd.

Notes To Consolidated Financial Statements

Recent Accounting Pronouncements

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

In April 2015, the FASB issued ASU 2015-03, “Imputing of Interest – Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim period within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance but at this time does not expect it to have an impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14 (“ASU 2015-14”), “Revenue from Contracts with Customers”. The objective of ASU 2015-14 is to defer the effective date of Update 2014-09 by one year. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is not permitted. The standard permits the use of either a retrospective or modified retrospective (cumulative effect) transition method. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements nor decided upon the method of adoption.

SITO Mobile, Ltd.

Notes To Consolidated Financial Statements

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	September 30,
	2015	2014

Accounts receivable	$4,738,859	$2,901,672
Less allowance for bad debts	(248,378)	(8,364)
	4,490,481	2,893,308
Less current portion	(4,265,481)	(2,443,308)
Long-term portion	$225,000	$450,000

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

4.	Property and Equipment, net

The following is a summary of property and equipment:

	September 30,
	2015	2014

Equipment and computer hardware	$723,844	$902,020
Office furniture	213,473	135,701
Leasehold Improvements	186,902	-
Equipment held under capital lease	66,272	53,112
	1,190,491	1,090,833
Less: accumulated depreciation	(580,330)	(854,127)
	$610,161	$236,706

Depreciation expense for the year ended September 30, 2015 and 2014 was $134,791 and $96,007, respectively.

5.	Prepaid Consulting

Pursuant to the terms of a Consulting Agreement entered into in 2012, the Company's Executive Chairman at the time personally granted options to a third party to purchase a total of 575,000 shares of the Company’s common stock that he owned in exchange for consulting services provided by the third party that directly benefited the Company (the “Former Chairman Options”). Of the 575,000 Former Chairman Options, 375,000 had an exercise price of $2.95 per share and 200,000 had an exercise price of $4.80 per share. The Former Chairman Options granted under the Consulting Agreement expired two years from their dates of grant in October and December 2012. In addition, the term of the Consulting Agreement expired in December 2014, The Company recorded the $847,300 fair value of the Former Chairman Options as contributed capital with an offset to prepaid consulting expense that was amortized to operations over the two-year term of the consulting agreement. The Company’s value of $847,300 was determined using a Binomial Option model based upon an expected life of 5 years, trading prices ranging from $3.00 to $4.60 per share, a risk free interest rate ranging from 0.25% to 0.30%, and expected volatility ranging from 89.348% to 90.201%.

In September 2013, the Company, its former Executive Chairman and the above-indicated third party entered into an agreement, whereby the Company granted options to the third party that have the same terms as the Former Chairman Options in exchange for the third party’s assignment of its interest in the Former Chairman Options to the Company. The Company valued the options granted to the third party in September 2013 at $718,871 and added the cost to the remaining unamortized prepaid consulting expense from the Former Chairman Options. The total was amortized to operations over the term of the consulting agreement. Consulting fees charged to operations for the year ended September 30, 2015 and 2014 was $81,547 and $1,081,553, respectively. As of September 30, 2015, the prepaid consulting expense was fully amortized to operations.

SITO Mobile, Ltd.

Notes To Consolidated Financial Statements

6.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	September 30,
	2015	2014

Beginning balance	$639,416	$343,575
Additions	1,444,629	712,450
Amortization	(680,648)	(416,609)
Ending balance	$1,403,397	$639,416

Amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending September 30,
2016	$633,107
2017	529,190
2018	241,100
$1,403,397

7.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	September 30,
	2015	2014

Patent costs	$1,357,407	$1,135,964
Amortization	(863,455)	(688,537)
	$493,952	$447,427

Amortization expenses for the year ended September 30, 2015 and 2014 was $174,918 and $216,839, respectively.

A schedule of amortization expense over the estimated remaining lives of the patents is as follows:

Year Ending September 30,
2016	$190,482
2017	112,495
2018	47,888
2019	42,035
2020	41,881
Thereafter	59,171
$493,952

During the year ended September 30, 2015, the Company was issued US Patent 8,862,115 “Over the Air Provisioning of Mobile Device Settings”, US Patent 8,880,031 “Systems of Providing Information to a Telephony Subscriber”, US Patent 8,954,047 “Searching for Mobile Content”, US Patent 9,026,673 “System and Method for Routing Media”, US Patent 9,077,798 “NP Automatic Provisioning of Abbreviated Dialing Codes”, US Patent 9,135,635 “System and Method for Routing Media” and US Patent 9,135,636 “System and Method for Routing Media”. The costs associated with these patents, totaling $221,443, are being amortized over the patent’s estimated useful life of seven years.

SITO Mobile, Ltd.

Notes To Consolidated Financial Statements

Software license

On March 30, 2012, the Company acquired an exclusive perpetual license to utilize the “Anywhere” software and related source code from Soap Box Mobile, Inc. (“Soapbox”), a company in which the Company’s Executive Chairman at the time owned a majority preferred interest of the license grant. The Company paid $785,000 in cash and 20,000 shares of Company common stock for the exclusive perpetual license, of which the former Executive Chairman received $755,000 under terms of a November 27, 2012 agreement. During the year ended September 30, 2015 due to lower than previously expected cash flows as a result of the decrease in the software usage, we determined that indicators of impairment existed with respect to the "Anywhere" software license. As a result of our assessment we determined that projected future cash flows associated with the "Anywhere" software license were not sufficient to support the recoverability of the carrying value of the software license. Accordingly, during the fourth quarter of 2015, an asset impairment charge of $831,000 was recorded as Impairment of long-lived asset in the Consolidated Statements of Operations for the year ended September 30, 2015.

Other Intangible Assets, net

The following is a summary of other intangible asset costs:

	September 30,
	2015	2014

Technology	$970,000	$-
Customer relationships	870,000	-
Backlog	110,000	-
Amortization	(112,773)	(-)
	$1,837,227	$-

Amortization expenses for the year ended September 30, 2015 and 2014 was $112,773 and $0, respectively.

A schedule of amortization expense over the estimated remaining lives of the patents is as follows:

Year Ending September 30,
2016	$330,470
2017	271,000
2018	271,000
2019	271,000
2020	231,036
Thereafter	462,721
$1,837,227

Goodwill

On July 24, 2014, the Company and DoubleVision and the shareholders of the DoubleVision entered into a Share Purchase Agreement pursuant to which the Company acquired all of the shares of DoubleVision. The Company paid $3,600,000 for DoubleVision by issuing 800,000 shares of the Company’s common stock to DoubleVision’s shareholders and paid $400,000 to one of DoubleVision’s creditors that resulted in the Company recognizing $3,482,884 in goodwill. The Share Purchase Agreement has an earn-out provision that could cause the Company to issue additional shares of the Company’s common stock equal to $1,000,000 (valued at the average closing price for the ninety days ending July 31, 2015) as additional purchase price consideration if the Company’s media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold. In anticipation if achieving the earn-out provision, the Company accrued $1,000,000 in purchase price payable and increased goodwill to $4,482,884 as of March 31, 2015. During the quarter ended June 30, 2015, the Company issued 296,402 shares of its common stock at $3.60 per share for an aggregate amount of $1,067,044 in satisfaction of the purchase price payable and an increase to goodwill of $67,044.

On July 8, 2015, the Company and Hipcricket, Inc. entered into an Asset Purchase Agreement pursuant to which the Company acquired assets of Hipcricket’s mobile advertising platform. The Company paid $3,844,297 for the Purchased Assets by issuing to Hipcricket 620,560 shares of the Company’s common stock at an agreed-upon valuation of $2,544,297, and $1,300,000 in cash. The Company expensed additional legal and professional fees in conjunction with the asset acquisition totaling $95,000. The acquisition resulted in the Company recognizing $1,894,297 in goodwill. The Company does not amortize goodwill, but reduces the carrying amount of goodwill if management determines that its implied fair value has been impaired.

SITO Mobile, Ltd.

Notes To Consolidated Financial Statements

8.	Accrued Expenses

The following is a summary of accrued expenses:

	September 30,
	2015	2014

Accrued applications costs	$103,959	$171,732
Accrued payroll and related expenses - unrelated parties	288,657	125,910
Accrued professional fees	415,665	202,680
Other accrued expenses	800	800
	$809,081	$501,122

9.	Capital Leases

The Company leases various office equipment under multiple capital leases that expire in 2016 and 2018. The equipment has a cost of $66,272.

Minimum future lease payments under the capital leases at September 30, 2015 for each of the next four years and in the aggregate are as follows:

Year Ending September 30,
2016	$16,614
2017	3,790
2018	3,790
2019	-
Total minimum lease payments	24,194
Less amount representing interest	(1,313)
Present value of net minimum lease payments	$22,881

The effective interest rate charged on the capital leases range from approximately 2.25% to 7.428% per annum. The leases provide for a $1 purchase option. Interest charged to operations for the year ended September 30, 2015 and 2014 was $1,229 and $767, respectively. Depreciation charged to operations for year ended September 30, 2015 and 2014 was $13,106 and $10,622, respectively.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	September 30,
	2015	2014

U.S statutory rate	34%	34%
Less valuation allowance	(34)%	(34)%
Effective tax rate	0%	0%

SITO Mobile, Ltd.

Notes To Consolidated Financial Statements

The significant components of deferred tax assets and liabilities are as follows:

	September 30,
Deferred tax assets	2015	2014
Stock based compensation	$1,100,276	$2,005,914
Net operating losses	13,457,760	13,086,916
Allowance for doubtful accounts	84,449	2,844
Intangible assets	245,696	123,702
Deferred revenue	52,759	-
Accrued expenses	220,535	176,576
	15,161,475	15,395,952
Deferred tax liability
Property and equipment	(28,611)	(28,739)
Intangible assets	-	-
Net deferred tax assets	15,132,864	15,367,213
Less valuation allowance	(15,132,864)	(15,367,213)
Deferred tax asset - net valuation allowance	$-	$-

The net change in the valuation allowance for the year ended September 30, 2015 was $(234,349).

As of September 30, 2015, the Company has a net operating loss carryover of approximately $39,600,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2035, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of ASC 740-10-50, formerly FIN 48, “Accounting for Uncertainty in Income Taxes.” We had no material unrecognized income tax assets or liabilities for the year ended September 30, 2015 or 2014.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended September 30, 2015 and 2014, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ending on or before September 30, 2012 or California state income tax examination by tax authorities for years ending on or before September 30, 2011. We are not currently involved in any income tax examinations.

SITO Mobile, Ltd.

Notes To Consolidated Financial Statements

11.	Convertible Debentures

	September 30,
	2015	2014

Notes Payable:
Convertible term note (a)	$-	$1,700,000
Convertible term note (b)	-	275,000
Convertible term note (c)	-	1,030,000
Convertible term note (d)	-	255,000
Convertible term note (e)	-	448,000
Principal balance	-	3,708,000
Accrued Interest	-	582,899
	-	4,290,899
Less: discount on debt	-	-
	-	4,290,899
Less: current portion	-	(4,290,899)
Long term debt	$-	$-

a)	In November and December 2011, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of August 31, 2014 and issued warrants to purchase 360,000 shares of the Company’s common stock at $2.50 per share that expires on September 7, 2015. The notes provided for conversion of the outstanding principal and the first year’s accrued interest, in the amount of $170,000, into shares of common stock at a conversion price of $5.00 per share at the option of the holders, In October 2014, the Company repaid the notes in full with a cash payment.

b)	On September 7, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of September 7, 2014 and issued warrants to purchase 55,000 shares of the Company’s common stock at $2.50 per share that expires on September 17, 2015. The notes provided for conversion of the outstanding principal into shares of common stock at a conversion price of $5.00 per share at the option of the holders. In October 2014, the Company repaid the notes in full with a cash payment.

c)	On September 27, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of September 27, 2014 and issued warrants to purchase 206,000 shares of the Company’s common stock at $2.50 per share that expires on September 27, 2015. The notes provided for conversion of the outstanding principal into shares of common stock at a conversion price of $5.00 per share at the option of the. In October 2014, the Company repaid the notes in full with a cash payment.

d)	On September 28, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of September 28, 2014 and issued warrants to purchase 51,000 shares of the Company’s common stock at $2.50 per share that expires on September 28, 2015. The notes provided for conversion of the outstanding principal into shares of common stock at a conversion price of $5.00 per share at the option of the holders. In October 2014, the Company repaid the notes in full with a cash payment.

e)	On October 5, 2012, the Company entered into convertible term notes bearing interest at 10% per annum, payable semi-annually, with principal having a maturity date of October 5, 2014 and issued warrants to purchase 89,600 shares of the Company’s common stock at $2.50 per share that expires on October 5, 2015. The notes provided for conversion of the outstanding principal into shares of common stock at a conversion price of $5.00 per share at the option of the holders. In October 2014, the Company repaid the notes in full with a cash payment.

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

The convertible term notes were recorded net of discounts that include the relative fair value of the warrants, the notes’ beneficial conversion features, and the above indicated loan fee, all totaling $1,530,415. The discounts were amortized to interest expense over the term of the various notes using the effective interest method.  The initial value of the warrants of $1,124,773 issued to investors was calculated using the Binomial Option model with a risk-free interest rates ranging from 0.31% to 0.43%, volatility ranging from 94.17% to 103.00%, and trading prices ranging from $2.20 to $3.50 per share. The beneficial conversion feature of $51,516 was calculated using trading prices ranging from $2.60 to $3.50 per share and an effective conversion price $3.22 per share.

Interest expense on the convertible term notes for the year ended September 30, 2015 and 2014 was $1,950 and $372,059, respectively. Amortization of the discounts for the year ended September 30, 2015 and 2014 totaled $0 and $376,627, respectively, which was charged to interest expense.

12.	Note Payable

	September 30,
	2015	2014

Notes Payable:
Principal outstanding	$10,000,000	$-
Accrued Interest	202,975	-
Accrued Termination Fee	124,630
	10,327,605	-
Less: discount on note payable	(1,062,457)	-
	9,265,148	-
Less: current portion, net	(3,575,024)	-
Long-term portion, net	$5,690,124	$-

Scheduled maturities on long term debt are as follows:

Years ending September 30	Principal	Discount Amortization	Accrued Interest	Accrued Termination Fee	Total
2016	$4,000,000	$(595,881)	$-	$-	$3,404,119
2017	4,000,000	(377,053)	-	-	3,622,947
2018	2,000,000	(89,523)	202,975	124,630	2,238,082
	$10,000,000	$(1,062,457)	$202,975	$124,630	$9,265,148

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

SITO Mobile, Ltd.

Notes To Consolidated Financial Statements

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

The Agreement contains certain standard Events of Default. The Company granted to the Collateral Agent, for the benefit of the Secured Parties, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to the Patents, which shall be evidenced by, and reflected in, the Patent License Agreement. The Collateral Agent and the Investors agree that the Collateral Agent shall only use such license following an Event of Default. Pursuant to the Security Agreement, the Company granted the Investors a first priority senior security interest in all of the Company’s assets. The Company and the Investors assigned a value of $500,000 to the revenue sharing terms of the Agreement and in accordance with ASC 470-10-25 “Debt Recognition”, the Company recognized $500,000 as deferred revenue and a discount on the Note that is amortized over the 42-month term of the Note using the effective interest method. For the year ended September 30, 2015, the Company recognized $178,043 in licensing revenue and interest expense from amortization of the deferred revenue.

Interest expense on the Note for the years ended September 30, 2015 and 2014 was $1,014,874 and $0, respectively. Amortization of the discounts for the years ended September 30, 2015 and 2014 totaled $587,543 and $0, respectively, which was charged to interest expense. Accrual of termination fees for the years ended September 30, 2015 and 2014 was $124,630 and $0, respectively, which was charged to interest expense.

13.	Stock Based Compensation

During the year ended September 30, 2015, the Company recognized stock-based compensation expense totaling $727,381, of which $166,000 was for payment of consulting services, $479,834 was recognized through the vesting of 180,945 common stock options, and $81,547 from the amortization of prepaid consulting fees compensated through the granting of 575,000 options. During the year ended September 30, 2014, the Company recognized stock-based compensation expense totaling $2,094,970, of which $14,500 was recognized through the issuance of 25,000 common shares to the Company's Chief Financial Officer, $998,917 was recognized through the vesting of 626,633 common stock options, and $1,081,553 from the amortization of prepaid consulting fees compensated through the granting of 575,000 options (See Note 5).

14.	Related Party Transactions

Effective December 13, 2013, the former Executive Chairman’s employment under the employment agreement by and between the Company and the former Executive Chairman, or otherwise, was terminated. Pursuant to a Separation Agreement and General Release dated April 9, 2014, the former Executive Chairman resigned from the Board of Directors. For the year ended September 30, 2015, the Company paid $100,851 representing the remaining severance obligation costs.

On April 21, 2014 (the “Effective Date”), SITO Mobile R&D IP, LLC, the Company’s wholly-owned subsidiary, through a joint venture arrangement organized as a limited liability company (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV grants the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“Patents”), including an exclusive license to assert the Patents against certain infringing parties in the media distribution industry. In exchange for the License, the Licensee will pay an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”). Commencing three years from the Effective Date, the Licensee may each year, at its sole option, pay a $1,250,000 license fee to renew the License for every year for four additional years. Once the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License is deemed to be perpetual. For Patents infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid and litigation costs incurred (“Share of Proceeds”). SITO Mobile R&D IP, LLC and its joint venture partner will serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee will be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting Licensee in such litigation, including attorneys’ fees. The Licensee will pay the Annual Fee and any Share of Proceeds to the JV. Proceeds received by the JV are shared by SITO Mobile R&D IP, LLC and PMC on a 30% and 70% basis, respectively. In the event that the Licensee does not assert any infringement actions under its rights in the License within five years of the Effective Date, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee. For the years ended September 30, 2015 and 2014, the Company amortized $374,545 and $166,438 in revenue. As of September 30, 2015 the Company has $209,016 in deferred revenue under the Licensing Agreement.

SITO Mobile, Ltd.

Notes To Consolidated Financial Statements

The Company entered into a Separation and General Release Agreement (the “Separation Agreement”) with its former Chief Executive Officer, James Orsini, which confirmed his removal from all positions held with the Company, including its subsidiaries, divisions, affiliates, partnerships, joint ventures and related business entities, effective September 19, 2014. Pursuant to the terms of the Separation Agreement and in accordance with the terms of his employment agreement, the Company will pay to Mr. Orsini, one year of his base salary, accrued but unused vacation time and will provide continued medical coverage for a period of one year. In addition, the Company reimbursed Mr. Orsini $10,000 for his attorneys’ fees in connection with his Separation Agreement. In exchange for these payments, and other provisions, Mr. Orsini agreed to a general release in favor of the Company. The Separation Agreement became effective September 19, 2014. For the year ended September 30, 2015 and 2014, the Company paid $447,851 and $3,830 under terms of the Separation Agreement and has accrued $10,000 in remaining obligations.

15.	Fair Value

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

The Company did not identify any assets and liabilities that are required to be presented on the consolidated balance sheets at fair value. The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2015. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the year ended September 30, 2015.

16.	Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the year ended September 30, 2015, the Company issued 2,082,615 shares of common stock of which 833,700 shares were issued for warrants exercised for which the Company received $2,109,055 in gross proceeds, issued 261,954 shares for which the Company received $1,000,000 in gross proceeds, 70,000 shares for which the Company received investor relation services valued at $210,000, issued 296,402 shares in connection with the original purchase agreement of DoubleVision Networks Inc. and issued 620,560 shares in connection with the asset purchase agreement with Hipcricket, Inc.

During the year ended September 30, 2014, the Company issued 1,389,746 shares of its common stock of which 202,650 shares were issued for warrants exercised for which the Company received $213,456 in gross proceeds and 10,000 shares of its common stock were issued through the conversion of $50,000 of principal and accrued interest on convertible debt, 14,798 shares were issued in cashless exercises of 116,648 common stock options, 359,798 shares were issued on the exercise of 359,798 common stock options for which the Company received $1,687,457, 2,500 shares of common stock were issued as stock compensation and 800,000 shares of common stock were issued in conjunction with the acquisition of DoubleVision Networks Inc.

In October 2013, the Board of Directors authorized the Company to repurchase up to 20,000,000 shares of the Company’s common stock. For the year ended September 30, 2014 the company repurchased 38,906 shares at an aggregate cost of $201,461 and cancelled all of the repurchased shares. The Company reduced common stock by $39, being the par value equivalent of the 38,906 shares and additional paid-in capital by $201,422, being the remaining cost of the shares repurchased.

SITO Mobile, Ltd.

Notes To Consolidated Financial Statements

Warrants

During the year ended September 30, 2015, no warrants were granted, 833,700 warrants exercised to purchase 833,700 shares of the Company’s common stock of which 788,600 warrants had an exercise price of $2.50 per share, 45,100 warrants had an exercise price of $3.04 per share, and 140,000 warrants expired.

During the year ended September 30, 2014, four warrant holders exercised 202,650 warrants to purchase 202,650 shares of the Company common stock of which 172,500 warrants had an exercise price of $0.80 per share, 30,000 warrants had an exercise price of $2.50 per share and 150 warrants had an exercise price of $3.04 per share.

Options

During the year ended September 30, 2015, the Company granted options to Directors and employees as follows:

Grant Date	Options Granted	Exercise Price	Expiration	Vesting	Total Value	Risk Free Interest Rate	Volatility
November 10, 2014	25,000	$3.03	November 10, 2019	Immediate	$48,325	1.65%	102.66%
November 21, 2014	15,000	$2.805	November 21, 2019	3-years	$28,230	1.60%	100.62%
November 21, 2014	38,000	$2.805	November 21, 2019	3-years	$71,516	1.60%	100.62%
November 21, 2014	63,090	$2.805	November 21, 2019	3-years	$120,502	1.60%	100.62%
November 21, 2014	25,236	$2.805	November 21, 2019	3-years	$48,201	1.60%	100.62%
December 15, 2014	43,500	$2.50	December 15, 2019	3-years	$72,341	1.64%	100.54%
May 20, 2015	2,500	$3.318	May 20, 2020	3-years	$6,000	1.56%	103.26%
May 20, 2015	36,986	$3.318	May 20, 2020	Immediate	$88,767	1.56%	103.26%
August 6, 2015	18,000	$3.86	August 6, 2020	3-years	$54,090	1.55%	102.68%
August 6, 2015	11,014	$3.86	August 6, 2020	Immediate	$33,097	1.55%	102.68%
September 9, 2015	66,000	$3.94	September 9, 2020	3-years	$214,698	1.55%	101.81%
September 9, 2015	7,945	$3.94	September 9, 2020	Immediate	$25,845	1.55%	101.81%
	352,271

The Company values options under the Binomial Option Model. The full value of options grants is charged to operations over the vesting period with options grants that vest immediately being fully charged on the date of grant.

During the year ended September 30, 2015, the Company recognized stock-based compensation expense totaling $727,381, of which $166,000 was for payment of consulting services, $479,834 was recognized through the vesting of 180,945 common stock options, and $81,547 from the amortization of prepaid consulting fees compensated through the granting of 575,000 options. During the year ended September 30, 2014, the Company recognized stock-based compensation expense totaling $2,094,970, of which $14,500 was recognized through the issuance of 25,000 common shares to the Company's Chief Financial Officer, $998,917 was recognized through the vesting of 626,633 common stock options, and $1,081,553 from the amortization of prepaid consulting fees compensated through the granting of 575,000 options.

A summary of outstanding stock warrants and options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding – September 30, 2013	4,970,495	$4.80
Granted	215,000	$5.80
Exercised	(679,095)	$(3.60)
Cancelled	(522,500)	$(5.50)
Outstanding – September 30, 2014	3,983,900	$4.80
Granted	352,271	$3.20
Exercised	(833,700)	$(2.50)
Cancelled	(1,240,800)	$(5.40)
Outstanding – September 30, 2015	2,261,671	$5.00

Of the 2,261,671 options and warrants outstanding, 1,940,345 are fully vested and currently available for exercise.

SITO Mobile, Ltd.

Notes To Consolidated Financial Statements

17.	Commitments and Contingency

Operating Leases

The Company leases office space in Rogers, Arkansas; Jersey City, New Jersey; Boise, Idaho; and Royal Oak, Michigan. The Rogers office is leased for a term of five years, effective January 1, 2012. The Company’s Boise office space is subject to a 38-month lease that commenced on May 1, 2014. The Jersey City office lease, amended on November 6, 2014, expires on November 30, 2018 and the Company has the option to extend the term for an additional five years. In addition to paying rent, the Company is also required to pay its pro rata share of the property’s operating expenses. The Company entered into a sub-lease agreement on May 22, 2015 for an office in Michigan. The term for the office space is month to month. Rent expense for the year ended September 30, 2015 and 2014 was $332,809 and $216,811, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of September 30, 2015 for the next five years and in the aggregate are:

2016	$328,917
2017	288,277
2018	256,608
2019	42,768
2020	-
$916,570

Incentive Compensation

On November 21, 2014, the Company approved a compensation plan for the executive officers of the Company which provides for the payment of a cash bonus and an equity grant of performance options to the Company’s Chief Executive Officer and its Chief Financial Officer (the “Executives”). Each Executive is eligible for an annual cash bonus, based upon net revenue, gross margins, and individual key performance indicators, set annually by the Company’s Compensation Committee (the “Target Performance”). The target bonus for the Chief Executive Officer is 50% of his base salary and for the Chief Financial Officer, the target bonus is 40% of his base salary. Eighty percent of the cash bonus is based upon the target net revenues and gross margins of the Company with 20% of the cash bonus based upon individual key performance indicators. Fifty percent of the target cash bonus will be paid if threshold performance of 80% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 150% of the cash bonus paid if 120% of the Target Performance is achieved. As of September 30, 2015, the Company has accrued $169,125 in compensation expense for the potential incentive cash bonuses. The equity grant component of the compensation plan provides for the grant of 105,000 performance options to purchase shares of Company common stock to the Chief Executive Officer and 42,000 performance options to purchase shares of Company common stock to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three year increments commencing on the grant date and are exercisable at a price of $2.805. As of September 30, 2015, the Company reduced the performance options to 63,090 options for the Chief Executive Officer and 25,236 options for the Chief Executive Officer based on the actual achievement of the key performance indicators and has recognized $88,491 in stock compensation expense for the performance options.

Litigation

From time to time we may be a defendant and/or plaintiff in various other legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

SITO Mobile, Ltd.

Notes To Consolidated Financial Statements

18.	DoubleVision Acquisition

On July 24, 2014, the Company acquired all of the outstanding capital stock of DoubleVision, a provider of mobile media for clients looking to place advertisements in mobile devices based on real-time data.  With this acquisition, the Company integrated DoubleVision’s ability to provide real-time advertising in its mobile media market with our product offerings.  The contractual price for the acquisition was $3,680,000 million by issuing 800,000 shares of the Company’s common stock to DoubleVision’s shareholders at an agreed-upon valuation of $4.10 per share, plus a cash payment of $400,000 to one of DoubleVision’s creditors.

In addition to the initial purchase price, the agreement called for $1,000,000 in contingent consideration based on the Company achieving $3,000,000 in media placement revenue in the twelve months ended July 31, 2014.  At March 31, 2015, the Company recorded the additional $1,000,000 purchase price payable in anticipation of achieving the revenue milestone and increased the goodwill to $4,482,884. During the year ended September 30, 2015 the Company has issued 296,402 of its common stock at $3.60 per share for an aggregate amount of $1,067,044 in satisfaction of the purchase price payable and increased by $67,044.

As of September 30, 2015, the allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows:

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

19.	Hipcricket Acquisition

On July 8, 2015, the Company, Hipcricket, Inc. and, solely as a guarantor of Hipcricket’s indemnity obligations, ESW Capital LLC entered into an Asset Purchase Agreement pursuant to which the Company acquired assets of Hipcricket’s mobile advertising business. The Company paid a consideration of $1,300,000 in cash and issued to Hipcricket 620,560 shares of the Company’s common stock that the parties agreed to value at $2,544,297. The Company acquired all rights in, to contracts with Hipcricket’s mobile advertising customers, customer lists and records as well as certain intellectual assets and properties used in Hipcricket’s mobile advertising business. The Company hired certain employees of Hipcricket to service the Hipcricket customers.

SITO Mobile, Ltd.

Notes To Consolidated Financial Statements

As of September 30, 2015, the allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows:

Technology	$970,000
Customer relationships	870,000
Backlog	110,000
Goodwill	1,894,297
Total purchase price	$3,844,297

The following table summarizes the fair value of identifiable intangible assets acquired:

Technology	$970,000
Customer relationships	870,000
Backlog	110,000
Total intangible assets acquired, excluding goodwill	$1,950,000

The excess of the fair value of the total consideration over the estimated fair value of the net assets was recorded as goodwill, which was primarily attributable to the synergies expected from combining the technologies, including complementary products that will enhance the Company’s overall product portfolio, and the value of the workforce that became our employees following the closing of the acquisition.  The goodwill recognized is deductible for income tax purposes.

Pro forma Information

The following unaudited pro forma information presents the consolidated results of operation of the company as if the acquisition completed during the year ended September 30, 2015 had occurred at the beginning of the applicable annual reporting period, with pro forma adjustments to give effect to intercompany transactions to be eliminated, amortization of intangible assets, share-based compensation, and transaction costs directly associated with the acquisition:

Net revenue	$21,373,171
Net loss	(10,083,640)
Net loss per share	(0.65)
Net loss per share-diluted	(0.65)

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

On November 18, 2015, the Company granted 331,836 options with a $3.51 exercise price to Directors, Executives and employees, of which, 304,000 options are subject to Target Performance criteria that may reduce the number of options at a later date. The Company cancelled 58,674 options with a $2.805 exercise price that were granted on November 21, 2014 to Executives and subject to Target Performance criteria.

