Form 10-Q
period 2015-12-31
SITO MOBILE, LTD.
filed 2016-02-09
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☒  No

The number of shares outstanding of each of the issuer's classes of common stock as of February 9, 2016: 17,157,520 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SITO Mobile, Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2015	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,615,184	$2,004,139
Accounts receivable, net - current portion	6,273,838	4,265,481
Other prepaid expenses	123,692	312,606

Total current assets	9,012,714	6,582,226

Property and equipment, net	585,356	610,161

Other assets
Accounts receivable, net	-	225,000
Capitalized software development costs, net	1,600,813	1,403,397
Intangible assets:
Patents	445,473	493,952
Patent applications cost	897,087	826,074
Other intangible assets, net	1,714,477	1,837,227
Goodwill	6,444,225	6,444,225
Deferred loan costs, net	78,116	92,842
Other assets including security deposits	84,829	83,576

Total other assets	11,265,020	11,406,293

Total assets	$20,863,090	$18,598,680

See accompanying notes.

SITO Mobile, Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2015	2015
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,885,600	$2,339,189
Accrued expenses	1,181,373	809,081
Accrued compensation - related party	96,523	253,016
Deferred revenue	532,909	595,669
Current obligation under capital lease	11,699	15,858
Note payable, net - current portion	3,984,219	3,575,024

Total current liabilities	10,692,323	7,587,837

Long-term liabilities
Obligations under capital lease	6,201	7,023
Note payable	4,934,966	5,690,124

Total long-term liabilities	4,941,167	5,697,147

Total liabilities	15,633,490	13,284,984

Commitments and contingencies - See notes 17	-	-

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 17,155,478 shares issued and outstanding as of December 31, 2015 and as of September 30, 2015, respectively	17,156	17,156
Additional paid-in capital	144,538,247	144,234,264
Accumulated deficit	(139,325,803)	(138,937,724)

Total stockholders' equity	5,229,600	5,313,696

Total liabilities and stockholders' equity	$20,863,090	$18,598,680

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31,
	2015	2014

Revenue
Wireless applications	$1,622,325	$2,424,766
Licensing and royalties	245,328	133,581
Media placement	5,345,470	1,289,089
Total Revenue	7,213,123	3,847,436

Costs and Expenses
Cost of revenue	3,449,256	1,848,187
Sales and marketing	1,877,339	672,071
General and administrative	1,583,583	1,380,854
Depreciation and amortization	219,225	65,197

Total costs and expenses	7,129,403	3,966,309

Income (Loss) from operations	83,720	(118,873)

Other Income (Expenses)
Interest expense	(471,799)	(417,378)

Net loss before income taxes	(388,079)	(536,251)

Provision for income taxes	-	-

Net loss	$(388,079)	$(536,251)

Basic and diluted loss per share	$(0.02)	$(0.03)

Weighted average shares outstanding	17,155,478	15,326,275

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND FOR THE YEAR ENDED SEPTEMBER 30, 2015

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - September 30, 2014	15,072,863	$15,073	$137,051,172	$(134,409,531)	$2,656,714

Shares issued on exercise of stock warrants	833,700	834	2,108,221	-	2,109,055
Shares issued for payment of services	70,000	70	209,930	-	210,000
Sale of shares in connection with debt	261,954	262	999,738	-	1,000,000
Additional shares issued in acquisition of DoubleVision	296,401	296	1,066,748	-	1,067,044
Additional shares issued in acquisition of intangible assets	620,560	621	2,543,676	-	2,544,297
Compensation recognized on option and warrant grants	-	-	479,834	-	479,834
Stock issuance costs	-	-	(75,000)	-	(75,000)
Warrant receivable	-	-	(150,055)	-	(150,055)
Net loss for the year ended September 30, 2015	-	-	-	(4,528,193)	(4,528,193)

Balance - September 30, 2015	17,155,478	17,156	144,234,264	(138,937,724)	5,313,696

Compensation recognized on option and warrant grants	-	-	153,928	-	153,928
Warrant receivable	-	-	150,055	-	150,055
Net loss for the three months ended December 31, 2015	-	-	-	(388,079)	(388,079)

Balance - December 31, 2015	17,155,478	$17,156	$144,538,247	$(139,325,803)	$5,229,600

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(388,079)	$(536,251)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	47,996	24,174
Amortization expense - software development costs	219,776	123,547
Amortization expense - patents	48,479	41,023
Amortization expense - discount of debt	168,516	128,897
Amortization expense - deferred costs	14,726	11,264
Amortization expense - intangible assets	122,750	-
Loss on disposition of assets	-	2,950
Stock based compensation	153,928	180,814
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(1,783,357)	(715,649)
Decrease in prepaid expenses	188,914	67,078
(Increase) in other assets	(1,253)	(50,655)
Increase in accounts payable	2,546,411	737,907
Increase (decrease) in accrued expenses	215,799	(119,839)
(Decrease) Increase in deferred revenue	(62,760)	374,067
Increase (decrease) in accrued interest	152,189	(506,031)

Net cash provided by (used in) operating activities	1,644,035	(236,704)

Cash Flows from Investing Activities
Patents and patent applications costs	(71,013)	(119,067)
Purchase of property and equipment	(23,191)	(21,843)
Capitalized software development costs	(417,192)	(246,791)

Net cash used in investing activities	$(511,396)	$(387,701)

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2015	2014
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$150,055	$1,000,000
Proceeds from issuance of note payable	-	8,205,816
Principal reduction on obligation under capital lease	(4,981)	(4,924)
Principal reduction on repayment of debt	(666,668)	-
Principal reduction on convertible debt	-	(3,708,000)

Net cash (used in) provided by financing activities	(521,594)	5,492,892

Net increase in cash and cash equivalents	611,045	4,868,487

Cash and cash equivalents – Beginning of period	2,004,139	620,185

Cash and cash equivalents – Ending of period	$2,615,184	$5,488,672

Supplemental Information:

Interest expense paid	$136,369	$781,143
Income taxes paid	$-	$-

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

During the three months ended December 31, 2014, the Company recognized stock-based compensation expense totaling $180,814, of which $99,267 was recognized through the vesting of 125,000 common stock options, and $81,547 from the amortization of prepaid consulting fees compensated through the granting of 575,000 options.

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

Reverse Stock Split

On July 29, 2015, the Company filed an amendment to its Restated Certificate of Incorporation to effect a 1-for-10 reverse split of its issued and outstanding common stock. The reverse split became effective in the market on July 30, 2015. Unless otherwise noted, all references herein to the number of common shares, price per common share or weighted average number of common shares outstanding have been adjusted to reflect this reverse stock split on a retroactive basis.

2.	Summary of Significant Accounting Policies

Reclassification

Certain reclassifications have been made to conform the 2014 amounts to the 2015 classifications for comparative purposes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SITO Mobile, Ltd. and it’s wholly-owned subsidiaries, SITO Mobile Solutions Inc., SITO Mobile R&D IP, LLC, SITO Mobile Media Inc. and DoubleVision Networks Inc. (“DoubleVision”). Intercompany transactions and balances have been eliminated in consolidation.

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

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

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

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Debt issuance costs

Deferred debt issuance costs are amortized using the effective interest method over the related term of the debt and are included in other assets. The amortization of deferred debt issuance costs is included in interest expense.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the three months ended December 31, 2015 or for the three months ended December 31, 2014. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense. During the three months ended December 31, 2015 and 2014, there were no income taxes, or related interest and penalty items in the statements of operations, or liabilities on the balance sheets.

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

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

In general, licensing and royalty revenue arrangements provide for the payment of contractually determined fees in consideration for the patented technologies owned by or controlled by the Company’s operating subsidiary. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. Pursuant to the terms of these agreements, the Company’s operating subsidiary may have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s operating subsidiary’s part to maintain or upgrade the technology, or provide future support or services Generally, the agreements provide for the grant of licenses, covenants-not-to-sue, releases, and other significant deliverables upon the execution of the agreement, or upon the receipt off the minimum upfront payment for term agreement renewals. As such, when the Company has no further obligation under the agreement, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all the other revenue recognition criteria have been met, otherwise the Company recognizes revenue on a straight-line basis over the life of the agreement based on the contractually determined fees.

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

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2015 that have been excluded from the computation of diluted net loss per share amounted to 2,524,257 shares and include 2,524,257 options. Potential common shares as of December 31, 2014 that have been excluded from the computation of diluted net loss per share amounted to 3,140,400 shares and included 988,950 warrants, and 2,151,450 options.

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

Of the Company’s revenue earned during the three months ended December 31, 2015, approximately 21% was generated from contracts with five customers covered under the Company’s master services agreement with AT&T. Of the Company’s revenue earned during the three months ended December 31, 2014, approximately 64% was generated from contracts with five customers covered under the Company’s master services agreement with AT&T.

The Company’s accounts receivable is typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2015 and 2014, two customers accounted for 41% and 51%, respectively, of the Company’s net accounts receivable balance, respectively.

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

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for the Company beginning on October 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	December 31, 2015	September 30, 2015

Accounts receivable	$6,316,966	$4,738,859
Less allowance for bad debts	(43,128)	(248,378)
	6,273,838	4,490,481
Less current portion	(6,273,838)	(4,265,481)
Long-term portion	$-	$225,000

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

On November 12, 2013, the Company entered into an agreement with an unrelated third party regarding its usage since October 2010 of certain Company patented intellectual property. Under the agreement, the Company receives a total of $750,000 and granted extended payment terms that consist of a $100,000 payment received in November 2013, a $200,000 payment received in November 2014, a $225,000 payment to be received in November 2015 and a $225,000 payment to be received in November 2016. The Company has no obligations under the agreement. An amendment to the patent license agreement was signed on December 4, 2015 in which the Company received the November 2015 and November 2016 payments plus an additional $100,000 in exchange for SITO relinquishing certain rights under the agreement.

4.	Property and Equipment, net

The following is a summary of property and equipment:

	December 31, 2015	September 30, 2015

Equipment and computer hardware	$727,289	$723,844
Office furniture	233,219	213,473
Leasehold Improvements	186,902	186,902
Equipment held under capital lease	66,272	66,272
	1,213,682	1,190,491
Less: accumulated depreciation	(628,326)	(580,330)
	$585,356	$610,161

Depreciation expense for the three months ended December 31, 2015 and 2014 was $47,996 and $24,174, respectively.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

5.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	December 31, 2015	September 30, 2015

Beginning balance	$1,403,397	$639,416
Additions	417,192	1,444,629
Amortization	(219,776)	(680,648)
Ending balance	$1,600,813	$1,403,397

Amortization expense for the three months ended December 31, 2015 and 2014 was $219,776 and $123,547, respectively.

As of December 31, 2015, amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending December 31,
2016	$769,649
2017	570,179
2018	260,985
$1,600,813

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

6.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	December 31, 2015	September 30, 2015

Patent costs	$1,357,407	$1,357,407
Amortization	(911,934)	(863,455)
	$445,473	$493,952

Amortization expenses for the three months ended December 31, 2015 and 2014 was $48,479 and $41,023, respectively.

A schedule of amortization expense over the estimated remaining lives of the patents is as follows:

Year Ending December 31,
2016	$186,753
2017	80,836
2018	45,423
2019	41,881
2020	41,880
Thereafter	48,700
$445,473

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Other Intangible Assets, net

The following is a summary of other intangible asset costs:

	December 31, 2015	September 30, 2015

Technology	$970,000	$970,000
Customer relationships	870,000	870,000
Backlog	110,000	110,000
Amortization	(235,523)	(112,773)
	$1,714,477	$1,837,227

Amortization expenses for the three months ended December 31, 2015 and 2014 was $122,750 and $0, respectively.

A schedule of amortization expense over the estimated remaining lives of the patents is as follows:

Year Ending December 31,
2016	$275,470
2017	271,000
2018	271,000
2019	271,000
2020	187,536
Thereafter	438,471
$1,714,477

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill

On July 24, 2014, the Company and DoubleVision and the shareholders of DoubleVision entered into a Share Purchase Agreement pursuant to which the Company acquired all of the shares of DoubleVision. The Company paid a purchase price of $3,680,000 by issuing 800,000 shares of the Company’s common stock to DoubleVision’s shareholders and paid $400,000 to one of DoubleVision’s creditors. In connection with the acquisition the Company recognized $3,482,884 in goodwill. The Share Purchase Agreement included an earn-out provision that contemplated the issuance of additional shares of the Company’s common stock equal to $1,000,000 (valued at the average closing price for the ninety days ending July 31, 2015) as additional purchase price consideration if the Company’s media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 were at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold. In anticipation of achieving the earn-out provision, the Company accrued $1,000,000 in purchase price payable and increased goodwill to $4,482,884 as of March 31, 2015. During the quarter ended June 30, 2015, the Company issued 296,401 shares of its common stock at $3.60 per share for an aggregate amount of $1,067,044 in satisfaction of the earn-out and recognized an increase to goodwill of $67,044.

On July 8, 2015, the Company and Hipcricket, Inc. entered into an Asset Purchase Agreement pursuant to which the Company acquired assets of Hipcricket’s mobile advertising platform. The Company paid $3,844,297 for the assets by issuing to Hipcricket 620,560 shares of the Company’s common stock at an agreed-upon valuation of $2,544,297, and $1,300,000 in cash. The Company expensed additional legal and professional fees in conjunction with the asset acquisition totaling $95,000. The acquisition resulted in the Company recognizing $1,894,297 in goodwill. The Company does not amortize goodwill, but reduces the carrying amount of goodwill if management determines that its implied fair value has been impaired.

7.	Accrued Expenses

The following is a summary of accrued expenses:

	December 31, 2015	September 30, 2015

Accrued cost of revenues	$544,809	$359,753
Accrued payroll and related expenses - unrelated parties	570,016	339,451
Accrued professional fees	62,225	109,077
Other accrued expenses	4,323	800
	$1,181,373	$809,081

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

8.	Capital Leases

The Company leases various office equipment under multiple capital leases that expire in 2016 and 2018. The equipment has a cost of $66,272.

Minimum future lease payments under the capital leases at December 31, 2015 for each of the next four years and in the aggregate are as follows:

Year Ending December 31,
2016	$12,340
2017	3,790
2018	2,842
2019	-
Total minimum lease payments	18,972
Less amount representing interest	(1,072)
Present value of net minimum lease payments	$17,900

The effective interest rate charged on the capital leases range from approximately 2.25% to 7.428% per annum. The leases provide for a $1 purchase option. Interest charged to operations for the three months ended December 31, 2015 and 2014 was $241 and $298, respectively. Depreciation charged to operations for the three months ended December 31, 2015 and 2014 was $3,314 and $3,165, respectively.

9.	Income Taxes

As of December 31, 2015, the Company has a net operating loss carryover of approximately $39,600,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2035, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. We adopted the provisions of ASC 740-10-50. We had no material unrecognized income tax assets or liabilities for the three months ended December 31, 2015 or for the three months ended December 31, 2014.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended December 31, 2015 and 2014, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ending on or before September 30, 2012 or California state income tax examination by tax authorities for years ending on or before September 30, 2011. We are not currently involved in any income tax examinations.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

10.	Note Payable

	December 31, 2015	September 30, 2015
Notes Payable:
Principal outstanding	$9,333,332	$10,000,000
Accrued Interest	319,418	202,975
Accrued Termination Fee	160,376	124,630
	9,813,126	10,327,605
Less: discount on note payable	(893,941)	(1,062,457)
	8,919,185	9,265,148
Less: current portion, net	(3,984,219)	(3,575,024)
Long-term portion, net	$4,934,966	$5,690,124

Scheduled maturities on long term debt are as follows:

Years ending December 31	Principal	Discount Amortization	Accrued Interest	Accrued Termination Fee	Total
2016	$4,333,334	$(415,044)	$65,929	$-	$3,984,219
2017	4,000,000	(383,118)	-	-	3,616,882
2018	999,998	(95,779)	253,489	160,376	1,318,084
	$9,333,332	$(893,941)	$319,418	$160,376	$8,919,185

On October 3, 2014, the Company and its wholly owned subsidiaries, SITO Mobile Solutions Inc. and SITO Mobile R&D IP, LLC, entered into a Revenue Sharing and Note Purchase Agreement (the “Agreement”) with Fortress Credit Co LLC, as collateral agent (the “Collateral Agent”), and CF DB EZ LLC (the “Revenue Participant”) and Fortress Credit Co LLC (the “Note Purchaser” and together with the Revenue Participant, the “Investors”).

At the closing of the Agreement, the Company issued and sold a senior secured note (the “Note”) with an aggregate original principal amount of $10,000,000 (the “Original Principal Amount”) and issued, pursuant to a Subscription Agreement, 261,954 new shares of common stock to Fortress at $3.817 per share (which represents the trailing 30-day average closing price) for an aggregate amount of $1,000,000. After deducting original issue discount of 10% on the Notes and a structuring fee to the Investors, the Company received $8,850,000 before paying legal and due diligence expenses.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

The principal amount of the Note bears interest at a rate equal to LIBOR plus 9% per annum. Such interest is payable in cash except that 2% per annum of the interest shall be paid-in-kind, by increasing the principal amount of the Note by the amount of such interest. The term of the Note is 42 months and the Company must make, beginning in October 2015, monthly amortization payments on the Note, each in a principal amount equal to $333,334 until the Note is paid in full. The Company shall also apply 85% of Monetization Revenues (as defined in the Agreement) from the Company’s patents to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the Note until all amounts due with respect to the Note have been paid in full. After the repayment of the Note, in addition to the interest, the Company shall pay the Revenue Participants up to 50% of Monetization Revenues totaling (i) $5,000,000, if paid in full prior to March 31, 2018 and (ii) $7,500,000 thereafter (the “Revenue Stream”). The Company must also pay $350,000 to the Note Purchaser upon repayment of the Note.

The Company may prepay the Note in whole or in part, without penalty or premium, except that any optional prepayments of the Note prior to the first anniversary of the Effective Date shall be accompanied by a prepayment premium equal to 5% of the principal amount prepaid.

The Agreement contains certain standard Events of Default. The Company granted to the Collateral Agent, for the benefit of the Secured Parties, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to the Patents, which shall be evidenced by, and reflected in, the Patent License Agreement. The Collateral Agent and the Investors agree that the Collateral Agent shall only use such license following an Event of Default. Pursuant to a Security Agreement among the parties, the Company granted the Investors a first priority senior security interest in all of the Company’s assets. The Company and the Investors assigned a value of $500,000 to the revenue sharing terms of the Agreement and in accordance with ASC 470-10-25 “Debt Recognition”, the Company recognized $500,000 as deferred revenue and a discount on the Note that is amortized over the 42-month term of the Note using the effective interest method. For the three months ended December 31, 2015 and 2014, the Company recognized $51,066 and $39,060, respectively, in licensing revenue and interest expense from amortization of the deferred revenue.

Interest expense on the Note for the three months ended December 31, 2015 and 2014 was $252,571 and $247,629, respectively. Amortization of the discounts for the three months ended December 31, 2015 and 2014 totaled $168,516 and $128,897, respectively, which was charged to interest expense. Accrual of termination fees for the three months ended December 31, 2015 and 2014 was $35,746 and $27,342, respectively, which was charged to interest expense.

11.	Stock Based Compensation

During the three months ended December 31, 2015, the Company recognized stock-based compensation expense totaling $153,928, through the vesting of 32,836 common stock options. Of the $153,928 in stock compensation expense, $86,409 is included in general and administrative expense and $67,519 is included in sales and marketing expense. During the three months ended December 31, 2014, the Company recognized stock-based compensation expense totaling $180,814, of which $99,267 was recognized through the vesting of 125,000 common stock options, and $81,547 from the amortization of prepaid consulting fees compensated through the granting of 575,000 common stock options. Of the $180,814 in stock compensation expense, $172,729 is included in general and administrative expense and $8,085 is included in sales and marketing expense.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

12.	Related Party Transactions

On April 21, 2014 (the “Effective Date”), SITO Mobile R&D IP, LLC, the Company’s wholly-owned subsidiary, through a joint venture arrangement organized as a limited liability company (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV granted the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“Patents”), including an exclusive license to assert the Patents against certain infringing parties in the media distribution industry. In exchange for the License, the Licensee will pay an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”). Commencing three years from the Effective Date, the Licensee may each year, at its sole option, pay a $1,250,000 license fee to renew the License for every year for four additional years. Once the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License is deemed to be perpetual. For Patents infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid and litigation costs incurred (“Share of Proceeds”). SITO Mobile R&D IP, LLC and its joint venture partner will serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee will be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting Licensee in such litigation, including attorneys’ fees. The Licensee will pay the Annual Fee and any Share of Proceeds to the JV. Proceeds received by the JV are shared by SITO Mobile R&D IP, LLC and PMC on a 30% and 70% basis, respectively. In the event that the Licensee does not assert any infringement actions under its rights in the License within five years of the Effective Date, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee. For the three months ended December 31, 2015 and 2014, the Company amortized $94,262 and $94,521, respectively, in revenue. As of December 31, 2015, the Company has $114,754 in deferred revenue under the Licensing Agreement.

The Company entered into a Separation and General Release Agreement (the “Separation Agreement”) with its former Chief Executive Officer, James Orsini, which confirmed his removal from all positions held with the Company, including its subsidiaries, divisions, affiliates, partnerships, joint ventures and related business entities, effective September 19, 2014. Pursuant to the terms of the Separation Agreement and in accordance with the terms of his employment agreement, the Company agreed to pay Mr. Orsini, one year of his base salary, accrued but unused vacation time and provide continued medical coverage for a period of one year. In addition, the Company reimbursed Mr. Orsini $10,000 for his attorneys’ fees in connection with his Separation Agreement. In exchange for these payments, and other provisions, Mr. Orsini agreed to a general release in favor of the Company. The Separation Agreement became effective September 19, 2014. For the three months ended December 31, 2015 and 2014, the Company paid $0 and $107,410 under terms of the Separation Agreement and has accrued $10,000 in remaining obligations.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

13.	Fair Value

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

The Company did not identify any assets and liabilities that are required to be presented on the consolidated balance sheets at fair value. The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2015. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2015.

14.	Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the three months ended December 31, 2015, the Company did not issue any shares of its common stock.

During the three months ended December 31, 2014, the Company issued 261,954 shares of common stock for which the Company received $1,000,000 in gross proceeds.

Warrants

During the three months ended December 31, 2015, no warrants were granted or exercised, and 250 warrants expired.

During the three months ended December 31, 2014, no warrants were granted or exercised, and 360,000 warrants expired.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Options

During the three months ended December 31, 2015, the Company granted options to its Directors and employees as follows:

Grant Date	Options Granted	Exercise Price	Expiration	Vesting	Total Value	Risk Free Interest Rate	Volatility
November 17, 2015	20,000	$3.58	November 17, 2020	3-years	$47,180	1.70%	102.67%
November 17, 2015	4,548	$3.58	November 17, 2020	Immediate	$10,729	1.70%	102.67%
November 17, 2015	3,288	$3.58	November 17, 2020	Immediate	$7,756	1.70%	102.67%
November 18, 2015	150,000	$3.51	November 18, 2020	3-years	$338,100	1.72%	102.63%
November 18, 2015	70,000	$3.51	November 18, 2020	3-years	$157,780	1.72%	102.63%
November 18, 2015	28,000	$3.51	November 18, 2020	3-years	$63,112	1.72%	102.63%
November 18, 2015	28,000	$3.51	November 18, 2020	3-years	$63,112	1.72%	102.63%
November 18, 2015	28,000	$3.51	November 18, 2020	3-years	$63,112	1.72%	102.63%
	331,836

The Company values options under the Binomial Option Model. The full value of option grants is charged to operations over the vesting period with option grants that vest immediately being fully charged on the date of grant.

During the three months ended December 31, 2015, the Company recognized stock-based compensation expense totaling $153,928, through the vesting of 32,836 common stock options. During the three months ended December 31, 2014, the Company recognized stock-based compensation expense totaling $180,814, of which $99,267 was recognized through the vesting of 125,000 common stock options, and $81,547 from the amortization of prepaid consulting fees compensated through the granting of 575,000 common stock options.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of outstanding stock warrants and common stock options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding – September 30, 2014	3,983,900		$4.80
Granted	352,271		$3.20
Exercised	(833,700)		$(2.50)
Cancelled	(1,240,800)		$(5.40)
Outstanding – September 30, 2015	2,261,671		$5.00
Granted	331,836		$3.50
Exercised	(-)	$	(-)
Cancelled	(250)		$(1.20)
Outstanding – December 31, 2015	2,593,257		$4.80

Of the 2,593,257 common stock options and warrants outstanding, 1,972,931 are fully vested and currently available for exercise.

15.	Commitments and Contingency

Operating Leases

The Company leases office space in Rogers, Arkansas; Jersey City, New Jersey; Boise, Idaho; and Royal Oak, Michigan. The Rogers office is leased for a term of five years, effective January 1, 2012. The Company’s Boise office space is subject to a 38-month lease that commenced on May 1, 2014. The Jersey City office lease, amended on November 6, 2014, expires on November 30, 2018 and the Company has the option to extend the term for an additional five years. In addition to paying rent, under the terms of the Jersey City office lease the Company is also required to pay its pro rata share of the property’s operating expenses. The Company entered into a sub-lease agreement on May 22, 2015 for an office in Michigan. The term for the office space is month to month. Rent expense for the three months ended December 31, 2015 and 2014 was $98,150 and $56,616, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of December 31, 2015 for the next five years and in the aggregate are:

2016	$329,360
2017	269,982
2018	235,224
2019	-
$834,566

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Incentive Compensation

On November 21, 2014, the Company approved a compensation plan for the executive officers of the Company which provides for the payment of a cash bonus and an equity grant of performance options to the Company’s Chief Executive Officer and its Chief Financial Officer (the “Executives”). Each Executive is eligible for an annual cash bonus, based upon net revenue, gross margins, and individual key performance indicators, set annually by the Company’s Compensation Committee (the “Target Performance”). For the fiscal year ended September 30, 2015, the target bonus for the Chief Executive Officer was 50% of his base salary and for the Chief Financial Officer, the target bonus was 40% of his base salary. Eighty percent of the cash bonus is based upon the target net revenues and gross margins of the Company with 20% of the cash bonus based upon individual key performance indicators. Fifty percent of the target cash bonus will be paid if threshold performance of 80% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 150% of the cash bonus paid if 120% of the Target Performance is achieved. As of December 31, 2015, the Company has paid $172,437 in compensation expense for the incentive cash bonuses. The equity grant component of the compensation plan provided for the grant of 105,000 performance options to purchase shares of common stock to the Chief Executive Officer and 42,000 performance options to purchase shares of common stock to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options vest in three year increments commencing on the grant date and are exercisable at a price of $2.805. Based upon the Target Performance for the fiscal year ended September 30, 2105, our Chief Executive Officer earned 63,090 options and our Chief Financial Officer earned 25,236 options. During the three months ended December 31, 2015, the company recognized $19,682 in stock compensation expense for the performance options.

For the fiscal year ending September 30, 2016, the target bonus for the Chief Executive Officer is 50% of his base salary, and for the Chief Financial Officer the target bonus is 40% of his base salary. Seventy percent of the target cash bonus will be paid if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 120% of the cash bonus paid if 120% of the Target Performance is achieved. As of December 31, 2015, the Company has accrued $52,080 in compensation expense for the potential incentive cash bonuses. The equity grant component of the compensation plan provides for the grant of 150,000 performance options to purchase shares of Company common stock to the Chief Executive Officer and 70,000 performance options to purchase shares of Company common stock to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement of the Target Performance. The performance options will vest in three year increments commencing on the grant date and are exercisable at a price of $3.51. During the three months ended December 31, 2015, the Company recognized $26,324 in stock compensation expense for the performance options.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

16.	DoubleVision Acquisition

On July 24, 2014, the Company acquired all of the outstanding capital stock of DoubleVision, a provider of mobile media for clients looking to place advertisements in mobile devices based on real-time data.  With this acquisition, the Company integrated DoubleVision’s ability to provide real-time advertising in its mobile media market with our product offerings.  The contractual price for the acquisition was $3,680,000, which was paid by issuing 800,000 shares of the Company’s common stock to DoubleVision’s shareholders at an agreed-upon valuation of $4.10 per share, plus a cash payment of $400,000 to one of DoubleVision’s creditors.

In addition to the initial purchase price, the agreement called for $1,000,000 in contingent consideration based on the Company achieving $3,000,000 in media placement revenue in the twelve months ended July 31, 2015.  At March 31, 2015, the Company recorded the additional $1,000,000 purchase price payable in anticipation of achieving the revenue milestone and increased the goodwill to $4,482,884. During the year ended September 30, 2015, the Company issued 296,402 of its common stock at $3.60 per share for an aggregate amount of $1,067,044 in satisfaction of the purchase price payable and increased goodwill by $67,044.

As of December 31, 2015, the allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows:

Cash and cash equivalents	$10,102
Accounts receivable	43,574
Note receivable	10,000
Machinery and equipment	21,764
Software development costs	260,524
Security deposit	6,150
Goodwill	3,482,884
Accounts payable	(154,998)
Total purchase price	$3,680,000

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

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

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

17.	Hipcricket Acquisition

On July 8, 2015, the Company, Hipcricket, Inc. and, solely as a guarantor of Hipcricket’s indemnity obligations, ESW Capital LLC entered into an Asset Purchase Agreement pursuant to which the Company acquired assets of Hipcricket’s mobile advertising business. The Company paid a consideration of $1,300,000 in cash and issued to Hipcricket 620,560 shares of the Company’s common stock that the parties agreed to value at $2,544,297. The Company acquired all rights in, to contracts with Hipcricket’s mobile advertising customers, customer lists and records as well as certain intellectual assets and properties used in Hipcricket’s mobile advertising business. The Company hired certain employees of Hipcricket to service the Hipcricket customers which we acquired.

As of December 31, 2015, the allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows:

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

Results of Operations

Results of Operations for the Three Months Ended December 31, 2015 and 2014

During the three months ended December 31, 2015, our revenue increased by 87% over revenue generated during the three months ended December 31, 2014 ($7,213,123 in the three months ended December 31, 2015 compared to $3,847,436 in the three months ended December 31, 2014). Our revenue growth was comprised of a $4,056,381 or 315% increase in media placement revenue, a $802,441 or 33% decrease in wireless application revenues and a $111,747 or 84% increase in licensing and royalty revenue. Media placement revenue increased as a result of expanding our direct sales force and acquiring the Hipcricket, Inc. mobile advertising business in July 2015. Media placement revenue has increased on a sequential quarterly basis for each quarter since we launched the business in December 2013. Wireless applications revenue declined primarily due to a decrease in the number of text and voice messages that we sent on behalf of our largest customer within our AT&T relationship. During the first six months of fiscal 2015, the customer transitioned its database of customers who receive our messages to a new standard rate messaging program and the transition caused a decline in the number of customers who elected to continue to receive messages. The increase in licensing and royalty revenue resulted from $100,000 in additional revenue from an amendment in December 3, 2015 to our agreement with Zoove Corporation.

Of our revenue earned during the three months ended December 31, 2015, approximately 21% was generated from contracts with five customers covered under our agreements with AT&T.  Of our revenue earned during the quarter ended December 31, 2014, approximately 64% was generated from contracts with five customers covered under our agreements with AT&T.

Our cost of revenue, which represents the costs associated with wireless applications and media placement revenues, increased $1,601,069 or 86% to $3,449,256 for the three months ended December 31, 2015 as compared to $1,848,187 for the three months ended December 31, 2014. Our cost of revenue varies substantially in line with wireless applications and media placement revenues and includes depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our wireless applications and media placement business. Cost of revenue for the three months ended December 31, 2015 increased as compared to the three months December 31, 2014 primarily as result of the 315% increase in media placement revenues over the same comparable periods and an $96,229 increase in software development amortization expense. For the three months ended December 31, 2015 and 2014, software development cost amortization and depreciation expense included in cost of revenue was $219,776 and $123,547, respectively.

General and administrative expense, excluding stock based compensation, was $1,488,309 for the three months ended December 31, 2015 as compared to $1,197,809 for the three months ended December 31, 2014, an increase of $290,500 or 20%, that is primarily attributable to the increased number of our personnel and increased expenditure for professional services. We include research and development expense in general and administrative expense, and for the three months ended December 31, 2015, the expense decreased to $8,865 from $10,316 in the three months ended December 31, 2014. Our technology investment in revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the three-month periods ended December 31, 2015 and 2014, we recognized $219,776 and $123,547, respectively, in amortization of software development costs, with the increased amortization attributable to the increased investment in developing our platform.

Sales and marketing expense, excluding stock based compensation, was $1,809,820 for the three months ended December 31, 2015 as compared to $663,986 for the three months ended December 31, 2014, an increase of $1,145,834 or 173%, that is primarily attributable to increased sales and marketing spending, including expansion of our direct sales force and customer management personnel in connection with our media placement business that we launched in December 2013 and expanded by acquiring Hipcricket’s mobile advertising business in July 2015. As a percentage of revenue, sales and marketing expense was 25% and 17% for the three-month periods ended December 31, 2015 and 2014, respectively, a 45% increase in the percentage of revenue. Our media placement revenues have carried relatively higher spending levels than our wireless application revenues. Sales and marketing expense has increased in line with media placement revenue growing to 74% of total revenue in the current quarter from 34% in the comparable quarter last year.

For the three months ended December 31, 2015, total stock based compensation expense decreased 15% to $153,928 from $180,814 for the three months ended December 31, 2014. The decrease is attributable to fewer stock based compensation issuances as part of our effort to reduce the number of issued and potentially issuable shares of our common stock.

Interest expense for the three months ended December 31, 2015 and 2014 was $471,799 and $417,378, respectively, an increase of $54,421 or 13%. The increase in interest expense is attributable to the principal of our Note to Fortress being outstanding for the full quarter ended December 31, 2015 as compared to a partial quarter in the preceding year. In October 2014, we sold a secured $10,000,000 42-month note having an interest rate of 9% plus the greater of LIBOR, which was 0.36% as of December 31, 2015, or 1%. Included in interest expense for the three months ended December 31, 2015 is $183,242 in amortization of discounts on the debt for a structuring fee, termination fees and the rights assigned to Fortress to share in our potential future new intellectual property monetization revenue streams.

Our net loss for the three months ended December 31, 2015 was $388,079 as compared to a net loss of $536,251 for the three months ended December 31, 2014, a decrease of $148,172 or 28% that is primarily attributable to the $4,046,381 increase in media placement revenue that was partially offset by the $1,601,069 increase in cost of revenue, the $1,145,834 increase in sales and marketing expense, net of stock compensation expense, and $54,421 increase in interest expense. Excluding stock based compensation, our net loss for the three month periods ended December 31, 2015 and 2014 were $234,151 and $355,437, respectively.

Our net loss on a basic and fully diluted basis was $0.02 per share the three months ended December 31, 2015 based on our weighted average shares outstanding of 17,155,478 as compared to a net loss of $0.03 per share for the three months ended December 31, 2014 based on our weighted average shares outstanding of 15,326,275. The increase in the number of weighted shares outstanding primarily reflects the issuance of shares of common stock, of which 833,700 shares were issued for warrants which were exercised, 261,954 shares were issued to Fortress, 70,000 shares were issued for consulting services, 296,401 were issued to DoubleVision in satisfaction of the earnout provision and 620,560 shares were issued for the acquisition of Hipcricket’s mobile advertising business.

Liquidity and Capital Resources

At December 31, 2015, we had total assets of $20,863,090, including $9,012,714 in current assets, and total liabilities of $15,633,490, including $10,692,323 in current liabilities. At September 30, 2015, we had total assets of $18,598,680, including $6,582,226 in current assets, and total liabilities of $13,284,984, including $7,587,837 in current liabilities. The $2,264,410 or 12% increase in assets is primarily attributable to the increase in current assets that largely consisted of a $611,045 increase in cash attributable to net positive operating cash flows and the $1,783,357 increase in accounts receivable attributable to increased revenues. The $2,348,506 increase in liabilities is primarily attributable to the increase in current liabilities that largely consisted of a $2,546,411 increase in accounts payable attributable to the growth in our costs of revenue and operations that resulted from the expansion of our business.

During the three months ended December 31, 2015, we generated $1,644,035 in cash for operating activities that is primarily attributable to our net loss for the period that was partially offset by noncash expenses of $622,243 in depreciation and amortization expense and $153,928 in stock compensation expense. In addition, we used $1,783,357 for growth in our accounts receivable this quarter which has resulted from increased media placement revenue, which typically remains outstanding in accounts receivable longer than our wireless applications revenue.

Cash used in investing activities for the three months ended December 31, 2015 was $511,396, of which $417,192 represented capitalized internal costs of our software development for our core operations, $71,013 was attributable to investments in our intellectual property which is designed to strengthen our intellectual property portfolio and expand our mobile communications/advertising offerings, and $23,191 was attributable to purchases of property and equipment in connection with our personnel expansion.

Cash used in financing activities for the three months ended December 31, 2015 totaled $521,594, which primarily consisted of $666,668 in principal repayments on our Note to Fortress that was partially offset by $150,055 in proceeds from investors who purchased our common stock by exercising warrants at share prices of $2.50 and $3.05.

Our Note to Fortress bears interest at a rate equal to 9% plus the greater of LIBOR or 1%, of which 2% per annum of the interest shall be paid through the issuance of shares of common stock at maturity. The term of the Note is 42 months and we began making monthly interest payments in October 2014. In October 2015, we began making monthly amortization payments on the Note, each in the amount of $333,334. We agreed to apply 85% of any revenues from new licensing and royalty arrangements that we generate using our patents (“Monetization Revenues”) to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the Note until all amounts due with respect to the Note has been paid in full. After the repayment of the Note, we will pay Fortress up to 50% of Monetization Revenues totaling (i) $5,000,000, if paid in full prior to March 31, 2018 and (ii) $7,500,000 thereafter. In addition, we must also pay $350,000 to Fortress upon repayment of the Note.

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

Furthermore, any additional debt or equity or other financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business. Further, we may not be able to continue operations if we do not generate sufficient revenues from operations.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

Our Annual Report on Form 10-K for the year ended September 31, 2015, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for our fiscal year ended September 30, 2015.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 - Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

No disclosure required.

Item 6 - Exhibits

Index to Exhibits

Exhibit No.	Description
10.1	Amendment 9 to Service Agreement 20071210.103.C by and between the Company and AT&T Services, Inc. dated December 24, 2015.
10.2	Amended and Restated Service Agreement 20071210.103.C by and between the Company and AT&T Services, Inc. dated January 4, 2016.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITO Mobile Ltd.

Date: February 9, 2016	By:	/s/ Jerry Hug
Jerry Hug, Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2016	By:	/s/ Kurt Streams
Kurt Streams, Chief Financial Officer
(Principal Financial and Accounting Officer)

