Form 10-Q
period 2016-03-31
SITO MOBILE, LTD.
filed 2016-05-16
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of each of the issuer's classes of common equity as of May 16, 2016: 17,355,478 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SITO Mobile, Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,683,450	$2,004,139
Accounts receivable, net - current portion	6,344,822	4,265,481
Other prepaid expenses	133,701	312,606

Total current assets	8,161,973	6,582,226

Property and equipment, net	539,568	610,161

Other assets
Accounts receivable, net	-	225,000
Capitalized software development costs, net	1,774,856	1,403,397
Intangible assets:
Patents	407,194	493,952
Patent applications cost	936,303	826,074
Other intangible assets, net	1,642,257	1,837,227
Goodwill	6,444,225	6,444,225
Deferred loan costs, net	65,952	92,842
Other assets including security deposits	84,000	83,576

Total other assets	11,354,787	11,406,293

Total assets	$20,056,328	$18,598,680

See accompanying notes.

SITO Mobile, Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2016	2015
	(Unaudited)

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,517,438	$2,339,189
Accrued expenses	1,560,625	1,062,097
Deferred revenue	314,921	595,669
Current obligations under capital lease	7,520	15,858
Note payable, net - current portion	1,677,953	3,575,024

Total current liabilities	9,078,457	7,587,837

Long-term liabilities
Obligations under capital lease	5,363	7,023
Note payable	5,972,101	5,690,124

Total long-term liabilities	5,977,464	5,697,147

Total liabilities	15,055,921	13,284,984

Commitments and contingencies - See notes 17

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 17,355,478 shares issued and outstanding as of March 31, 2016 and $.001 par value; 300,000,000 shares authorized, 17,155,478 shares issued and outstanding as of September 30, 2015	17,356	17,156
Additional paid-in capital	145,479,550	144,234,264
Accumulated deficit	(140,496,499)	(138,937,724)

Total stockholders' equity	5,000,407	5,313,696

Total liabilities and stockholders' equity	$20,056,328	$18,598,680

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenue
Media placement	$4,861,500	$1,627,500	$10,206,970	$2,916,589
Wireless applications	1,490,650	2,004,316	3,112,975	4,429,082
Licensing and royalties	135,419	135,004	380,747	268,585
Total Revenue	6,487,569	3,766,820	13,700,692	7,614,256

Costs and Expenses
Cost of Revenue	3,056,596	1,644,266	6,505,852	3,492,453
Sales and marketing	2,100,019	847,996	3,977,358	1,520,067
General and administrative	1,897,268	1,164,752	3,480,851	2,545,606
Depreciation and amortization	164,360	68,081	383,585	133,278

Total costs and expenses	7,218,243	3,725,095	14,347,646	7,691,404

(Loss) Income from operations	(730,674)	41,725	(646,954)	(77,148)

Other Income (Expenses)
Interest income	-	54,189	-	54,189
Interest expense	(440,022)	(434,425)	(911,821)	(851,803)

Net loss before income taxes	(1,170,696)	(338,511)	(1,558,775)	(874,762)

Provision for income taxes	-	-	-	-

Net loss	$(1,170,696)	$(338,511)	$(1,558,775)	$(874,762)

Basic and diluted loss per share	$(0.07)	$(0.02)	$(0.09)	$(0.06)

Weighted average shares outstanding	17,221,412	15,366,261	17,188,265	15,346,048

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND FOR THE YEAR ENDED SEPTEMBER 30, 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - September 30, 2014	15,072,863	$15,073	$137,051,172	$(134,409,531)	$2,656,714

Shares issued on exercise of stock warrants	833,700	834	2,108,221	-	2,109,055
Shares issued for payment of services	70,000	70	209,930	-	210,000
Sale of shares in connection with debt	261,954	262	999,738	-	1,000,000
Additional shares issued in acquisition of DoubleVision	296,401	296	1,066,748	-	1,067,044
Additional shares issued in acquisition of intangible assets	620,560	621	2,543,676	-	2,544,297
Compensation recognized on option and warrant grants	-	-	479,834	-	479,834
Stock issuance costs	-	-	(75,000)	-	(75,000)
Warrant receivables	-	-	(150,055)	-	(150,055)
Net loss for the year ended September 30, 2015	-	-	-	(4,528,193)	(4,528,193)

Balance - September 30, 2015	17,155,478	17,156	144,234,264	(138,937,724)	5,313,696

Compensation recognized on option and warrant grants	-	-	527,431	-	527,431
Warrant receivable	-	-	150,055	-	150,055
Issuance of stock for restructuring of debt	200,000	200	567,800	-	568,000
Net loss for the six months ended March 31, 2016	-	-	-	(1,558,775)	(1,558,775)

Balance - March 31, 2016	17,355,478	$17,356	$145,479,550	$(140,496,499)	$5,000,407

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March 31,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(1,558,775)	$(874,762)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	91,448	53,957
Amortization expense - software development costs	472,270	273,255
Amortization expense - patents	97,167	82,272
Amortization expense - discount of debt	339,592	269,276
Amortization expense - deferred costs	26,890	23,530
Amortization expense - intangible assets	194,970	-
Provision for bad debt	251,872	5,500
Loss on disposition of assets	4,631	-
Stock based compensation	527,431	330,780
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(2,106,213)	(749,489)
(Increase) in other receivable	-	(525,000)
Decrease (increase) in prepaid expenses	178,905	(87,390)
(Increase) decrease in other assets	(424)	29,967
Increase in accounts payable	3,178,249	1,342,882
Increase (decrease) in accrued expenses	498,528	(283,349)
(Decrease) increase in deferred revenue	(280,748)	188,957
Increase (decrease) in accrued interest	221,650	(425,923)

Net cash provided by (used in) operating activities	2,137,443	(345,537)

Cash Flows from Investing Activities
Patents and patent applications costs	(120,638)	(244,490)
Purchase of property and equipment	(25,486)	(129,164)
Capitalized software development costs	(843,729)	(623,102)

Net cash used in investing activities	$(989,853)	$(996,756)

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March 31,
	2016	2015
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$150,055	$1,050,000
Proceeds from issuance of note payable	-	8,205,816
Restructuring of debt	(100,000)	-
Principal reduction on obligation under capital lease	(9,998)	(9,801)
Principal reduction on repayment of debt	(1,508,336)	-
Principal reduction on convertible debt	-	(3,708,000)

Net cash (used in) provided by financing activities	(1,468,279)	5,538,015

Net increase in cash and cash equivalents	(320,689)	4,195,722

Cash and cash equivalents - Beginning of period	2,004,139	620,185

Cash and cash equivalents - Ending of period	$1,683,450	$4,815,907

Supplemental Information:

Interest expense paid	$323,689	$984,919
Income taxes paid	$-	$-

Non-cash investing and financing activities:

For the six months ended March 31, 2016

During the six months ended March 31, 2016, the Company recognized stock-based compensation expense totaling $527,431, through the vesting of 152,836 common stock options.

During the six months ended March 31, 2016, the Company issued 200,000 shares of its common stock to Fortress Credit Co LLC at $2.84 per share for an aggregate amount $568,000, in consideration for the amendment of the Note Purchase Agreement.

For the six months ended March 31, 2015

During the six months ended March 31, 2015, the Company issued 35,000 shares of its common stock at $2.60 per share for an aggregate amount $91,000, in exchange for investor relation services.

During the six months ended March 31, 2015, the Company issued 261,954 shares of its common stock to Fortress Credit Co LLC at $3.817 per share for an aggregate amount $1,000,000.

On October 21, 2014. the Company entered into a capital lease agreement to purchase a copy machine in the amount of $13,160 payable over a 48 month term.

During the six months ended March 31, 2015, the Company accrued an additional $1,000,000 in purchase price consideration in connection with the acquisition of DoubleVision Networks Inc. ("DoubleVision"). Under the terms of the Purchase and Sale Agreement, the earn-out provision could cause the Company to issue additional shares of the Company’s common stock equal to $1,000,000 (valued at the average closing price for the ninety days ending July 31, 2015) to the former DoubleVision shareholders if the Company’s media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold. In anticipation of meeting this threshold, an additional $1,000,000 as been accrued.

During the six months ended March 31, 2015, the Company recognized stock-based compensation expense totaling $330,780, of which $91,000 was for payment of investor relation services, $158,233 was recognized through the vesting of 125,000 common stock options, and $81,547 from the amortization of prepaid consulting fees compensated through the granting of 575,000 options.

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

Amendments to Articles of Incorporation or Bylaws

On March 1, 2016, the Company amended its Certificate of Incorporation to reduce the number of authorized shares of common stock from 300,000,000 to 100,000,000 shares.

Change in Fiscal year

On May 5, 2016, the Company elected to transition from a September 30 year-end to a December 31 year-end effective immediately.

2.	Summary of Significant Accounting Policies

Our consolidated financial statements include our accounts, as well as those of our wholly-owned subsidiaries. Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring natures. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2015.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended March 31, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2016.

Reclassification

Certain reclassifications have been made to conform the 2015 amounts to the 2016 classifications for comparative purposes.

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

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

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

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Debt issuance costs

Deferred debt issuance costs are amortized using the effective interest method over the related term of the debt and are presented on the balance sheet as a direct deduction from the debt liability. The amortization of deferred debt issuance costs is included in interest expense.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the six months ended March 31, 2016 or for the six months ended March 31, 2015. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense. During the six months ended March 31, 2016 and 2015, there were no income taxes, or related interest and penalty items in the statements of operations, or liabilities on the balance sheets.

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

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of March 31, 2016 that have been excluded from the computation of diluted net loss per share amounted to 2,733,257 shares and include 2,733,257 options. Potential common shares as of March 31, 2015 that have been excluded from the computation of diluted net loss per share amounted to 3,340,400 shares and included 1,188,950 warrants, and 2,151,450 options.

On July 29, 2015, the Company filed an amendment to the Certificate of Incorporation to effect a 1-for-10 reverse split of its issued and outstanding common stock which became effective in the market on July 30, 2015. Following the reverse split, every ten shares of the Company's issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock with a par value of $0.001 per share. No fractional shares are to be issued. As a result, all prior per share calculations reflect the effects of this reverse stock split.

Concentrations of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

During the six months ended March 31, 2016, two customers accounted for 39% of the Company’s revenue, comprised of 22% from contracts with six customers covered under the Company’s master services agreement with AT&T, and 17% from one other customer. Of the Company’s revenue earned during the six months ended March 31, 2015, approximately 57% was generated from contracts with six customers covered under the Company’s master services agreement with AT&T.

The Company’s accounts receivable is typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of March 31, 2016 and 2015, two customers accounted for 39% and 51%, respectively, of the Company’s net accounts receivable balance, respectively.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) “ASU 2016 – 01 Recognition and Measurement of Financial Assets and Financial Liabilities” which changes requirements for the presentation and measurement of equity investments at fair value. The updated standard is effective for the Company beginning after December 15, 2017, including interim periods within that fiscal year. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

In February 2016, the FASB issued “ASU 2016 – 01 Leases” which requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The updated standard is effective for the Company on December 15, 2018. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

In March 2016, the FASB issued “ASU 2016 – 09 Improvements to Employee Share-Based Payment Accounting” which simplifies the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity of liabilities, and the classification on the statement of cash flows. The updated standard is effective beginning after December 15, 2016 and interim periods within this annual period. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

In April 2016, the FASB issued “ASU 2016 – 10 Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing” which clarifies the topics of identifying performance obligations and licensing implementation guidance, while including implementation guidance. This updated standard affects “ASU 2014-09 Revenue from Contracts with Customers (Topic 606)” which is not yet effective. The Company does not expect that this standard will have a material effect on its consolidated financial statements.

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	March 31, 2016	September 30, 2015

Accounts receivable	$6,639,822	$4,738,859
Less allowance for bad debts	(295,000)	(248,378)
	6,344,822	4,490,481
Less current portion	(6,344,822)	(4,265,481)
Long-term portion	$-	$225,000

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

4.	Property and Equipment, net

The following is a summary of property and equipment:

	March 31, 2016	September 30, 2015

Equipment and computer hardware	$654,447	$723,844
Office furniture	234,893	213,473
Leasehold improvements	186,902	186,902
Equipment held under capital lease	66,272	66,272
	1,142,514	1,190,491
Less: accumulated depreciation	(602,946)	(580,330)
	$539,568	$610,161

Depreciation expense for the three and six months ended March 31, 2016 was $43,452 and $91,448, respectively. Depreciation expense for the three and six months ended March 31, 2015 was $26,833 and $51,007, respectively.

5.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	March 31, 2016	September 30, 2015

Beginning balance	$1,403,397	$639,416
Additions	843,729	1,444,629
Less: accumulated amortization	(472,270)	(680,648)
Ending balance	$1,774,856	$1,403,397

Amortization expense for the three and six months ended March 31, 2016 was $252,494 and $472,270, respectively. Amortization expense for the three and six months ended March 31, 2015 was $149,708 and $273,255, respectively.

As of March 31, 2016, amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending March 31,
2017	$848,892
2018	655,769
2019	270,195
$1,774,856

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

6.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	March 31, 2016	September 30, 2015

Patent costs	$1,367,816	$1,357,407
Less: accumulated amortization	(960,622)	(863,455)
	$407,194	$493,952

Amortization expenses for the three and six months ended March 31, 2016 was $48,688 and $97,167, respectively. Amortization expenses for the three and six months ended March 31, 2015 was $41,702 and $82,272, respectively.

A schedule of amortization expense over the estimated remaining lives of the patents is as follows:

Year Ending March 31,
2017	$179,195
2018	54,529
2019	45,741
2020	43,367
2021	43,367
Thereafter	40,995
$407,194

Other Intangible Assets, net

The following is a summary of other intangible asset costs:

	March 31, 2016	September 30, 2015

Technology	$970,000	$970,000
Customer relationships	870,000	870,000
Backlog	-	110,000
Less: accumulated amortization	(197,743)	(112,773)
	$1,642,257	$1,837,227

Amortization expenses for the three and six months ended March 31, 2016 $72,220 and $194,970, respectively. Amortization expenses for the three and six months ended March 31, 2015 $0 and $0, respectively. As of March 31, 2016, the intangible asset for backlog was fully amortized.

A schedule of amortization expense over the estimated remaining lives of the other intangible assets is as follows:

Year Ending March 31,
2017	$271,000
2018	271,000
2019	271,000
2020	271,000
2021	144,036
Thereafter	414,221
$1,642,257

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

7.	Accrued Expenses

The following is a summary of accrued expenses:

	March 31, 2016	September 30, 2015

Accrued cost of revenues	$620,543	$359,753
Accrued payroll and related expenses	792,041	592,467
Accrued professional fees	61,491	109,077
Other accrued expenses	86,550	800
	$1,560,625	$1,062,097

8.	Capital Leases

The Company leases various office equipment under multiple capital leases that expire in 2016 and 2018. The equipment has a cost of $66,272.

Minimum future lease payments under the capital leases at March 31, 2016 for each of the next four years and in the aggregate are as follows:

Year Ending March 31,
2017	$8,064
2018	3,790
2019	1,895
2020	-
Total minimum lease payments	13,749
Less amount representing interest	(866)
Present value of net minimum lease payments	$12,883

The effective interest rate charged on the capital leases range from approximately 2.25% to 7.428% per annum. The leases provide for a $1 purchase option. Interest charged to operations for the three and six months ended March 31, 2016 was $205 and $446, respectively. Interest charged to operations for the three and six months ended March 31, 2015 was $345 and $643, respectively. Depreciation charged to operations for the three and six months ended March 31, 2016 was $3,314 and $6,628, respectively. Depreciation charged to operations for the three and six months ended March 31, 2015 was $3,314 and $6,479, respectively.

9.	Income Taxes

As of March 31, 2016, the Company has a net operating loss carryover of approximately $39,600,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2035, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. We adopted the provisions of ASC 740-10-50. We had no material unrecognized income tax assets or liabilities for the six months ended March 31, 2016 or for the six months ended March 31, 2015.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three and six months ended March 31, 2016 and 2015, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ending on or before September 30, 2012 or California state income tax examination by tax authorities for years ending on or before September 30, 2011. We are not currently involved in any income tax examinations.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

10.	Note Payable

	March 31, 2016	September 30, 2015
Notes Payable:
Principal outstanding	$8,491,664	$10,000,000
Accrued Interest	359,352	202,975
Accrued Termination Fee	189,903	124,630
	9,040,919	10,327,605
Less: discount on note payable	(1,390,865)	(1,062,457)
	7,650,054	9,265,148
Less: current portion, net	(1,677,953)	(3,575,024)
Long-term portion, net	$5,972,101	$5,690,124

Scheduled maturities on long-term debt are as follows:

Years ending March 31	Principal	Discount Amortization	Accrued Interest	Accrued Termination Fee	Total
2017	$2,400,000	$(782,500)	$60,453	$-	$1,677,953
2018	6,091,664	(608,365)	298,899	189,903	5,972,101
	$8,491,664	$(1,390,865)	$359,352	$189,903	$7,650,054

On October 3, 2014, the Company and its wholly owned subsidiaries, SITO Mobile Solutions, Inc. and SITO Mobile R&D IP, LLC, entered into a Revenue Sharing and Note Purchase Agreement (the “Agreement”) with Fortress Credit Co LLC, as collateral agent (the “Collateral Agent”), and CF DB EZ LLC (the “Revenue Participant”) and Fortress Credit Co LLC (the “Note Purchaser” and together with the Revenue Participant, the “Investors”).

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

The Agreement contains certain standard Events of Default. The Company granted to the Collateral Agent, for the benefit of the Investors, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to the Patents, which shall be evidenced by, and reflected in, the Patent License Agreement. The Collateral Agent and the Investors agree that the Collateral Agent shall only use such license following an Event of Default. Pursuant to a Security Agreement among the parties, the Company granted the Investors a first priority senior security interest in all of the Company’s assets. The Company and the Investors assigned a value of $500,000 to the revenue sharing terms of the Agreement and in accordance with ASC 470-10-25 “Debt Recognition”, the Company recognized $500,000 as deferred revenue and a discount on the Note that is amortized over the 42-month term of the Note using the effective interest method. For the three and six months ended March 31, 2016, the Company recognized $42,181 and $93,247, respectively, in licensing revenue and interest expense from amortization of the deferred revenue. For the three and six months ended March 31, 2015, the Company recognized $42,539 and $81,599, respectively, in licensing revenue and interest expense from amortization of the deferred revenue.

On March 1, 2016, the Company entered into Amendment No.1. Pursuant to the terms of the Amendment, principal payment on the Note issued pursuant to the Agreement was reduced from $333,333 to $175,000 for the period commencing on the last business day of February 2016 through the last business day of February 2017 and from $333,333 to $300,000 for the period commencing on the last business day of March 2017 to the last day of business on February 2018, with the final payment on the last business day on March 2018 increased to repay the remaining principal in full. In consideration for the Amendment, the Company agreed to paid a restructuring fee of $100,000 and issued 200,000 shares of its common stock with an aggregate value of $568,000 to the Investors.

Interest expense on the Note for the three and six months ended March 31, 2016 was $227,049 and $479,620, respectively. Amortization of the discounts for the three and six months ended March 31, 2016 totaled $171,076 and $339,592, respectively, which was charged to interest expense. Accrual of termination fees for the three and six months ended March 31, 2016 was $29,527 and $65,273, respectively, which was charged to interest expense.

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

During the six months ended March 31, 2016, the Company recognized stock-based compensation expense totaling $527,431, through the vesting of 152,836 common stock options. Of the $527,431 in stock compensation expense, $385,762 is included in general and administrative expense and $141,669 is included in sales and marketing expense. During the six months ended March 31, 2015, the Company recognized stock-based compensation expense totaling $330,780, of which $91,000 was for payment of consulting services through the issuance of 35,000 common shares, $158,233 was recognized through the vesting of 125,000 common stock options, and $81,547 from the amortization of prepaid consulting fees compensated through the granting of 575,000 common stock options. Of the $330,780 in stock compensation expense, $229,580 is included in general and administrative expense and $31,200 is included in sales and marketing expense.

12.	Related Party Transactions

On April 21, 2014 SITO Mobile R&D IP, LLC, the Company’s wholly-owned subsidiary (“SITO R&D”), through a joint venture arrangement organized as a limited liability company (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “Licensing Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV granted the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“JV Patents”), including an exclusive license to assert the JV Patents against certain infringing parties in the media distribution industry. In exchange for the License, the Licensee will pay an annual fee of $1,250,000 for a minimum of three years. Commencing three years from the date of the Licensing Agreement, the Licensee may each year, at its sole option, pay a $1,250,000 license fee to renew the License for every year for four additional years. Once the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License is deemed to be perpetual. For Patents infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid and litigation costs incurred (“Share of Proceeds”). SITO R&D and its joint venture partner will serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee will be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting Licensee in such litigation, including attorneys’ fees. The Licensee will pay the annual fee and any Share of Proceeds to the JV. Proceeds received by the JV are shared by SITO R&D and PMC on a 30% and 70% basis, respectively. In the event that the Licensee does not assert any infringement actions under its rights in the License within five years of the date of the Licensing Agreement, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the annual fee. For the three and six months ended March 31, 2016, the Company amortized $93,238 and $187,500, respectively, in revenue. As of March 31, 2016, the Company has $21,516 in deferred revenue under the Licensing Agreement.

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

The Company did not identify any assets and liabilities that are required to be presented on the consolidated balance sheets at fair value. The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2016. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended March 31, 2016.

14.	Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the six months ended March 31, 2016, the Company issued 200,000 shares of its common stock to Fortress Credit Co LLC at $2.84 per share for an aggregate amount $568,000, in consideration for the amendment of the Note Purchase Agreement.

Warrants

During the six months ended March 31, 2016, no warrants were granted or exercised, and 250 warrants expired.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

During the six months ended March 31, 2015, no warrants were granted, 20,000 warrants exercised to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.25, and 140,000 warrants expired.

Options

During the six months ended March 31, 2016, the Company granted options to its Directors and employees as follows:

Grant Date	Options Granted	Exercise Price	Expiration	Vesting	Total Value	Risk Free Interest Rate	Volatility
November 17, 2015	20,000	$3.58	November 17, 2020	3-years	$47,180	1.70%	102.67%
November 17, 2015	4,548	$3.58	November 17, 2020	Immediate	$10,729	1.70%	102.67%
November 17, 2015	3,288	$3.58	November 17, 2020	Immediate	$7,756	1.70%	102.67%
November 18, 2015	150,000	$3.51	November 18, 2020	3-years	$338,100	1.72%	102.63%
November 18, 2015	70,000	$3.51	November 18, 2020	3-years	$157,780	1.72%	102.63%
November 18, 2015	28,000	$3.51	November 18, 2020	3-years	$63,112	1.72%	102.63%
November 18, 2015	28,000	$3.51	November 18, 2020	3-years	$63,112	1.72%	102.63%
November 18, 2015	28,000	$3.51	November 18, 2020	3-years	$63,112	1.72%	102.63%
February 18, 2016	30,000	$2.58	February 18, 2021	Immediately	$52,560	1.15%	103.90%
February 18, 2016	20,000	$2.58	February 18, 2021	Immediately	$35,040	1.15%	103.90%
February 18, 2016	25,000	$2.58	February 18, 2021	Immediately	$43,800	1.15%	103.90%
February 18, 2016	20,000	$2.58	February 18, 2021	3-years	$35,040	1.15%	103.90%
February 18, 2016	20,000	$2.58	February 18, 2021	Immediately	$35,040	1.15%	103.90%
February 18, 2016	25,000	$2.58	February 18, 2021	Immediately	$43,800	1.15%	103.90%
	471,836

The Company values options under the Binomial Option Model. The full value of option grants is charged to operations over the vesting period with option grants that vest immediately being fully charged on the date of grant.

During the six months ended March 31, 2016, the Company recognized stock-based compensation expense totaling $527,431, through the vesting of 152,836 common stock options. During the six months ended March 31, 2015, the Company recognized stock-based compensation expense totaling $330,780, of which $91,000 was for payment of consulting services through the issuance of 35,000 common shares, $158,233 was recognized through the vesting of 125,000 common stock options, and $81,547 from the amortization of prepaid consulting fees compensated through the granting of 575,000 common stock options.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of outstanding stock warrants and common stock options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding – September 30, 2014	3,983,900		$4.80
Granted	352,271		$3.20
Exercised	(833,700)		$(2.50)
Cancelled	(1,240,800)		$(5.40)
Outstanding – September 30, 2015	2,261,671		$5.00
Granted	471,836		$3.20
Exercised	(-)	$	(-)
Cancelled	(250)		$(1.20)
Outstanding – March 31, 2016	2,733,257		$4.70

Of the 2,733,257 common stock options outstanding, 2,092,931 options are fully vested and currently available for exercise. Of the common stock options outstanding, 960,000 options will be cancelled if not exercised during the three months ending June 30, 2016. An additional 292,510 options of the common stock options outstanding, will be cancelled, if not exercised during the three months ending September 30, 2016.

15.	Commitments and Contingencies

Operating Leases

The Company leases office space in Rogers, Arkansas; Jersey City, New Jersey; Boise, Idaho; Chicago, Illinois; and Royal Oak, Michigan. The Rogers office is leased for a term of five years, effective January 1, 2012. The Company’s Boise office space is subject to a 38-month lease that commenced on May 1, 2014. The Jersey City office lease, amended on November 6, 2014, expires on November 30, 2018 and the Company has the option to extend the term for an additional five years. In addition to paying rent, under the terms of the Jersey City office lease the Company is also required to pay its pro rata share of the property’s operating expenses. The Company entered into a sub-lease agreement on May 22, 2015 for an office in Michigan. The term for the office space is month to month. Rent expense for the three months ended March 31, 2016 and 2015 was $105,863 and $90,229, respectively. Rent expense for the six months ended March 31, 2016 and 2015 was $204,013 and $146,845, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of March 31, 2016 for the next three years and in the aggregate are:

2017	$317,966
2018	263,295
2019	171,072
$752,333

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Incentive Compensation

On November 21, 2014, the Company approved a compensation plan for the executive officers of the Company which provides for the payment of a cash bonus and an equity grant of performance options to the Company’s Chief Executive Officer and its Chief Financial Officer (the “Executives”). Each Executive was eligible for an annual cash bonus, based upon net revenue, gross margins, and individual key performance indicators, set annually by the Company’s Compensation Committee (the “Target Performance”). For the fiscal year ended September 30, 2015, the target bonus for the Chief Executive Officer was 50% of his base salary and for the Chief Financial Officer, the target bonus was 40% of his base salary. Eighty percent of the cash bonus was based upon the target net revenues and gross margins of the Company with 20% of the cash bonus based upon individual key performance indicators. Fifty percent of the target cash bonus was payable if threshold performance of 80% of the Target Performance is achieved, 100% of the target cash bonus was payable if the Target Performance is reached, with 150% of the cash bonus paid if 120% of the Target Performance is achieved. As of March 31, 2016, the Company paid $172,437 in compensation expense for the incentive cash bonuses. The equity grant component of the compensation plan provided for the grant of 105,000 performance options to purchase shares of common stock to the Chief Executive Officer and 42,000 performance options to purchase shares of common stock to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options vest in annual increments over three years commencing on the grant date and are exercisable at a price of $2.805. Based upon the Target Performance for the fiscal year ended September 30, 2015, our Chief Executive Officer earned 63,090 options and our Chief Financial Officer earned 25,236 options. During the three six months ended March 31, 2016, the company recognized $11,715 and $31,397, respectively, in stock compensation expense for the performance options.

For the fiscal year ending September 30, 2016, the target bonus for the Chief Executive Officer is 50% of his base salary, and for the Chief Financial Officer the target bonus is 40% of his base salary. Seventy percent of the target cash bonus will be paid if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 120% of the cash bonus paid if 120% of the Target Performance is achieved. As of March 31, 2016, the Company has accrued $104,160 in compensation expense for the potential incentive cash bonuses. The equity grant component of the compensation plan provides for the grant of 150,000 performance options to purchase shares of Company common stock to the Chief Executive Officer and 70,000 performance options to purchase shares of Company common stock to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement of the Target Performance. The performance options will vest in three year increments commencing on the grant date and are exercisable at a price of $3.51. During the three and six months ended March 31, 2016, the Company recognized $55,098 and $81,422, respectively, in stock compensation expense for the performance options.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

On November 18, 2015, the Company approved a compensation plan for three employees of the Company which provides for the payment of a cash bonus and an equity grant of performance options. Two of the employees are eligible for an annual cash bonus, based upon net revenue, and gross margins, set annually by the Company’s Compensation Committee (the “Target Performance”). The target bonus is 20% of the employees’ base salary. Seventy percent of the cash bonus is based upon the target net revenues and 30% of the cash bonus is based upon gross margins of the Company. Seventy percent of the target cash bonus will be paid if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 120% of the cash bonus paid if 120% of the Target Performance is achieved. As of March 31, 2016, the Company has accrued $37,474 in compensation expense for the potential incentive cash bonuses. The equity grant component of the compensation plan provides for the grant of 28,000 performance options to purchase shares of the Company common stock to each of the three employees, with the number of performance options to be received by each of the employees based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three year increments commencing on the grant date and are exercisable at a price of $3.51. During the three and six months ended March 31, 2016, the company recognized $25,827 and $38,167, respectively, in stock compensation expense for the performance options.

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

On May 5, 2016, the Company granted 394,856 options with a $2.95 exercise price to Directors, Executives and employees. On May 16, 2016, the Company cancelled 15,000 options with an exercise price of $6.30 granted on May 16, 2011, and 25,500 options with an exercise price of $4.69 granted on November 30, 2012.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2016 and 2015

During the three months ended March 31, 2016, our revenue increased by 72% over revenue generated during the three months ended March 31, 2015 ($6,487,569) in the three months ended March 31, 2016 compared to $3,766,820 in the three months ended March 31, 2015). Our revenue growth was comprised of a $3,234,000 or 199% increase in media placement revenue offset by a $513,666 or 26% decrease in wireless application revenues. Media placement revenue increased as a result of expanding our direct sales force and acquiring the mobile advertising business of Hipcricket, Inc. in July 2015. Wireless applications revenue declined primarily due to a decrease in the number of text and voice messages that we sent on behalf of our largest customer within our AT&T relationship. During the first six months of fiscal 2015, the customer transitioned its database of customers who receive our messages to a new standard rate messaging program and the transition caused a decline in the number of customers who elected to continue to receive messages.

During the three months ended March 31, 2016, two customers accounted for 38% of the Company’s revenue, comprised of 23% from contracts with six customers covered under the Company’s master services agreement with AT&T, and 15% from multiple advertising contracts under one media placement customer. Of our revenue earned during the quarter ended March 31, 2015, approximately 53% was generated from contracts with five customers covered under our agreements with AT&T.

Our cost of revenue, which represents the costs associated with wireless applications and media placement revenues, increased $1,412,330 or 86% to $3,056,596 for the three months ended March 31, 2016 as compared to $1,644,266 for the three months ended March 31, 2015. Our cost of revenue varies substantially in line with wireless applications and media placement revenues and includes depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our wireless applications and media placement business. Cost of revenue for the three months ended March 31, 2016 increased as compared to the three months March 31, 2015 primarily as result of the 199% increase in media placement revenues over the same comparable periods and an $102,786 increase in software development amortization expense. Our technology investment in revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the three-month periods ended March 31, 2016 and 2015, we recognized $252,495 and $149,709, respectively, in amortization of software development costs, with the increased amortization attributable to the increased investment in developing our platform.

General and administrative expense, excluding stock based compensation, was $1,597,915 for the three months ended March 31, 2016 as compared to $1,037,901 for the three months ended March 31, 2015, an increase of $560,014 or 54%, that is primarily attributable to the increased number of our personnel and increased expenditure for professional services.

Sales and marketing expense, excluding stock based compensation, was $2,025,869 for the three months ended March 31, 2016 as compared to $824,881 for the three months ended March 31, 2015, an increase of $1,200,988 or 146%, that is primarily attributable to increased sales and marketing spending, including expansion of our direct sales force and customer management personnel in connection with our media placement business that we launched in December 2013 and expanded by acquiring Hipcricket’s mobile advertising business in July 2015. As a percentage of revenue, sales and marketing expense was 32% and 23% for the three-month periods ended March 31, 2016 and 2015, respectively. Our media placement revenues have carried relatively higher spending levels than our wireless application revenues. Sales and marketing expense has increased as media placement revenue has grown, but has decreased to 43% of total media placement revenue in the current quarter as compared to 52% in the comparable quarter last year. We anticipate that sales and marketing expense as a percentage of media placement revenue will continue to decrease as our newly expanded direct sales force generates more sales.

For the three months ended March 31, 2016, total stock based compensation expense increased 149% to $373,503 from $149,966 for the three months ended March 31, 2015. The increase is primarily attributable to our granting all of our members of the board of directors their annual option grants at our February 2016 annual meeting of shareholders rather than on their respective anniversary dates as was done previously.

Interest expense for the three months ended March 31, 2016 and 2015 was $440,022 and $434,425, respectively, an increase of $5,597 or 1%. In October 2014, we sold a secured $10,000,000 42-month note having an interest rate of 9% plus the greater of LIBOR, which was 0.44% as of March 31, 2016, or 1%. Included in interest expense for the three months ended March 31, 2016 is $183,240 in amortization of discounts on the debt for a structuring fee, termination fees and the rights assigned to Fortress to share in our potential future new intellectual property monetization revenue streams.

Our net loss for the three months ended March 31, 2016 was $1,170,696 as compared to a net loss of $338,511 for the three months ended March 31, 2015, an increase of $832,185 or 246% that is primarily attributable to the $1,200,988 increase in sales and marketing expense, net of stock compensation expense, $560,014 increase in general and administrative expense, and $223,537 increase in stock compensation expense that was partially offset by the $1,308,419 increase in gross profits. Excluding stock based compensation, our net loss for the three month periods ended March 31, 2016 and 2015 were $797,193 and $188,545, respectively.

Our net loss on a basic and fully diluted basis was $0.07 per share for the three months ended March 31, 2016 based on our weighted average shares outstanding of 17,221,412 on March 31, 2016 as compared to a net loss of $0.02 per share for the three months ended March 31, 2015 based on our weighted average shares outstanding of 15,366,261 on March 31, 2015. The increase in the number of weighted shares outstanding primarily reflects the issuance of shares of common stock, of which 833,700 shares were issued for warrants which were exercised, 461,954 shares were issued to Fortress, 70,000 shares were issued for consulting services, 296,401 were issued to DoubleVision in satisfaction of the earnout provision and 620,560 shares were issued for the acquisition of Hipcricket’s mobile advertising business.

Results of Operations for the Six Months Ended March 31, 2016 and 2015

During the six months ended March 31, 2016, our revenue increased by 80% over revenue generated during the six months ended March 31, 2015 ($13,700,692 in the six months ended March 31, 2016 compared to $7,614,256 in the six months ended March 31, 2015). Our revenue growth was comprised of a $7,290,381 or 250% increase in media placement revenue, a $1,316,107 or 30% decrease in wireless application revenues and a $112,162 or 42% increase in licensing and royalty revenue. Media placement revenue increased as a result of expanding our direct sales force and acquiring the Hipcricket, Inc. mobile advertising business in July 2015. Wireless applications revenue declined primarily due to a decrease in the number of text and voice messages that we sent on behalf of our largest customer within our AT&T relationship. During the first six months of fiscal 2015, the customer transitioned its database of customers who receive our messages to a new standard rate messaging program and the transition caused a decline in the number of customers who elected to continue to receive messages. The increase in licensing and royalty revenue resulted from $100,000 in additional revenue from an amendment in December 3, 2015 to our agreement with Zoove Corporation.

During the six months ended March 31, 2016, two customers accounted for 39% of the Company’s revenue, comprised of 22% from contracts with six customers covered under the Company’s master services agreement with AT&T, and 17% from multiple advertising contracts under one media placement customer. Of our revenue earned during the six months ended March 31, 2015, approximately 57% was generated from contracts with six customers covered under our agreements with AT&T.

Our cost of revenue, which represents the costs associated with wireless applications and media placement revenues, increased $3,013,399 or 86% to $6,505,852 for the six months ended March 31, 2016 as compared to $3,492,453 for the six months ended March 31, 2015. Our cost of revenue varies substantially in line with wireless applications and media placement revenues and includes depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our wireless applications and media placement business. Cost of revenue for the six months ended March 31, 2016 increased as compared to the six months March 31, 2015 primarily as result of the 251% increase in media placement revenues over the same comparable periods and a $199,015 increase in software development amortization expense. Our technology investment in revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the six-month periods ended March 31, 2016 and 2015, we recognized $472,270 and $273,255, respectively, in amortization of software development costs, with the increased amortization attributable to the increased investment in developing our platform.

General and administrative expense, excluding stock based compensation, was $3,095,089 for the six months ended March 31, 2016 as compared to $2,246,026 for the six months ended March 31, 2015, an increase of $849,063 or 38%, that is primarily attributable to the increased number of our personnel and increased expenditure for professional services.

Sales and marketing expense, excluding stock based compensation, was $3,835,689 for the six months ended March 31, 2016 as compared to $1,488,867 for the six months ended March 31, 2015, an increase of $2,346,822 or 158%, that is primarily attributable to increased sales and marketing spending, including expansion of our direct sales force and customer management personnel in connection with our media placement business that we launched in December 2013 and expanded by acquiring Hipcricket’s mobile advertising business in July 2015. As a percentage of revenue, sales and marketing expense was 29% and 20% for the six-month periods ended March 31, 2016 and 2015, respectively. Our media placement revenues have carried relatively higher spending levels than our wireless application revenues. Sales and marketing expense has increased as media placement revenue has grown, but has decreased to 39% of total media placement revenue in the current quarter as compared to 52% in the comparable quarter last year. We anticipate that sales and marketing expense as a percentage of media placement revenue we continue to decrease as our newly expanded direct sales force generates more sales.

For the six months ended March 31, 2016, total stock based compensation expense increased 59% to $527,431 from $330,780 for the six months ended March 31, 2015. The increase is primarily attributable to our granting all of our members of the board of directors their annual option grants at our February 2016 annual meeting of shareholders rather than on their respective anniversary dates as was done previously.

Interest expense for the six months ended March 31, 2016 and 2015 was $911,821 and $851,803, respectively, an increase of $60,018 or 7%. The increase in interest expense is attributable to the principal of our Note to Fortress being outstanding for the full six months ended March 31, 2016 as compared to a six-month period in the preceding year. In October 2014, we sold a secured $10,000,000 42-month note having an interest rate of 9% plus the greater of LIBOR, which was 0.44% as of March 31, 2016, or 1%. Included in interest expense for the six months ended March 31, 2016 and 2015 are $363,526 and $292,806, respectively, in amortization of discounts on the debt for a structuring fee, termination fees and the rights assigned to Fortress to share in our potential future new intellectual property monetization revenue streams.

Our net loss for the six months ended March 31, 2016 was $1,558,775 as compared to a net loss of $874,762 for the six months ended March 31, 2015, an increase of $684,013 or 78% that is primarily attributable to the $2,346,822 increase in sales and marketing expense, net of stock compensation expense, $849,063 increase in general and administrative expense, and $196,651 increase in stock compensation expense that was partially offset by the $3,073,037 increase in gross profits. Excluding stock based compensation, our net loss for the six-month periods ended March 31, 2016 and 2015 were $1,031,344 and $543,982, respectively. Our net loss on a basic and fully diluted basis was $0.09 per share the six months ended March 31, 2016 based on our weighted average shares outstanding of 17,188,265 as compared to a net loss of $0.06 per share for the six months ended March 31, 2015 based on our weighted average shares outstanding of 15,346,048. The increase in the number of weighted shares outstanding primarily reflects the issuance of shares of common stock, of which 833,700 shares were issued for warrants which were exercised, 461,954 shares were issued to Fortress, 70,000 shares were issued for consulting services, 296,401 were issued to DoubleVision in satisfaction of the earnout provision and 620,560 shares were issued for the acquisition of Hipcricket’s mobile advertising business.

Liquidity and Capital Resources

At March 31, 2016, we had total assets of $20,056,328, including $8,161,973 in current assets, and total liabilities of $15,055,921, including $9,078,457 in current liabilities. At September 30, 2015, we had total assets of $18,598,680, including $6,582,226 in current assets, and total liabilities of $13,284,984, including $7,587,837 in current liabilities. The $1,457,648 or 8% increase in assets is primarily attributable to the increase in current assets that largely consisted of the $2,079,341 increase in accounts receivable attributable to increased revenues, offset by a $320,689 decrease in cash attributable to net negative operating cash flows. The $1,770,937 or 13% increase in liabilities is primarily attributable to the increase in current liabilities that largely consisted of a $3,178,249 increase in accounts payable attributable to the growth in our costs of revenue and operations that resulted from the expansion of our business.

During the six months ended March 31, 2016, we generated $2,137,443 in cash for operating activities, of which $447,796 is the net positive result of our noncash expenses of $1,222,337 in depreciation and amortization expense and 527,431 in stock compensation expense. In addition, we used $2,106,213 in cash for growth in our accounts receivable in the six-month period which has resulted from increased media placement revenue, which typically remains outstanding in accounts receivable longer than our wireless applications revenue and we generated $3,178,249 in cash from growth in our accounts payable in the six-month period that reflects operating cost growth in line with our revenue growth and an increase in accounts payable aging that brings our vendor and customer balance aging into better alignment.

Cash used in investing activities for the six months ended March 31, 2016 was $989,853, of which $843,729 represented capitalized internal costs of our software development for our core operations, $120,638 was attributable to investments in our intellectual property which is designed to strengthen our intellectual property portfolio and expand our mobile communications/advertising offerings, and $25,486 was attributable to purchases of property and equipment in connection with our personnel expansion.

Cash used in financing activities for the six months ended March 31, 2016 totaled $1,468,279, which primarily consisted of $1,508,336 in principal repayments on our Note to Fortress that was partially offset by $150,055 in proceeds from investors who purchased our common stock by exercising warrants at share prices of $2.50 and $3.05. On March 1, 2016, we amended our Revenue Sharing and Note Purchase Agreement with Fortress to reduce monthly principal payments from $333,333 to $175,000 for February 2016 through February 2017 and from $333,333 to $300,000 for March 2017 to February 2018, with the final payment in March 2018 increased to repay the remaining principal in full. In consideration for the Amendment, we paid a restructuring fee of $100,000 and issued 200,000 shares of our common stock, with an aggregate value of $568,000, to Fortress.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2015, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

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

SITO Mobile Ltd.

Date: May 16, 2016	By:	/s/ Jerry Hug
Jerry Hug, Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Kurt Streams
Kurt Streams, Chief Financial Officer
(Principal Financial and Accounting Officer)