Form 10-KT
period 2015-12-31
SITO MOBILE, LTD.
filed 2016-06-17
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT

(Mark One)

☐    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM SEPTEMBER 30, 2015 TO DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter, or March 31, 2015, was approximately $35,556,262.

The number of shares of registrant’s common stock outstanding, as of June 16, 2016 was 17,155,478.

DOCUMENTS INCORPORATED BY REFERENCE

FORWARD LOOKING STATEMENTS

This Transition Report on Form 10-K (including the section regarding Management's Discussion and Analysis and Results of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Transition Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Transition Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" in this Transition Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Transition Report on Form 10-K.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Transition Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Transition Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Our offerings now include:

SITO Location Based Advertising – Deliver display advertisements and videos (rich media) on behalf of advertisers, including the following features:

●	Geo-fencing – Targets customers within a certain radius of location and uses technology to push coupons, ads and promotions to mobile applications.

●	Verified Walk-in – Tracks foot-traffic to locations and which ads drove action.

●	Real-time Verified Walk-In (VWI), a proprietary technology that enhances how brands measure and optimize mobile advertising campaigns by reporting attribution and performance measurements to clients in real-time to help marketers make informed campaign decisions and appropriate adjustments to optimize campaign performance mid-campaign.

●	Behavioral Targeting – Tracks past behaviors over 30-90 day increments allowing for real-time campaign management.

●	Analytics and Optimization – Culling and building measurement system used to track metrics such as user demographics, psychographics, Cost Per Thousand Ad Impressions Served (“CPM”), click-throughs and time of engagement.

SITO Mobile Messaging – Platform for building and controlling tailored programs including messaging, customer incentive programs, etc.

●	Creates a direct channel to customers;

●	Builds customer loyalty;

●	Drives consumer interaction to increase sales; and

●	Everywhere – a portal/platform where customers can manage their own campaigns and can tailor to regions and products.

Recent Developments

Year End Change

On May 5, 2016, our Board of Directors approved a change in the Company’s fiscal year from September 30 to December 31, effective immediately.

Amendment No. 1 to Agreement with Fortress Credit Co.

On March 1, 2016, we entered into Amendment No.1 (the “Amendment”) to the Revenue Sharing and Note Purchase Agreement (the “Fortress Agreement”) by and among SITO Mobile Solutions, Inc., our wholly-owned subsidiary, SITO Mobile R&D IP, LLC, our wholly-owned subsidiary, Fortress Credit Co LLC, as collateral agent CF DB EZ LLC and the Fortress Credit Co LLC. Pursuant to the terms of the Amendment, principal payment on the Note issued pursuant to the Fortress Agreement was reduced from $333,333 to $175,000 for the period commencing on the last business day of February 2016 through the last business day of February 2017 and from $333,333 to $300,000 for the period commencing on the last business day of March 2017 to the last day of business on February 2018, with the final payment on the last business day on March 2018 increased to repay the remaining principal in full. In consideration for the Amendment, we agreed to paid a restructuring fee of $100,000 and issued 200,000 shares of its common stock with an aggregate value of $568,000 to the Investors.

Amendments to Articles of Incorporation or Bylaws

On March 1, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation to reduce the number of authorized shares of common stock from 300,000,000 to 100,000,000 shares.

On May 5, 2016, the Company’s Board of Directors approved an amendment to its bylaws to include a forum selection provision.

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

Messaging and Notifications – Our Short Message Service (SMS) gateway has proven to be a channel for retailers to communicate with their brand loyalists on a very personal level. This is accomplished through integration with the client’s customer relationship management (CRM) database. With such integration, retailers are able to send targeted mobile coupons and transactional messages based on a shopper’s CRM profile. Targeted mobile coupons can be sent based on past purchase behaviors making the content relevant and timely to a shopper. Transactional messages can add another layer of value by sending shipping and order pick-up alerts, as well as notifications for reorders, layaway and new product releases. Our SMS uses short messages that are accepted in the mobile marketplace.

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

During the three months December 31, 2015, two customers accounted for 40% of our revenue, comprised of 22% from contracts with five customers covered under our master services agreement with AT&T, and 18% from multiple advertising contracts under one media placement customer.

Intellectual Property Development

Patents and Licenses for Operations

We currently hold rights to multiple purchased and developed patents relating to certain aspects of accessing information on a mobile device, sending information to and between mobile devices, advertising and media streaming. We believe the ownership of such patents is an important factor in our existing and future business. We have 24 patents issued from May 1998 to May 2016 in the United States.

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

Employees

We currently have 51 full-time including our chief executive officer and chief financial officer, 6 persons serving as programmers and technical staff operators, 39 persons in sales and account management and 4 persons in administration. We do not have any part time employees. We expect to increase our future employee levels on an as-needed basis in connection with our expected growth.

ITEM 1A. RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a consolidated net loss of $437,101 for the three months ended December 31, 2015 and consolidated net losses for all prior periods that has resulted in our having an accumulated deficit of $139,374,825 as of December 31, 2015. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress the price of our stock.

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

The AT&T customer to which the majority of our mobile messaging products and services are sold has selected another vendor to provide service and we anticipate that our wireless applications revenue will decrease significantly.

We may not be able to effectively protect or monetize our patents.

We have 24 patents which were issued from May 1998 to May 2016 related to mobile search, commerce, advertising and streaming media. To monetize some or all of our patents through sales would require access to potential buyers, which may be difficult for a smaller company such as us to obtain, and would also require completion of a buyer’s due diligence investigation into the strength of our patents, demonstration to the buyer that owning such patents would have defensive or offensive value, and negotiation of the price and other terms of transaction documents.

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

Brand owners who are potential users of the services we provide must weigh their decisions in light of limited budgets for marketing and notification, the inertia of dealing with well-established providers of traditional modalities for marketing and notification, lack of experience with services such as ours and the perception (whether or not well founded) of technological risk and not-fully-demonstrated cost-effectiveness of our services. There are indications that the market among major brand owners for services such as ours is in an early stage of development.

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

The average daily trading volume in our common stock for the year ended December 31, 2015 was approximately 26,958 shares. If trading in our stock continues at this level, it may be difficult for investors to sell or buy substantial quantities of shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused trading a relatively small number of shares.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 105,000,000 shares of capital stock consisting of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of March 31, 2016, there were 17,355,478 shares outstanding and potentially issuable common shares amounted to 2,634,083 options.

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

ITEM 2. PROPERTIES.

Our executive offices are located at 100 Town Square Place, Suite 204, Jersey City, New Jersey 07310. We have a four-year lease for this space at a rate of $25,000 per month.  The facilities comprise approximately 7,500 square feet consisting entirely of sales, marketing and administrative office space.

We also maintain offices located in Rogers, Arkansas, Meridian, Idaho, Chicago, Illinois, Detroit, Michigan, Boston, Massachusetts and Seattle, Washington and house our servers at locations in California, Idaho, Maryland and Illinois.

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

Period	High	Low

December 31, 2015	$3.93	$2.08

Fiscal Year Ended September 30, 2015
September 30, 2015	6.00	3.40
June 30, 2015	3.90	2.90
March 31, 2015	4.90	1.50
December 31, 2014	4.20	1.60

Holders

As of June 17, 2016 there were approximately 139 record holders of our common stock. This does not include the holders of approximately 179 un-exchanged stock certificates or the additional holders of our common stock who held their shares in street name as of that date.

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

Transfer Agent

Our registrar and transfer agent is Continental Stock Transfer & Trust Company.

Equity Compensation Plan Information

The following table reflects information for equity compensation plans and arrangements for any and all directors, officers, employees and/or consultants through December 31, 2015.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	156,700	5.27	537,180
Equity compensation plans not approved by security holders	2,399,757	4.77	1,600,243
Total	2,556,457	4.80	2,137,423

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

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this prospectus. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” of the reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this transition report.

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

On June 30, 2015, pursuant to the terms of the DoubleVision purchase agreement which provided for additional payment of purchase price consideration should we achieve at least $3,000,000 in media placement revenue in the twelve-month period starting August 1, 2014, we issued additional consideration of 296,401 shares of common stock that is valued at $1,067,044 based upon a $3.60 share price on the date of issuance.

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

Results of Operations

Results of Operations for the Three Months Ended December 31, 2015 and 2014

During the three months ended December 31, 2015, our revenue increased by 87% over revenue generated during the three months ended December 31, 2014 ($7,203,755 in the three months ended December 31, 2015 compared to $3,847,436 in the three months ended December 31, 2014). Our revenue growth was comprised of a $4,047,013 or 314% increase in media placement revenue, a $802,441 or 33% decrease in wireless application revenues and a $111,747 or 84% increase in licensing and royalty revenue. Media placement revenue increased as a result of expanding our direct sales force and acquiring the Hipcricket, Inc. mobile advertising business in July 2015. Media placement revenue has increased on a sequential quarterly basis for each quarter since we launched the business in December 2013. Wireless applications revenue declined primarily due to a decrease in the number of text and voice messages that we sent on behalf of our largest customer within our AT&T relationship. From October 1, 2014 to March 31, 2015, the customer transitioned its database of customers who receive our messages to a new standard rate messaging program and the transition caused a decline in the number of customers who elected to continue to receive messages. The increase in licensing and royalty revenue resulted from $100,000 in additional revenue from an amendment in December 3, 2015 to our agreement with Zoove Corporation.

Of our revenue earned during the three months ended December 31, 2015, approximately 21% was generated from contracts with five customers covered under our agreements with AT&T.  Of our revenue earned during the quarter ended December 31, 2014, approximately 64% was generated from contracts with five customers covered under our agreements with AT&T.

Our cost of revenue, which represents the costs associated with wireless applications and media placement revenues, increased $1,601,069 or 87% to $3,449,256 for the three months ended December 31, 2015 as compared to $1,848,187 for the three months ended December 31, 2014. Our cost of revenue varies substantially in line with wireless applications and media placement revenues and includes depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our wireless applications and media placement business. Cost of revenue for the three months ended December 31, 2015 increased as compared to the three months December 31, 2014, primarily as result of the 314% increase in media placement revenues over the same comparable periods and an $96,229 increase in software development amortization expense. For the three months ended December 31, 2015 and 2014, software development cost amortization and depreciation expense included in cost of revenue was $219,776 and $123,547, respectively.

General and administrative expense, excluding stock based compensation, was $1,525,264 for the three months ended December 31, 2015 as compared to $1,197,809 for the three months ended December 31, 2014, an increase of $327,455 or 27%, that is primarily attributable to the increased number of our personnel and increased expenditure for professional services. We include research and development expense in general and administrative expense, and for the three months ended December 31, 2015, the expense decreased to $8,865 from $10,316 in the three months ended December 31, 2014. Our technology investment in revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the three-month periods ended December 31, 2015 and 2014, we recognized $219,776 and $123,547, respectively, in amortization of software development costs, with the increased amortization attributable to the increased investment in developing our platform.

Sales and marketing expense, excluding stock based compensation, was $1,812,519 for the three months ended December 31, 2015 as compared to $663,986 for the three months ended December 31, 2014, an increase of $1,148,533 or 173%, that is primarily attributable to increased sales and marketing spending, including expansion of our direct sales force and customer management personnel in connection with our media placement business that we launched in December 2013 and expanded by acquiring Hipcricket’s mobile advertising business in July 2015. As a percentage of revenue, sales and marketing expense was 26% and 17% for the three-month periods ended December 31, 2015 and 2014, respectively, a 49% increase in the percentage of revenue. Our media placement revenues have carried relatively higher spending levels than our wireless application revenues. Sales and marketing expense has increased in line with media placement revenue growing to 74% of total revenue in the current quarter from 34% in the comparable quarter last year.

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

Our net loss for the three months ended December 31, 2015 was $437,101 as compared to a net loss of $536,251 for the three months ended December 31, 2014, a decrease of $99,150 or 18% that is primarily attributable to the $4,047,013 increase in media placement revenue that was partially offset by the $1,601,069 increase in cost of revenue, the $1,207,967 increase in sales and marketing expense, net of stock compensation expense, and $54,421 increase in interest expense. Excluding stock based compensation, our net loss for the three month periods ended December 31, 2015 and 2014 were $283,173 and $355,437, respectively.

Our net loss on a basic and fully diluted basis was $0.03 per share for the three months ended December 31, 2015 based on our weighted average shares outstanding of 17,155,478 as compared to a net loss of $0.03 per share for the three months ended December 31, 2014 based on our weighted average shares outstanding of 15,326,275. The increase in the number of weighted shares outstanding primarily reflects the issuance of shares of common stock, of which 833,700 shares were issued for warrants which were exercised, 261,954 shares were issued to Fortress, 70,000 shares were issued for consulting services, 296,401 were issued to DoubleVision in satisfaction of the earnout provision and 620,560 shares were issued for the acquisition of Hipcricket’s mobile advertising business.

Liquidity and Capital Resources

At December 31, 2015, we had total assets of $20,757,068, including $8,906,691 in current assets, and total liabilities of $15,576,490, including $10,635,323 in current liabilities. At September 30, 2015, we had total assets of $18,598,680, including $6,582,226 in current assets, and total liabilities of $13,284,984, including $7,587,837 in current liabilities. The $2,158,388 or 12% increase in assets is primarily attributable to the increase in current assets that largely consisted of a $611,045 increase in cash attributable to net positive operating cash flows and the $1,902,335 increase in accounts receivable attributable to increased revenues. The $2,291,506 increase in liabilities is primarily attributable to the increase in current liabilities that largely consisted of a $2,489,411 increase in accounts payable attributable to the growth in our costs of revenue and operations that resulted from the expansion of our business.

During the three months ended December 31, 2015, we generated $1,644,035 in cash for operating activities that is primarily attributable to our net loss for the period that was partially offset by noncash expenses of $622,243 in depreciation and amortization expense and $153,928 in stock compensation expense. In addition, we used $1,677,335 for growth in our accounts receivable this quarter which has resulted from increased media placement revenue, which typically remains outstanding in accounts receivable longer than our wireless applications revenue.

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

In general, licensing and royalty revenue arrangements provide for the payment of contractually determined fees in consideration for the patented technologies owned by or controlled by the Company’s operating subsidiary. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. Pursuant to the terms of these agreements, the Company’s operating subsidiary may have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s operating subsidiary’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of licenses, covenants-not-to-sue, releases, and other significant deliverables upon the execution of the agreement, or upon the receipt of the minimum upfront payment for term agreement renewals. As such, when the Company has no further obligation under the agreement, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all the other revenue recognition criteria have been met, otherwise the Company recognizes revenue on a straight-line basis over the life of the agreement based on the contractually determined fees.

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

Long-Lived Assets

We account for our long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the year ended December 31, 2015, we recognized an impairment loss of $831,000 on our “Anywhere” Software License as further discussed in Note 6 of the financial statements.

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

Management’s Report on Internal Control over Financial Reporting.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this transition report, December 31, 2015 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015, based on those criteria.

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

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permits the Company to provide only management’s report in this report.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons are our executive officers and directors and hold the offices set forth opposite their names.

Name	Age	Position

Jerry Hug	48	Chief Executive Officer and Director

Kurt Streams	54	Chief Financial Officer

Betsy J. Bernard	60	Lead Director

Jonathan E. Sandelman	57	Director

Peter D. Holden	50	Director

Joseph A. Beatty	52	Director

Richard O’Connell, Jr.	58	Director

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

Betsy J. Bernard joined our Board of Directors on July 15, 2014. Ms. Bernard was previously the President of AT&T, a position she held from October 2002 until her retirement in December 2003. Ms. Bernard also served as President and CEO of AT&T Consumer from April 2001 through October 2002. Prior to 2001, Ms. Bernard held senior executive positions with Qwest Communications International, Inc., USWEST, Inc. AVIRNEX Communications Group and Pacific Bell. Ms. Bernard serves as a Director, a member of the Finance Committee and Chair of the Nominating and Governance Committee of Principal Financial Group. She also serves as a director, a member of the compensation committee and Chair of the Nominating and Governance Committee of Zimmer Biomet. She previously served as Chair of the Telular Corporation. Ms. Bernard serves on the advisory boards of GroTech Ventures, Innovate Partners and the Silverfern Group. Ms. Bernard received a BA from St. Lawrence University, an MBA from Fairleigh Dickinson University, an MS degree in management from Stanford University’s Sloan Fellowship Program, and a Doctor of Laws (Honorary) from Pepperdine University.

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

Richard O’Connell, Jr. joined our board of directors on February 18, 2016. From 2010 to May 2016, Mr. O’Connell served as the Chief Financial Officer and Chief Credit Officer of Emergent Capital, Inc., a NYSE-listed specialty-finance business that primarily invests in life settlements. From 2006 until 2009 Mr. O’Connell served as the Chief Financial Officer of RapidAdvance, LLC, and from 2002 until 2005 he served as the Chief Operating Officer of Insurent Agency Corporation. From 2000 until 2001, Mr. O'Connell acted as Securitization Consultant to the Industrial Bank of Japan, and from 1999 until 2000, he served as President of Telomere Capital, LLC. From 1988 until 1998, Mr. O’Connell served in various senior capacities at Enhance Financial Services and its subsidiary, Singer Asset Finance Company, including Chief Operating Officer and President of Singer Asset Finance and Senior Vice President and Treasurer of Enhance Financial Services. Mr. O’Connell received a B.A. from Franklin and Marshall College and an M.B.A. from Rutgers University Graduate School of Management.

The Board has concluded that Mr. O’Connell is qualified to serve as a member of the Board and the Board Committees because of his past experience as Chief Operating Officer and Chief Financial Officer of various finance companies.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

The following table sets forth the three standing committees of our Board of Directors and the members of each committee:

Director	Audit Committee	Compensation Committee	Governance and Nominating Committee
Betsy J. Bernard	X	X	Chair
Joseph A. Beatty*	Chair	X	X
Richard O’Connell, Jr.	X	Chair	X

* Audit Committee Financial Expert.

To assist it in carrying out its duties, the Board of Directors has delegated certain authority to an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee as the functions of each are described below.

Audit Committee

The Audit Committee is currently comprised of Mr. Beatty (Chairman), Ms. Bernard, and Mr. O’Connell. We believe all the members of the audit committee are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.

The duties and responsibilities of the Audit Committee are set forth in the Audit Committee’s charter adopted by the Board of Directors.

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

Our Audit Committee reviewed and discussed with representatives of RBSM LLP, our independent registered public accounting firm, our audited financial statements for the three months ended December 31, 2015 and the twelve months ended September 30, 2015 with the Board of Directors, and the matters required to be discussed by the Statement on Auditing Standards, as amended.

Our board of directors has determined that Joseph A. Beatty is an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC.

Compensation Committee

The Compensation Committee is currently comprised of Mr. O’Connell (Chairman), Ms. Bernard, and Mr. Beatty. We believe all of the members of the Committee are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.

The duties and responsibilities of the Compensation Committee are set forth in the Compensation Committee’s charter adopted by the Board of Directors.

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

Our Compensation Committee also determines the compensation paid to our Board of Directors, including equity-based awards. More information about the compensation of our non-employee directors is set forth in the section of this report titled “Director Compensation.”

Governance and Nominating Committee

The Governance and Nominating Committee is currently comprised of Ms. Bernard (Chairman), Mr. Beatty and Mr. Livingston. We believe all the members of the Committee are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.

The duties and responsibilities of the Governance and Nominating Committee are set forth in the Governance and Nominating Committee’s charter adopted by the Board of Directors.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the transition period ended December 31, 2015 all reports were timely filed.

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

Pursuant to the employment agreement with Mr. Streams, we granted to Mr. Streams an option to purchase 2,500 shares of our common stock under our 2009 Employee and Consultant Stock Plan. We also grated to Mr. Streams stock options under our 2010 Stock Option Plan to purchase 75,000 shares of our common stock at a strike price equal to the closing price of the Company’s stock on October 31, 2013 of $6.20, with the scheduled expiration date of the stock options to be November 1, 2018. The stock options vest annually in equal installments of 25,000 over a three-year period commencing on November 1, 2014.

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

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the transition period ended December 31, 2015 and during our prior two fiscal years ended September 30, 2015 to all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during our last fiscal year ended September 30, 2015

Position		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Jerry Hug	2015*	75,000	0	0	31,710	106,710
Chief Executive Officer	2015	250,000	105,144	0	0	355,144
	2014	250,000	0	0	30,546	280,546

Kurt Streams	2015*	56,250	0	0	34,423	214,516
Chief Financial Officer	2015	200,000	67,293	0	95,975	363,268
	2014	183,333		0	0	183,333

* Represents the three-month transition period ended December 31, 2015.

Note: The table above includes only the value of options that vested during the periods indicated. The listed executives may have also received unvested options that may vest in a future period. See “Outstanding Equity Awards at December 31, 2015” below.

(1)	Mr. Hug was appointed Interim CEO on August 19, 2014. Mr. Hug was previously Director of Corporate Development.

(2)	Kurt Streams was appointed in fiscal 2014 on November 1, 2013 as our Chief Financial Officer.

Employment Agreements and Benefits

Outstanding Equity Awards

The following table reflects options granted to our executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at December 31, 2015

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date

Jerry Hug	100,067	-		6.50	7/01/2016
	84,943	-		4.69	7/01/2016
	50,000	-		4.69	12/01/2017
	21,030	42,060		2.805	11/21/2019
	-	150,000	(1)	3.51	11/18/2020

Kurt Streams	50,000	25,000		6.20	11/1/2018
	8,412	16,842		2.805	11/21/2019
	-	70,000	(1)	3.51	11/18/2020

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

(1)	The options granted are performance options and shall vest and become exercisable in 1/3 increments over a three-year period commencing on the first anniversary of the November 18, 2015 date of grant. The maximum number of options subject to the grant shall be 150,000 and 70,000 for Mr. Hug and Mr. Streams, respectively. The number of options to be received is dependent upon the achievement of certain corporate goals, determined by our Compensation Committee.

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

Upon appointment to the Board of Directors and annually thereafter, our directors receive a grant of five-year options to purchase 20,000 shares of common stock which options vest immediately upon grant and which expire upon the earlier of the scheduled expiration date or 18 months after the cessation of service, whichever is sooner. The chairperson of each of our standing committees receives a grant of options to purchase 5,000 shares.

Effective November 10, 2015, our Board of Directors agreed to increase the compensation of the Lead Director to $45,000 and options to purchase 30,000 shares of common stock.

The following table sets forth compensation received by our directors in the three months ended December 31, 2015.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Jerry Hug (1)	0	0	0	0	0
Jonathan D. Sandelman	8,000	0	7,756	0	15,756
Peter D. Holden	7,750	0	0	0	7,750
Betsy J. Bernard	8,500	0	0	0	8,500
Joseph A. Beatty	8,500	0	0	0	8,500
Philip Livingston (2)	8,500	0	10,729	0	19,229
Richard O’Connell, Jr. (3)	0	0	0	0	0

(1)	This table includes only his compensation which was expressly for service as a director. Mr. Hug received other compensation as an executive officer—see the Summary Compensation Table above.

(2)	Mr. Livingston was appointed as a Director on November 10, 2014 and did not stand for re-election at our February 18, 2016 annual meeting of shareholders .

(3)	Mr. O’Connell, Jr. was appointed as a Director on February 18, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of our Common Stock by each of our directors and named executive officers, each person known to us to beneficially own 5% or more of our Common Stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly, based on 17,355,478 shares outstanding as of June __, 2016. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address is c/o SITO Mobile, Ltd., 100 Town Square Place, Suite 204, Jersey City, NJ 07310. Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after June __, 2016 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

Name	Shares	Percentage
Jerry Hug (1)	256,040	1.5%
Kurt Streams (2)	60,912	*	%
Betsy J. Bernard (3)	119,753	*	%
Jonathan E. Sandelman (4)	549,076	3.0%
Peter D. Holden (5)	106,986	*	%
Joseph A. Beatty (6)	77,610	*	%
Richard O’Connell, Jr. (7)	29,400	*	%

Officers and Directors as a Group (7 persons)	1,068,246	7.0%

Nicole Braun (8)	2,033,252	11.7%
Ashford Capital Management, Inc. (9)	1,406,963	8.1%

(1)	Includes 256,040 shares underlying stock options which are fully vested. Does not include 192,060 shares underlying unvested stock options, of which 150,000 are performance options.

(2)	Includes 58,412 shares underlying stock options which are fully vested. Does not include 111,842 shares underlying unvested stock options, of which 70,000 are performance options.

(3)	Includes 66,014 shares underlying stock options which are fully vested.

(4)	Includes 88,288 shares underlying stock options which are fully vested.

(5)	Includes 106,986 shares underlying stock options which are fully vested.

(6)	Includes 57,945 shares underlying stock options which are fully vested.

(7)	Includes 25,000 shares underlying stock options which are fully vested.

(8)	The address for Ms. Braun is 100 Town Square Place, Suite 204, Jersey City, NJ 07310. Ms. Braun holds 2,033,252 shares in her name and 25,000 shares as custodian for her children.

(9)	The address for Ashford Capital Management, Inc. is One Walker’s Mill Road, Wilmington, DE 19807. Theodore H. Ashford III has the voting authority with respect to 1,406,963 shares.

(*)	Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Except for the cash and equity compensation arrangements of our directors and executive officers discussed above under “Director Compensation” and “Executive Compensation,” there were no transactions since December 31, 2015, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of 5% or more of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors presently consists of six members. Our Board of Directors has determined that each of Ms. Bernard, Messrs. Sandelman, Beatty and O’Connell Jr. are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the three months ended December 31, 2015 for professional services rendered by the principal accountant for the audit of the registrant's financial statements as of December 31, 2015 and for the three months then ended included in the registrant's Transitional Form 10-K for the three months ended December 31, 2015 were $25,000.

Audit-Related Fees

No aggregate fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the three months ended, 2015.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the three months ended December 31, 2015.

All Other Fees

There were no other fees associated with the 3 months ended December 31, 2015.

Audit Committee Pre-Approval Policies

Our Audit Committee has approved the principal accountant's performance of services for the audit of the registrant's financial statements included in our Transitional Form 10-K for the three months ended December 31, 2015. Audit-related fees, tax fees, and all other fees, if any, are approved by the Audit Committee.

Work Performed by Others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the three months ended December 31, 2015 that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of SITO Mobile, Ltd. filed with the Secretary of State, State of Delaware September 25, 2013 (Incorporated by reference to Exhibit 3.5 to the registrant's Registration Statement on Form S-1 file on November 6, 2013).
3.2	Certificate of Amendment to the Certificate of Incorporation filed with the Secretary of State of Delaware on September 26, 2014 (Incorporated by reference to current report on 8-K filed September 30, 2014).
3.4	Amended and Restated Bylaws of Hosting Site Network, Inc. (currently known as SITO Mobile, Ltd.) Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 2 to the registrant’s Registration Statement on Form SB-2, filed February 8, 2002.
3.5	Amended and Restated Bylaws of SITO Mobile, Ltd. (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K).
10.3	Services Agreement 20071210.103.C Between SITO Mobile Solutions, Inc. and AT&T Services, Inc. dated April 11, 2008. Incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.
10.3.1	Amendment 20071210.103.A.001 to the Services Agreement 20071210.103.C Between SITO Mobile Solutions, Inc., and AT&T Services, Inc., dated March 20, 2009. Incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K, filed January 14, 2010.
10.3.2	Amendment 20071210.103.A.002 to Services Agreement 20071210.103.C Between SITO Mobile Solutions, Inc. and AT&T Services, Inc., dated October 25, 2010. Incorporated by reference to Exhibit 10.6.2 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
10.3.3	Amendment 20071210.103.A.005 between SITO Mobile Solutions, Inc., and AT&T Services dated October 10, 2014 (Incorporated by reference to Exhibit 10.3.3 to the registrant’s annual report on Form 10-K, filed December 2, 2014).
10.4+	2008 Stock Option Plan for SITO Mobile, Ltd. (formerly Hosting Site Network, Inc.) Incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K, filed July 31, 2008.
10.4.1+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2008 Stock Option Plan. Incorporated by reference to Exhibit 10.7.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
10.6+	2009 Employee and Consultant Stock Plan. Incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form S-8 (SEC File No. 333-163557), filed December 8, 2009.
10.6.1+	Form of stock grant acknowledgement letter under 2009 Employee and Consultant Stock Plan. Incorporated by reference to Exhibit 10.16.1 to the registrant’s Registration Statement on Form S-1, filed November 12, 2010.
10.7+	2010 Stock Option Plan. Incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K, filed December 29, 2010.
10.7.1+	Certificate regarding amendment of 2010 Stock Plan. Incorporated by reference to Exhibit 10.32.1 to the registrant’s registration statement on Form S-1, filed June 24, 2011.
10.7.2+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2010 Stock Plan. Incorporated by reference to Exhibit 10.32.2 to the registrant’s registration statement on Form S-1, filed June 24, 2011.
10.8+	Employment letter agreement, between James Orsini and us, dated March 10, 2011. Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed May 16, 2011.
10.9+	Amendment of employment letter agreement, between James Orsini and us, dated May 16, 2011. Incorporated by reference to Exhibit 10.33.1 to the registrant’s registration statement on Form S-1, filed June 24, 2011.
10.10+	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed February 13, 2012.
10.11	Form of Warrant replacing Stock Option in favor of Pharmacy Management Strategies LLC, dated June 28, 2011. Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed May 18, 2012 .
10.11.1	Joint Marketing Agreement between Pharmacy Management Strategies LLC and SITO Mobile Solutions, Inc., dated March 12, 2012 (Incorporated by reference to Exhibit 3.5 to the registrant's Registration Statement on Form S-1 file on November 6, 2013).
10.12	Settlement Agreement and Mutual General Release, among Soapbox Mobile, Inc. with, by and including all Common Shareholders collectively and individually and us, effective March 30, 2012. Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed May 18, 2012.
10.12.1	Perpetual Exclusive License Agreement among Soapbox Mobile, Inc. and us, effective March 30, 2012. Incorporated by reference to Exhibit 10.1.1 to the registrant’s Quarterly Report on Form 10-Q, filed May 18, 2012.

10.13+	Board of Directors Service Letter Agreement between Jonathan E. Sandelman and us dated December 10, 2012. Incorporated by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K, filed January 2, 2013.
10.14+	Employment letter agreement between Kurt Streams and us, dated October 18, 2013. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed October 21, 2013.
10.15	Patent License and Settlement Agreement, dated November 12, 2013 (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed November 14, 2013).
10.16	Consulting Agreement between Peter Holden and the Company dated as of October 10, 2013 (Incorporated by reference to Exhibit 10.30 to the registrant’s annual report on Form 10-K, filed December 9, 2014).
10.17	Joint Licensing Agreement entered into as of April 21, 2014 between VideoStar, LLC and Television Technology LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed August 12, 2014).
10.18	Share Purchase Agreement, dated July 24, 2014, by and among the Company and Doublevision Networks, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed July 29, 2014).
10.19	Revenue Sharing and Note Purchase Agreement, dated October 3, 2014 (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed October 9, 2014).
10.20	Subscription Agreement, dated October 3, 2014, (Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed October 9, 2014).
10.21+	Board of Directors Service Letter Agreement between Betsy J. Bernard and SITO Mobile, Ltd dated July 15, 2014 (Incorporated by reference to Exhibit 10.31 to the registrant’s annual report on Form 10-K, filed December 2, 2014).
10.22+	Board of Directors Service Letter Agreement between Joseph A. Beatty and SITO Mobile, Ltd dated September 9, 2014 (Incorporated by reference to Exhibit 10.32 to the registrant’s annual report on Form 10-K, filed December 2, 2014).
10.23+	Board of Directors Service Letter Agreement between Philip B. Livingston and us dated November 10, 2014 (Incorporated by reference to Exhibit 10.33 to the registrant’s annual report on Form 10-K, filed December 2, 2014).
10.24	Asset Purchase Agreement dated as of July 8, 2015 by and among SITO Mobile, Ltd., SITO Mobile Solutions, Inc., Hipcricket, Inc. and solely for purposes of Section 10.10, ESW Capital LLC dated as of January 20, 2015 (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed July 13, 2015).
21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to the registrant’s annual report on Form 10-K, filed December 2, 2014).
23.1*	Consent of RBSM, LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITO Mobile, Ltd.

Date: June 17, 2016	By:	/s/ Jerry Hug
Jerry Hug
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 17, 2016	By:	/s/ Kurt Streams
Kurt Streams
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 17, 2016	/s/ Jerry Hug
Jerry Hug, Chief Executive Officer
and Director (Principal Executive Officer)

Date: June 17, 2016	/s/ Betsy J. Bernard
Betsy J. Bernard, Director

Date: June 17, 2016	/s/ Jonathan Sandelman
Jonathan E. Sandelman, Director

Date: June 17, 2016	/s/ Peter D. Holden
Peter D. Holden, Director

Date: June 17, 2016	/s/ Joseph A. Beatty
Joseph A. Beatty, Director

Date: June 17, 2016	/s/ Richard O’Connell, Jr.
Richard O’Connell, Jr., Director

805 Third Avenue New York, NY 10022 212.838-5100 212.838.2676/ Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SITO Mobile, Ltd.

We have audited the accompanying consolidated balance sheet of SITO Mobile, Ltd. (the “Company”) as of December 31, 2015, and the related consolidated statement of operations, stockholders’ equity and cash flows for the three month period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SITO Mobile, Ltd. at December 31, 2015, and the consolidated results of its operations and its cash flows for the period then ended, in conformity with U.S. generally accepted accounting principles.

New York, NY

June 17, 2016

SITO Mobile, Ltd.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31,	September 30,
	2015	2015

Assets
Current assets
Cash and cash equivalents	$2,615,184	$2,004,139
Accounts receivable, net - current portion	6,167,816	4,265,481
Other prepaid expenses	123,692	312,606

Total current assets	8,906,692	6,582,226

Property and equipment, net	585,356	610,161

Other assets
Accounts receivable, net	-	225,000
Capitalized software development costs, net	1,600,813	1,403,397
Intangible assets:
Patents	445,473	493,952
Patent applications cost	897,087	826,074
Other intangible assets, net	1,714,477	1,837,227
Goodwill	6,444,225	6,444,225
Deferred loan costs, net	78,116	92,842
Other assets including security deposits	84,829	83,576

Total other assets	11,265,020	11,406,293

Total assets	$20,757,068	$18,598,680

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31,	September 30,
	2015	2015

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,828,600	$2,339,189
Accrued expenses	1,277,896	1,062,097
Deferred revenue	532,909	595,669
Current obligation under capital lease	11,699	15,858
Note payable, net - current portion	3,984,219	3,575,024

Total current liabilities	10,635,323	7,587,837

Long-term liabilities
Obligations under capital lease	6,201	7,023
Note payable	4,934,966	5,690,124

Total long-term liabilities	4,941,167	5,697,147

Total liabilities	15,576,490	13,284,984

Commitments and contingencies - See notes 15	-	-

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 17,155,478 shares issued and outstanding as of December 31, 2015 and as of September 30, 2015, respectively	17,156	17,156
Additional paid-in capital	144,538,247	144,234,264
Accumulated deficit	(139,374,825)	(138,937,724)

Total stockholders' equity	5,180,578	5,313,696

Total liabilities and stockholders' equity	$20,757,068	$18,598,680

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For the Three Months Ended
	December 31,
	2015	2014
		(Unaudited)
Revenue
Media placement	$5,336,102	$1,289,089
Wireless applications	1,622,325	2,424,766
Licensing and royalties	245,328	133,581
Total Revenue	7,203,755	3,847,436

Costs and Expenses
Cost of revenue	3,449,256	1,848,187
Sales and marketing	1,880,038	672,071
General and administrative	1,620,538	1,380,854
Depreciation and amortization	219,225	65,197

Total costs and expenses	7,169,057	3,966,309

Income (Loss) from operations	34,698	(118,873)

Other Expenses
Interest expense	(471,799)	(417,378)

Net loss before income taxes	(437,101)	(536,251)

Provision for income taxes	-	-

Net loss	$(437,101)	$(536,251)

Basic and diluted loss per share	$(0.03)	$(0.03)

Weighted average shares outstanding	17,155,478	15,326,275

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015

(AUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - September 30, 2015	17,155,478	17,156	144,234,264	(138,937,724)	5,313,696

Compensation recognized on option and warrant grants	-	-	153,928	-	153,928
Warrant receivable	-	-	150,055	-	150,055
Net loss for the three months ended December 31, 2015	-	-	-	(437,101)	(437,101)

Balance - December 31, 2015	17,155,478	$17,156	$144,538,247	$(139,374,825)	$5,180,578

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the Three Months Ended
	December 31,
	2015	2014
		(Unaudited)
Cash Flows from Operating Activities
Net loss	$(437,101)	$(536,251)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	47,996	24,174
Amortization expense - software development costs	219,776	123,547
Amortization expense - patents	48,479	41,023
Amortization expense - discount of debt	168,516	128,897
Amortization expense - deferred costs	14,726	11,264
Amortization expense - intangible assets	122,750	-
Loss on disposition of assets	-	2,950

Stock based compensation	153,928	180,814
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(1,677,335)	(715,649)
Decrease in prepaid expenses	188,914	67,078
(Increase) in other assets	(1,253)	(50,655)
Increase in accounts payable	2,489,411	737,907
Increase (decrease) in accrued expenses	215,799	(119,839)
(Decrease) increase in deferred revenue	(62,760)	374,067
Increase (decrease) in accrued interest	152,189	(506,031)

Net cash provided (used) in operating activities	1,644,035	(236,704)

Cash Flows from Investing Activities
Patents and patent applications costs	(71,013)	(119,067)
Purchase of property and equipment	(23,191)	(21,843)
Capitalized software development costs	(417,192)	(246,791)

Net cash used in investing activities	$(511,396)	$(387,701)

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the Three Months Ended
	December 31,
	2015	2014
		(Unaudited)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$150,055	$1,000,000
Proceeds from issuance of note payable	-	8,205,816
Principal reduction on obligation under capital lease	(4,981)	(4,924)
Principal reduction on repayment of debt	(666,668)	-
Principal reduction on convertible debt	-	(3,708,000)

Net cash (used in) provided by financing activities	(521,594)	5,492,892

Net increase in cash and cash equivalents	611,045	4,868,487

Cash and cash equivalents - Beginning of period	2,004,139	620,185

Cash and cash equivalents - Ending of period	$2,615,184	$5,488,672

Supplemental Information:

Interest expense paid	$136,369	$781,143
Income taxes paid	$-	$-
Non-cash investing and financing activities:

For the three months ended December 31, 2015

During the three months ended December 31, 2015, the Company recognized stock-based compensation expense totaling $153,928, through the vesting of 328,360 common stock options.

See accompanying notes.

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

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

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

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

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

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

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services and property. The non-cash consideration paid pertains to consulting services, the acquisition of a software license, the acquisition of DoubleVision Networks Inc. and assets purchased from Hipcricket, Inc. (See Notes 16 and 17).

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

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

In general, licensing and royalty revenue arrangements provide for the payment of contractually determined fees in consideration for the patented technologies owned by or controlled by the Company’s operating subsidiary. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. Pursuant to the terms of these agreements, the Company’s operating subsidiary may have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s operating subsidiary’s part to maintain or upgrade the technology, or provide future support or services Generally, the agreements provide for the grant of licenses, covenants-not-to-sue, releases, and other significant deliverables upon the execution of the agreement, or upon the receipt of the minimum upfront payment for term agreement renewals. As such, when the Company has no further obligation under the agreement, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all the other revenue recognition criteria have been met, otherwise the Company recognizes revenue on a straight-line basis over the life of the agreement based on the contractually determined fees.

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

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

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

During the three months ending December 31, 2015, two customers accounted for 40% of our revenue, comprised of 22% from contracts with five customers covered under our master services agreement with AT&T, and 18% from multiple contracts under one media placement customer. Of the Company’s revenue earned during the three months ended December 31, 2014, approximately 64% was generated from contracts with eight customers covered under the Company’s master services agreement with AT&T.

The Company’s accounts receivable is typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2015 and 2014, two customers accounted for 42% and 51%, respectively, of the Company’s net accounts receivable balance, respectively.

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

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

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

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

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

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	December 31, 2015	September 30, 2015

Accounts receivable	$6,212,600	$4,738,859
Less allowance for bad debts	(44,784)	(248,378)
	6,167,816	4,490,481
Less current portion	(6,167,816)	(4,265,481)
Long-term portion	$-	$225,000

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

On November 12, 2013, the Company entered into an agreement with an unrelated third party regarding its usage since October 2010 of certain Company patented intellectual property. Under the agreement, the Company receives a total of $750,000 and granted extended payment terms that consist of a $100,000 payment received in November 2013, a $200,000 payment received in November 2014, a $225,000 payment to be received in November 2015 and a $225,000 payment to be received in November 2016. The Company has no obligations under the agreement. An amendment to the patent license agreement was signed on December 4, 2015 in which the Company received the full payment on the remaining balance of the original agreement plus an additional $100,000.

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

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

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

Notes to Consolidated Financial Statements

(Audited)

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
$445,473

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

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
$1,714,477

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

Software license

On March 30, 2012, the Company acquired an exclusive perpetual license to utilize the “Anywhere” software and related source code from Soap Box Mobile, Inc. (“Soapbox”), a company in which the Company’s Executive Chairman at the time owned a majority preferred interest of the license grant. The Company paid $785,000 in cash and 20,000 shares of Company common stock for the exclusive perpetual license, of which the former Executive Chairman received $755,000 under terms of a November 27, 2012 agreement. During the year ended December 31, 2015 due to lower than previously expected cash flows as a result of the decrease in the software usage, we determined that indicators of impairment existed with respect to the "Anywhere" software license. As a result of our assessment we determined that projected future cash flows associated with the "Anywhere" software license were not sufficient to support the recoverability of the carrying value of the software license. Accordingly, during the third quarter of 2015, an asset impairment charge of $831,000 was recorded as Impairment of long-lived asset in the Consolidated Statements of Operations for the year ended December 31, 2015.

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

7.	Accrued Expenses

The following is a summary of accrued expenses:

	December 31, 2015	September 30, 2015

Accrued applications costs	$168,983	$103,959
Accrued payroll and related expenses - unrelated parties	380,943	288,657
Accrued professional fees	627,124	415,665
Other accrued expenses	100,846	253,816
	$1,277,896	$1,062,097

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

8.	Capital Leases

The Company leases various office equipment under multiple capital leases that expire in 2016 and 2018. The equipment has a cost of $66,272.

Minimum future lease payments under the capital leases at December 31, 2015 for each of the next four years and in the aggregate are as follows:

Year Ending December 31,
2016	$12,340
2017	3,790
2018	2,842
2019	-
Total minimum lease payments	18,972
Less amount representing interest	(1,072)
Present value of net minimum lease payments	$17,900

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

As of December 31, 2015, the Company has a net operating loss carryover of approximately $39,600,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2035, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. We adopted the provisions of ASC 740-10-50. We had no material unrecognized income tax assets or liabilities for the three months ended December 31, 2015or for the three months ended December 31, 2014.

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

(Audited)

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

(Audited)

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

During the three months ended December 31, 2015, the Company recognized stock-based compensation expense totaling $153,928, through the vesting of 328,360 common stock options. During the three months ended December 31, 2014, the Company recognized stock-based compensation expense totaling $180,814, of which $99,267 was recognized through the vesting of 125,000 common stock options, and $81,547 from the amortization of prepaid consulting fees compensated through the granting of 575,000 options.

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

12.	Related Party Transactions

On April 21, 2014 (the “Effective Date”), SITO Mobile R&D IP, LLC, the Company’s wholly-owned subsidiary, through a joint venture arrangement organized as a limited liability company (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV grants the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“Patents”), including an exclusive license to assert the Patents against certain infringing parties in the media distribution industry. In exchange for the License, the Licensee will pay an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”). Commencing three years from the Effective Date, the Licensee may each year, at its sole option, pay a $1,250,000 license fee to renew the License for every year for four additional years. Once the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License is deemed to be perpetual. For Patents infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid and litigation costs incurred (“Share of Proceeds”). SITO Mobile R&D IP, LLC and its joint venture partner will serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee will be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting Licensee in such litigation, including attorneys’ fees. The Licensee will pay the Annual Fee and any Share of Proceeds to the JV. Proceeds received by the JV are shared by SITO Mobile R&D IP, LLC and PMC on a 30% and 70% basis, respectively. In the event that the Licensee does not assert any infringement actions under its rights in the License within five years of the Effective Date, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee. For the three months ended December 31, 2015 and 2014, the Company amortized $94,262 and $94,521 in revenue. As of December 31, 2015 the Company has $114,754 in deferred revenue under the Licensing Agreement.

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

Notes to Consolidated Financial Statements

(Audited)

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

During the three months ended December 31, 2015, the Company did not issue shares of common stock.

During the three months ended December 31, 2014, the Company issued 261,954 shares of common stock for which the Company received $1,000,000 in gross proceeds.

Warrants

During the three months ended December 31, 2015, no warrants were granted or exercised, and 2,500 warrants expired.

During the three months ended December 31, 2014, no warrants were granted or exercised, and 360,000 warrants expired.

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

Options

During the three months ended December 31, 2015, the Company granted options to Directors and employees as follows:

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

During the three months ended December 31, 2015, the Company recognized stock-based compensation expense totaling $153,928, through the vesting of 328,360 common stock options. During the three months ended December 31, 2014, the Company recognized stock-based compensation expense totaling $180,814, of which $99,267 was recognized through the vesting of 125,000 common stock options, and $81,547 from the amortization of prepaid consulting fees compensated through the granting of 575,000 options.

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

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

Of the 2,593,257 options and warrants outstanding, 1,972,931 are fully vested and currently available for exercise.

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
$834,566

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

Incentive Compensation

On November 21, 2014, the Company approved a compensation plan for the executive officers of the Company which provides for the payment of a cash bonus and an equity grant of performance options to the Company’s Chief Executive Officer and its Chief Financial Officer (the “Executives”). Each Executive is eligible for an annual cash bonus, based upon net revenue, gross margins, and individual key performance indicators, set annually by the Company’s Compensation Committee (the “Target Performance”). The target bonus for the Chief Executive Officer is 50% of his base salary and for the Chief Financial Officer, the target bonus is 40% of his base salary. Eighty percent of the cash bonus is based upon the target net revenues and gross margins of the Company with 20% of the cash bonus based upon individual key performance indicators. Fifty percent of the target cash bonus will be paid if threshold performance of 80% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 150% of the cash bonus paid if 120% of the Target Performance is achieved. As of December 31, 2015, the Company has paid $172,437 in compensation expense for the potential incentive cash bonuses. The equity grant component of the compensation plan provides for the grant of 105,000 performance options to purchase shares of Company common stock to the Chief Executive Officer and 42,000 performance options to purchase shares of Company common stock to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three year increments commencing on the grant date and are exercisable at a price of $2.805. As of September 30, 2015, the Company reduced the performance options to 63,090 options for the Chief Executive Officer and 25,236 options for the Chief Executive Officer based on the actual achievement of the key performance indicators. During the three months ended December 31, 2015, the company recognized $19,682 in stock compensation expense for the performance options.

On November 18, 2015, the Company approved a compensation plan for the executive officers of the Company which provides for the payment of a cash bonus and an equity grant of performance options to the Company’s Chief Executive Officer and its Chief Financial Officer (the “Executives”). Each Executive is eligible for an annual cash bonus, based upon net revenue, and gross margins, set annually by the Company’s Compensation Committee (the “Target Performance”). The target bonus for the Chief Executive Officer is 50% of his base salary, and for the Chief Financial Officer the target bonus is 40% of his base salary. Forty eight percent of the cash bonus is based upon the target net revenues and 32% of the cash bonus is based upon gross margins of the Company. Seventy percent of the target cash bonus will be paid if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 120% of the cash bonus paid if 120% of the Target Performance is achieved. As of December 31, 2015, the Company has accrued $52,080 in compensation expense for the potential incentive cash bonuses. The equity grant component of the compensation plan provides for the grant of 150,000 performance options to purchase shares of Company common stock to the Chief Executive Officer and 70,000 performance options to purchase shares of Company common stock to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three year increments commencing on the grant date and are exercisable at a price of $3.51. During the three months ended December 31, 2015, the company recognized $26,324 in stock compensation expense for the performance options.

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

On November 18, 2015, the Company approved a compensation plan for three Employees of the Company which provides for the payment of a cash bonus and an equity grant of performance options. Two of the Employees are eligible for an annual cash bonus, based upon net revenue, and gross margins, set annually by the Company’s Compensation Committee (the “Target Performance”). The target bonus is 20% of his base salary. Seventy percent of the cash bonus is based upon the target net revenues and 30% of the cash bonus is based upon gross margins of the Company. Seventy percent of the target cash bonus will be paid if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 120% of the cash bonus paid if 120% of the Target Performance is achieved. As of December 31, 2015, the Company has accrued $18,737 in compensation expense for the potential incentive cash bonuses. The equity grant component of the compensation plan provides for the grant of 28,000 performance options to purchase shares of Company common stock to each of the three Employees, with the number of performance options to be received by each of the Employees based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three year increments commencing on the grant date and are exercisable at a price of $3.51. During the three months ended December 31, 2015, the company recognized $12,340 in stock compensation expense for the performance options.

16.	DoubleVision Acquisition

On July 24, 2014, the Company acquired all of the outstanding capital stock of DoubleVision, a provider of mobile media for clients looking to place advertisements in mobile devices based on real-time data.  With this acquisition, the Company integrated DoubleVision’s ability to provide real-time advertising in its mobile media market with our product offerings.  The contractual price for the acquisition was $3,680,000 by issuing 800,000 shares of the Company’s common stock to DoubleVision’s shareholders at an agreed-upon valuation of $4.10 per share, plus a cash payment of $400,000 to one of DoubleVision’s creditors.

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

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

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

Pro forma Information

The following unaudited pro forma information presents the consolidated results of operation of the company as if the acquisition completed during the year ended September 30, 2014 had occurred at the beginning of the applicable reporting period, with pro forma adjustments to give effect to intercompany transactions to be eliminated, amortization of intangible assets, share-based compensation, and transaction costs directly associated with the acquisition:

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

Notes to Consolidated Financial Statements

(Audited)

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

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

(Audited)

Pro forma Information

The following unaudited pro forma information presents the consolidated results of operation of the company as if the acquisition completed during the year ended September 30, 2015 had occurred at the beginning of the applicable reporting period, with pro forma adjustments to give effect to intercompany transactions to be eliminated, amortization of intangible assets, share-based compensation, and transaction costs directly associated with the acquisition:

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

Entry into a Material Definitive Agreement

On March 1, 2016, SITO Mobile, Ltd. (the “Company”) entered into Amendment No.1 (the “Amendment”) to that certain Revenue Sharing and Note Purchase Agreement, by and among the Company, SITO Mobile Solutions, Inc., SITO Mobile R&D IP, LLC, Fortress Credit Co LLC, and the Purchasers signatory thereto, dated as of October 3, 2014 (the “Agreement”). Pursuant to the terms of the Amendment, principal payment on the Notes issued pursuant to the Agreement shall be reduced from $333,333 to $175,000 for the period commencing on the last business day of February 2016 through the last business day of February 2017 and from $333,333 to $300,000 for the period commencing on the last business day of March 2017 to the last day of business on February 2018, with the final payment on the last business day on March 2018 increased to repay the remaining principal in full. In consideration for the Amendment, the Company agreed to pay a restructuring fee of $100,000 and issue 200,000 shares of its common stock to the Purchasers.

Amendments to Articles of Incorporation or Bylaws

On March 1, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation to reduce the number of authorized shares of common stock from 300,000,000 to 100,000,000 shares.

Change in Fiscal Year

On May 5, 2016 the Board of Directors of the Company approved a change in the Company’s fiscal year from September 30 to December 31, effective immediately. . Also on May 5, 2016, the Company’s Board of Directors approved an amendment to its bylaws to include a forum selection provision.

Options

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

On February 2, 2016, the Company granted 140,000 options with a 2.58 exercise price to Directors and employees.

On May 5, 2016, the Company granted 394,856 options with a $2.95 exercise price to Directors, Executives and employees. On May 16, 2016, the Company cancelled 15,000 options with an exercise price of $6.30 granted on May 16, 2011, and 25,500 options with an exercise price of $4.69 granted on November 30, 2012.

