Form 10-K/A
period 2015-09-30
SITO MOBILE, LTD.
filed 2016-07-01
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

This annual report on Form 10-K/A (“Form 10-K/A”) is being filed to amend our annual report on Form 10-K for the year ended September 30, 2014 (the “Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (“SEC”) on November 25, 2015. The Original Form 10-K included consolidated financial statements of the Company as of September 30, 2014 and for the year then ended that were audited by our prior independent registered public accounting firm, L.L. Bradford & Company, LLC (“L.L. Bradford”) . On January 6, 2016, the Company was advised by the SEC that it had taken action to suspend L.L. Bradford’s privilege to practice before the SEC. Accordingly this Form 10-K/A is being filed to include consolidated financial statements of the Company as of September 30, 2014 and for the year then ended which have been re-audited by our independent registered accounting firm, RBSM, LLP.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-K/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

We have not updated the information contained herein for events occurring subsequent to November 25, 2015, the filing date of the Original Form 10-K.

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

Also in connection with the filing of this annual report on Form 10-K, our current Audit Committee reviewed and the Chairman of our Audit Committee discussed with representatives of RBSM, LLP, our audited financial statements for the year ended September 30, 2014 with the Board of Directors, and the matters required to be discussed by the Statement on Auditing Standards, as amended.

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

SITO Mobile, Ltd.

Date: July 1, 2016	By:	/s/ Jerry Hug
Jerry Hug
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 1, 2016	By:	/s/ Kurt Streams
Kurt Streams
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 1, 2016	/s/ Jerry Hug
Jerry Hug, Chief Executive Officer
and Director (Principal Executive Officer)

Date: July 1, 2016	/s/ Betsy J. Bernard
Betsy J. Bernard, Director

Date: July 1, 2016	/s/ Jonathan Sandelman
Jonathan E. Sandelman, Director

Date: July 1, 2016	/s/ Peter D. Holden
Peter D. Holden, Director

Date: July 1, 2016	/s/ Joseph A. Beatty
Joseph A. Beatty, Director

Date: July 1, 2016	/s/ Richard O’Connell, Jr.
Richard O’Connell, Jr., Director

805 Third Avenue New York, NY 10022 212.838-5100 212.838.2676/ Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SITO Mobile, Ltd.

We have audited the accompanying consolidated balance sheets of SITO Mobile, Ltd. (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SITO Mobile, Ltd. at September 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

New York, NY

June 30, 2016

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

SITO Mobile, Ltd.

Notes To Consolidated Financial Statements

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