Form 10-Q
period 2016-06-30
SITO MOBILE, LTD.
filed 2016-08-15
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of each of the issuer's classes of common equity as of August 15, 2016: 17,377,520 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SITO Mobile, Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,682,785	$2,615,184
Accounts receivable, net	8,819,725	6,167,816
Other prepaid expenses	91,055	123,692

Total current assets	10,593,565	8,906,692

Property and equipment, net	492,010	585,356

Other assets
Capitalized software development costs, net	1,846,330	1,600,813
Intangible assets:
Patents	406,546	445,473
Patent applications cost	928,969	897,087
Other intangible assets, net	1,574,507	1,714,477
Goodwill	6,444,225	6,444,225
Deferred loan costs, net	56,520	78,116
Other assets including security deposits	108,938	84,829

Total other assets	11,366,035	11,265,020

Total assets	$22,451,610	$20,757,068

See accompanying notes.

SITO Mobile, Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,837,561	$4,828,600
Accrued expenses	1,795,234	1,277,896
Deferred revenue	563,976	532,909
Current obligations under capital lease	3,320	11,699
Note payable, net - current portion	2,068,450	3,984,219

Total current liabilities	11,268,541	10,635,323

Long-term liabilities
Obligations under capital lease	4,510	6,201
Note payable	5,315,989	4,934,966

Total long-term liabilities	5,320,499	4,941,167

Total liabilities	16,589,040	15,576,490

Commitments and contingencies - See notes 17

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 17,357,520 shares issued and outstanding as of June 30, 2016 and $.001 par value; 300,000,000 shares authorized, 17,157,520 shares issued and outstanding as of December 31, 2015	17,356	17,156
Additional paid-in capital	145,665,480	144,538,247
Accumulated deficit	(139,820,266)	(139,374,825)

Total stockholders' equity	5,862,570	5,180,578

Total liabilities and stockholders' equity	$22,451,610	$20,757,068

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue
Media placement	$8,297,880	$2,154,030	$13,159,380	$3,781,530
Wireless applications	1,454,428	1,387,313	2,945,078	3,391,629
Licensing and royalties	125,946	139,535	261,365	274,539
Total revenue	9,878,254	3,680,878	16,365,823	7,447,698

Costs and Expenses
Cost of revenue	4,430,522	1,807,237	7,487,118	3,423,210
Sales and marketing	2,662,886	905,285	4,762,905	1,781,574
General and administrative	1,454,056	1,474,156	3,351,324	2,638,908
Depreciation and amortization	160,444	77,361	324,804	145,442

Total costs and expenses	8,707,908	4,264,039	15,926,151	7,989,134

Income (loss) from operations	1,170,346	(583,161)	439,672	(541,436)

Other Income (Expense)
Interest income	-	-	-	54,323
Interest expense	(445,091)	(454,199)	(885,113)	(888,758)

Net income (loss) before income taxes	725,255	(1,037,360)	(445,441)	(1,375,871)

Provision for income taxes	-	-	-	-

Net income (loss)	$725,255	$(1,037,360)	$(445,441)	$(1,375,871)

Basic earnings (loss) per share	$0.04	$(0.07)	$(0.02)	$(0.09)
Basic weighted average shares outstanding	17,355,478	15,404,817	17,288,445	15,385,645

Diluted earnings (loss) per share	$0.04	$-	$-	$-
Diluted weighted average shares outstanding	19,831,509	-	-	-

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2014	15,334,817	$15,335	$138,006,669	$(134,945,782)	$3,076,222

Shares issued on exercise of stock warrants	833,700	834	2,108,221	-	2,109,055
Shares issued for payment of services	70,000	70	209,930	-	210,000
Effect of reverse stock split	2,042	-	138,013	-	138,013
Additional shares issued in acquisition of DoubleVision	296,401	296	1,066,748	-	1,067,044
Additional shares issued in acquisition of intangible assets	620,560	621	2,543,676	-	2,544,297
Compensation recognized on option grants	-	-	539,990	-	539,990
Stock issuance costs	-	-	(75,000)	-	(75,000)
Net loss for the year ended December 31, 2015	-	-	-	(4,429,043)	(4,429,043)

Balance - December 31, 2015	17,157,520	17,156	144,538,247	(139,374,825)	5,180,578

Compensation recognized on option grants	-	-	559,433	-	559,433
Issuance of stock for restructuring of debt	200,000	200	567,800	-	568,000
Net loss for the six months ended June 30, 2016	-	-	-	(445,441)	(445,441)

Balance - June 30, 2016	17,357,520	$17,356	$145,665,480	$(139,820,266)	$5,862,570

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Cash Flows from Operating Activities
Net income (loss)	$725,255	$(1,037,360)	$(445,441)	$(1,375,871)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	43,263	35,419	86,715	60,548
Amortization expense - software development costs	271,199	175,001	523,693	326,412
Amortization expense - patents	49,431	43,645	98,119	84,894
Amortization expense - discount of debt	198,910	152,585	369,986	292,965
Amortization expense - deferred costs	9,432	13,334	21,596	25,600
Amortization expense - intangible assets	67,750	-	139,970	-
Provision for bad debt	95,005	-	346,877	5,500
Loss on disposition of assets	-	-	4,631	-
Stock based compensation	185,931	147,299	559,433	297,265
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(2,675,931)	(794,502)	(2,998,787)	(823,343)
Decrease (increase) in prepaid expenses	42,649	(134,215)	32,638	(104,682)
(Increase) decrease in other assets	(10,794)	(250)	(9,964)	370
Increase (decrease) in accounts payable	1,375,634	(1,032,077)	2,007,472	(596,517)
Increase (decrease) in accrued expenses	234,611	129,690	517,340	(33,818)
Increase in deferred revenue	249,054	308,669	31,067	123,559
Increase in accrued interest	60,474	83,513	129,935	163,622

Net cash provided by (used in) operating activities	921,873	(1,909,249)	1,415,280	(1,553,495)

Cash Flows from Investing Activities
Patents and patent applications costs	(41,449)	(74,148)	(91,074)	(199,572)
Purchase of property and equipment	(9,852)	(225,000)	(12,147)	(332,321)
Capitalized software development costs	(342,673)	(340,350)	(769,210)	(656,245)

Net cash used in investing activities	$(393,974)	$(639,498)	$(872,431)	$(1,188,138)

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$-	$-	$-	$50,000
Restructuring of debt	-	-	(100,000)	-
Principal reduction on obligation under capital lease	(3,564)	(4,911)	(8,580)	(9,788)
Principal reduction on repayment of debt	(525,000)	-	(1,366,668)	-
Repayments on related party loans	-	525,000	-	-

Net cash (used in) provided by financing activities	(528,564)	520,089	(1,475,248)	40,212

Net decrease in cash and cash equivalents	(665)	(2,028,658)	(932,399)	(2,701,421)

Cash and cash equivalents - beginning of period	1,683,450	4,815,907	2,615,184	5,488,672

Cash and cash equivalents - ending of period	$1,682,785	$2,787,249	$1,682,785	$2,787,251

Supplemental Information:

Interest expense paid	$115,812	$204,685	$297,657	$406,566
Income taxes paid	$17,729	$4,600	$17,729	$4,600

Non-cash investing and financing activities:

For the six months ended June 30, 2016

During the six months ended June 30, 2016, the Company recognized stock-based compensation expense totaling $559,433, through the vesting of 120,000 common stock options.

During the six months ended June 30, 2016, the Company issued 200,000 shares of its common stock to Fortress Credit Co LLC at $2.84 per share for an aggregate amount $568,000, in consideration for the amendment of the Note Purchase Agreement.

For the six months ended June 30, 2015

During the six months ended June 30, 2015, the Company issued 35,000 shares of its common stock at $3.40 per share for an aggregate amount of $119,000, in exchange for consulting services.

During the six months ended June 30, 2015, the Company issued 35,000 shares of its common stock at $2.60 per share for an aggregate amount of $91,000, in exchange for consulting services.

During the six months ended June 30, 2015, the Company issued 296,402 of its common stock at $3.60 per share for an aggregate amount of $1,067,044 in connection with the acquisition of DoubleVision Networks Inc. ("DoubleVision") that represents a noncash increase in goodwill. Under the terms of the Purchase and Sale Agreement, the earn-out provision could cause the Company to issue additional shares of the Company’s common stock to the former DoubleVision shareholders if the Company’s media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold.

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

2.	Summary of Significant Accounting Policies

Our consolidated financial statements include our accounts, as well as those of our wholly-owned subsidiaries. Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring natures. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K/A for the year ended September 30, 2015 and the audited financial statements and notes to the consolidated financial statements contained in our Transition Report on Form 10-KT for the transition period from September 30, 2015 to December 31, 2015.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2016.

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

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the six months ended June 30, 2016 or for the six months ended June 30, 2015. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense.

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

The value of the stock-based award is determined using the Binomial option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share has been presented for the three months ended June 30, 2016 due to the Company’s net income position for the three months ended June 30, 2016.

Concentrations of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Of the Company’s revenue earned during the six months ended June 30, 2016, approximately 17% was generated from contracts with six customers covered under the Company’s master services agreement with AT&T and approximately 15% was generated from contracts with an advertising agency. Of the Company’s revenue earned during the six months ended June 30, 2015, approximately 44% was generated from contracts with seven customers covered under the Company’s master services agreement with AT&T.

The Company’s accounts receivable is typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of June 30, 2016 and 2015, two customers accounted for 27% and 48%, respectively, of the Company’s net accounts receivable balance, respectively.

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

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	June 30, 2016	December 31, 2015

Accounts receivable	$9,075,443	$6,212,600
Less allowance for bad debts	(255,718)	(44,784)
Accounts receivable, net	$8,819,725	$6,167,816

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

4.	Property and Equipment, net

The following is a summary of property and equipment:

	June 30, 2016	December 31, 2015

Equipment and computer hardware	$664,299	$727,289
Office furniture	220,746	233,219
Leasehold improvements	186,902	186,902
Equipment held under capital lease	66,272	66,272
	1,138,219	1,213,682
Less: accumulated depreciation	(646,209)	(628,326)
	$492,010	$585,356

Depreciation expense for the three and six months ended June 30, 2016 was $43,263 and $86,715, respectively. Depreciation expense for the three and six months ended June 30, 2015 was $35,419 and $60,548, respectively.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

5.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	June 30, 2016	December 31, 2015

Beginning balance	$1,600,813	$762,661
Additions	769,210	1,615,029
Less: accumulated amortization	(523,693)	(776,877)
Ending balance	$1,846,330	$1,600,813

Amortization expense for the three and six months ended June 30, 2016 was $271,199 and $523,693, respectively. Amortization expense for the three and six months ended June 30, 2015 was $175,001 and $326,412, respectively.

As of June 30, 2016, amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending June 30,
2017	$890,728
2018	900,562
2019	55,040
$1,846,330

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

6.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	June 30, 2016	December 31, 2015

Patent costs	$1,416,598	$1,357,407
Less: accumulated amortization	(1,010,052)	(911,934)
	$406,546	$445,473

Amortization expenses for the three and six months ended June 30, 2016 was $49,431 and $98,119, respectively. Amortization expenses for the three and six months ended June 30, 2015 was $43,645 and $84,894, respectively.

A schedule of amortization expense over the estimated remaining lives of the patents is as follows:

Year Ending June 30,
2017	$151,841
2018	60,185
2019	50,336
2020	50,336
Thereafter	93,848
$406,546

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Other Intangible Assets, net

The following is a summary of other intangible asset costs:

	June 30, 2016	December 31, 2015

Technology	$970,000	$970,000
Customer relationships	870,000	870,000
Backlog	-	110,000
Less: accumulated amortization	(265,493)	(235,523)
	$1,574,507	$1,714,477

Amortization expenses for the three and six months ended June 30, 2016 was $67,750 and $139,970, respectively. Amortization expenses for the three and six months ended June 30, 2015 was $0 and $0, respectively. The intangible asset for backlog was fully amortized as of February 2016.

A schedule of amortization expense over the estimated remaining lives of the other intangible assets is as follows:

Year Ending June 30,
2017	$271,000
2018	271,000
2019	271,000
2020	271,000
2021	100,536
Thereafter	389,971
$1,574,507

7.	Accrued Expenses

The following is a summary of accrued expenses:

	June 30, 2016	December 31, 2015

Accrued cost of revenues	$708,089	$168,983
Accrued payroll and related expenses	934,890	380,943
Accrued professional fees	65,705	627,124
Other accrued expenses	86,550	100,846
	$1,795,234	$1,277,896

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

8.	Capital Leases

The Company leases various office equipment under multiple capital leases that expire in 2016 and 2018. The equipment has a cost of $66,272.

Minimum future lease payments under the capital leases at June 30, 2016 for each of the next four years and in the aggregate are as follows:

Year Ending June 30,
2017	$3,790
2018	3,790
2019	947
2020	-
Total minimum lease payments	8,527
Less amount representing interest	(699)
Present value of net minimum lease payments	$7,828

The effective interest rate charged on the capital leases range from approximately 2.25% to 7.428% per annum. The leases provide for a $1 purchase option. Interest charged to operations for the three and six months ended June 30, 2016 was $169 and $375, respectively. Interest charged to operations for the three and six months ended June 30, 2015 was $311 and $655, respectively. Depreciation charged to operations for the three and six months ended June 30, 2016 was $3,314 and $6,627, respectively. Depreciation charged to operations for the three and six months ended June 30, 2015 was $3,314 and $6,627, respectively.

9.	Income Taxes

As of June 30, 2016, the Company has a net operating loss carryover of approximately $39,600,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2035, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. We adopted the provisions of ASC 740-10-50. We had no material unrecognized income tax assets or liabilities for the six months ended June 30, 2016 or for the six months ended June 30, 2015.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three and six months ended June 30, 2016 and 2015, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ending on or before September 30, 2012 or California state income tax examination by tax authorities for years ending on or before September 30, 2011. We are not currently involved in any income tax examinations.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

10.	Note Payable

	June 30, 2016	December 31, 2015
Notes Payable:
Principal outstanding	$7,966,664	$9,333,332
Accrued Interest	396,930	319,418
Accrued Termination Fee	212,799	160,376
	8,576,393	9,813,126
Less: discount on note payable	(1,191,954)	(893,941)
	7,384,439	8,919,185
Less: current portion, net	(2,068,450)	(3,984,219)
Long-term portion, net	$5,315,989	$4,934,966

Scheduled maturities on long-term debt are as follows:

Years ending June 30	Principal	Discount Amortization	Accrued Interest	Accrued Termination Fee	Total
2017	$2,775,000	$(761,846)	$55,296	$-	$2,068,451
2018	5,191,664	(430,108)	341,633	212,799	5,315,988
	$7,966,664	$(1,191,954)	$396,930	$212,799	$7,384,439

On October 3, 2014, the Company and its wholly owned subsidiaries, SITO Mobile Solutions Inc. and SITO Mobile R&D IP LLC, entered into a Revenue Sharing and Note Purchase Agreement (the “Agreement”) with Fortress Credit Co LLC, as collateral agent (the “Collateral Agent”), and CF DB EZ LLC (the “Revenue Participant”) and Fortress Credit Co LLC (the “Note Purchaser” and together with the Revenue Participant, the “Investors”).

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

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

The principal amount of the Note bears interest at a rate equal to LIBOR plus 9% per annum. Such interest is payable monthly in cash except that 2% per annum of the interest shall be paid-in-kind, by increasing the principal amount of the Note by the amount of such interest. The term of the Note is 42 months and the Company from October 2015 to January 2016, has made monthly amortization payments on the Note, each in a principal amount equal to $333,334. The Company shall also apply 85% of Monetization Revenues (as defined in the Agreement) from the Company’s patents to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the Note until all amounts due with respect to the Note have been paid in full. After the repayment of the Note, in addition to the interest, the Company shall pay the Revenue Participants up to 50% of Monetization Revenues totaling (i) $5,000,000, if paid in full prior to March 31, 2018 and (ii) $7,500,000 thereafter (the “Revenue Stream”). The Company must also pay $350,000 to the Note Purchaser upon repayment of the Note. As of June 30, 2016, the Company has not realized any Monetization Revenues.

Starting in October 2015, the Company may prepay the Note in whole or in part, without penalty or premium.

The Agreement contains certain standard Events of Default. The Company granted to the Collateral Agent, for the benefit of the Secured Parties, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to the Patents, which shall be evidenced by, and reflected in, the Patent License Agreement. The Collateral Agent and the Investors agree that the Collateral Agent shall only use such license following an Event of Default. Pursuant to a Security Agreement among the parties, the Company granted the Investors a first priority senior security interest in all of the Company’s assets. The Company and the Investors assigned a value of $500,000 to the revenue sharing terms of the Agreement and in accordance with ASC 470-10-25 “Debt Recognition”, the Company recognized $500,000 as deferred revenue and a discount on the Note that is amortized over the 42-month term of the Note using the effective interest method. For the three and six months ended June 30, 2016, the Company recognized $32,708 and $74,890, respectively, in licensing revenue and interest expense from amortization of the deferred revenue. For the three and six months ended June 30, 2015, the Company recognized $46,238 and $88,777, respectively, in licensing revenue and interest expense from amortization of the deferred revenue.

On March 1, 2016, SITO Mobile, Ltd. (the “Company”) entered into Amendment No.1 (the “Amendment”) to that certain Revenue Sharing and Note Purchase Agreement, by and among the Company, SITO Mobile Solutions Inc., SITO Mobile R&D IP LLC, Fortress Credit Co LLC, and the Purchasers signatory thereto, dated as of October 3, 2014 (the “Agreement”). Pursuant to the terms of the Amendment, principal payment on the Notes issued pursuant to the Agreement shall be reduced from $333,333 to $175,000 for the period commencing on the last business day of February 2016 through the last business day of February 2017 and from $333,333 to $300,000 for the period commencing on the last business day of March 2017 to the last day of business on February 2018, with the final payment on the last business day on March 2018 increased to repay the remaining principal in full. In consideration for the Amendment, the Company agreed to pay a restructuring fee of $100,000 and issue 200,000 shares of its common stock with an aggregate value of $568,000 to the Purchasers.

Interest expense on the Note for the three and six months ended June 30, 2016 was $213,674 and $440,723, respectively. Amortization of the discounts for the three and six months ended June 30, 2016 totaled $198,910 and $369,986, respectively, which was charged to interest expense. Accrual of termination fees for the three and six months ended June 30, 2016 was $22,896 and $54,423, respectively, which was charged to interest expense.

Interest expense on the Note for the three and six months ended June 30, 2015 was $255,732 and $507,389, respectively. Amortization of the discounts for the three and six months ended June 30, 2015 totaled $152,585 and $292,965, respectively, which was charged to interest expense. Accrual of termination fees for the three and six months ended June 30, 2015 was $32,367 and $62,144, respectively, which was charged to interest expense.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

11.	Stock Based Compensation

During the six months ended June 30, 2016, the Company recognized stock-based compensation expense totaling $559,433, through the vesting of 120,000 common stock options. Of the $559,433 in stock compensation expense, $410,072 is included in general and administrative expense and $149,361 is included in sales and marketing expense. During the six months ended June 30, 2015, the Company recognized stock-based compensation expense totaling $297,265, which $91,000 was for payment of consulting services through the issuance of 35,000 common shares, and $206,265 was recognized through the vesting of 36,986 common stock options. Of the $206,265 in stock compensation expense, $160,342 is included in general and administrative expense and $45,923 is included in sales and marketing expense.

12.	Related Party Transactions

On April 21, 2014 (the “Effective Date”), SITO Mobile R&D IP LLC, the Company’s wholly-owned subsidiary, through a joint venture arrangement organized as a limited liability company (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV granted the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“Patents”), including an exclusive license to assert the Patents against certain infringing parties in the media distribution industry. In exchange for the License, the Licensee will pay an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”). Commencing three years from the Effective Date, the Licensee may each year, at its sole option, pay a $1,250,000 license fee to renew the License for every year for four additional years. Once the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License is deemed to be perpetual. For Patents infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid and litigation costs incurred (“Share of Proceeds”). SITO Mobile R&D IP LLC and its joint venture partner will serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee will be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting Licensee in such litigation, including attorneys’ fees. The Licensee will pay the Annual Fee and any Share of Proceeds to the JV. Proceeds received by the JV are shared by SITO Mobile R&D IP LLC and PMC on a 30% and 70% basis, respectively. In the event that the Licensee does not assert any infringement actions under its rights in the License within five years of the Effective Date, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee. For the three and six months ended June 30, 2016, the Company amortized $93,238 and $186,476, respectively, in revenue. As of June 30, 2016, the Company has $303,279 in deferred revenue under the Licensing Agreement.

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

The Company did not identify any assets and liabilities that are required to be presented on the consolidated balance sheets at fair value. The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2016. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2016.

14.	Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the six months ended June 30, 2016, the Company issued 200,000 shares of its common stock to Fortress Credit Co LLC at $2.84 per share for an aggregate amount $568,000, in consideration for the amendment of the Note Purchase Agreement.

Warrants

During the six months ended June 30, 2016, no warrants were granted or exercised.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Options

During the six months ended June 30, 2016, the Company granted options to its Directors and employees as follows:

Grant Date	Options Granted	Exercise Price	Expiration	Vesting	Total Value	Risk Free Interest Rate	Volatility
February 18, 2016	30,000	$2.58	February 18, 2021	Immediately	$52,560	1.15%	103.90%
February 18, 2016	20,000	$2.58	February 18, 2021	Immediately	$35,040	1.15%	103.90%
February 18, 2016	25,000	$2.58	February 18, 2021	Immediately	$43,800	1.15%	103.90%
February 18, 2016	20,000	$2.58	February 18, 2021	3-years	$35,040	1.15%	103.90%
February 18, 2016	20,000	$2.58	February 18, 2021	Immediately	$35,040	1.15%	103.90%
February 18, 2016	25,000	$2.58	February 18, 2021	Immediately	$43,800	1.15%	103.90%
May 5, 2016	21,704	$2.95	May 5, 2019	3-years	$49,225	1.26%	91.52%
May 5, 2016	12,000	$2.95	May 5, 2019	3-years	$27,216	1.26%	91.52%
May 5, 2016	125,000	$2.95	May 5, 2019	3-years	$283,500	1.26%	91.52%
	298,704

The Company values options under the Binomial Option Model. The full value of option grants is charged to operations over the vesting period with option grants that vest immediately being fully charged on the date of grant.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of outstanding stock warrants and common stock options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding – December 31, 2014	3,448,726	4.90
Granted	474,281	3.60
Exercised	(833,700)	2.50
Cancelled	(496,050)	(8.10)
Outstanding – December 31, 2015	2,593,257	$4.80
Granted	298,704	2.80
Exercised	(-)	(-)
Cancelled	(960,000)	(5.50)
Outstanding – June 30, 2016	1,931,961	4.10

Of the 1,931,961 common stock options outstanding, 1,132,931 options are fully vested and currently available for exercise. Of the common stock options outstanding, 292,510 options will be cancelled if not exercised during the three months ended September 30, 2016. An additional 20,000 options of the common stock options outstanding will be cancelled, if not exercised during the three months ended December 31, 2016.

15.	Commitments and Contingencies

Operating Leases

The Company leases office space in Rogers, Arkansas; Jersey City, New Jersey; Boise, Idaho; Chicago, Illinois; and Royal Oak, Michigan. The Rogers office is leased for a term of five years, effective January 1, 2012. The Company’s Boise office space is subject to a 38-month lease that commenced on May 1, 2014. The Jersey City office lease, amended on November 6, 2014, expires on November 30, 2018 and the Company has the option to extend the term for an additional five years. In addition to paying rent, under the terms of the Jersey City office lease the Company is also required to pay its pro rata share of the property’s operating expenses. The Company entered into a sub-lease agreement on May 22, 2015 for an office in Michigan. The term for the office space is month to month. Rent expense for the three months ended June 30, 2016 and 2015 was $106,352 and $89,629, respectively. Rent expense for the six months ended June 30, 2016 and 2015 was $212,215 and $179,858, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of June 30, 2016 for the next five years and in the aggregate are:

2017	$306,571
2018	258,837
2019	106,920
2020	-
2021	-
$672,328

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Incentive Compensation

On November 18, 2015, the Company approved a compensation plan for the executive officers of the Company for the twelve-month period ending September 30, 2016, which was the Company’s fiscal year at the time. The plan provides for the payment of a cash bonus and an equity grant of performance options to the Company’s Chief Executive Officer and its Chief Financial Officer (the “Executives”). Each Executive is eligible for an annual cash bonus, based upon net revenue, gross margins, and individual key performance indicators, set annually by the Company’s Compensation Committee (the “Target Performance”). The target bonus for the Chief Executive Officer was 50% of his base salary and for the Chief Financial Officer, the target bonus was 40% of his base salary. The cash bonus was based upon the target net revenues and gross margins of the Company. 70% of the target cash bonus was payable if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus was payable if the Target Performance is reached, with 120% of the cash bonus paid if 120% of the Target Performance is achieved. As of June 30, 2016, there were no cash payouts for the incentive compensation plan. The equity grant component of the compensation plan provided for the grant of 110,000 performance options to purchase shares of common stock to the Chief Executive Officer and 50,000 performance options to purchase shares of common stock to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options vest in annual increments over three years commencing on the grant date and are exercisable at a price of $3.51. During the three and six months ended June 30, 2016, the company recognized $55,098 and $110,196, respectively, in stock compensation expense for the performance options.

On November 18, 2015, the Company approved a compensation plan for three Employees of the Company for the twelve-month period ending September 30, 2016, which provides for the payment of a cash bonus and an equity grant of performance options. Two of the Employees are eligible for an annual cash bonus, based upon net revenue, and gross margins, set annually by the Company’s Compensation Committee (the “Target Performance”). The target bonus ranges from 20-30% of their base salary. Seventy percent of the cash bonus is based upon the target net revenues and 30% of the cash bonus is based upon gross margins of the Company. Seventy percent of the target cash bonus will be paid if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 120% of the cash bonus paid if 120% of the Target Performance is achieved. As of June 30, 2016, the Company has accrued $91,287 in compensation expense for the potential incentive cash bonuses. The equity grant component of the compensation plan provides for the grant of 28,000 performance options to purchase shares of Company common stock to each of the three Employees, with the number of performance options to be received by each of the Employees based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three year increments commencing on the grant date and are exercisable at a price of $3.51. During the three and six months ended June 30, 2016, the Company recognized $25,827 and $51,654, respectively, in stock compensation expense for the performance options.

On February 18, 2016, the Company granted 120,000 options to Directors of the Company with an exercise price of $2.58, which immediately vested. For the three and six months ended June 30, 2016, the Company recognized $0 and $210,240, respectively, in expense for the options.

On May 5, 2016, the Company granted 158,704 options to three Employees of the Company. The options will vest in three year increments commencing on the grant date and are exercisable at a price of $2.95. During the three and six months ended June 30, 2016, the Company recognized $9,998 and $9,998, respectively, in stock compensation expense for the performance options.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

16.	Subsequent Events

On July 13, 2016, 20,000 shares of stock option grants were exercised for $3.31 per share for a total purchase price of $66,200.

On August 9, 2016, the Company’s Board of Directors approved a special long-term incentive grant to the Company’s executive officers taking into consideration incentive grants to management of larger comparable companies that the Company’s Compensation committee deemed appropriate given the larger size of the Company and the rapid growth which the Company’s management have overseen. The Board approved an aggregate grant of 375,000 options to the Executives with the options having a $4.00 exercise price, vesting annually over a three-year period and expiring on the earlier of August 9, 2021 or three months after the cessation of service, whichever is sooner.

On August 9, 2016, the Company’s Board of Directors appointed Mr. Brent Rosenthal as a member of the Board and approved a grant of five-year options to purchase 20,000 shares of common stock with an exercise price of $4.00 per share. The options vested immediately and shall expire upon the earlier of August 9, 2021 or three months after the cessation of service, whichever is sooner.

On August 9, 2016, the Company’s Board of Directors approved a compensation plan for the executive officers of the Company for the quarter ending December 31, 2016 or the Fourth Quarter, which was not covered by the compensation plan approved in November 2015. The compensation plan for the executive officers that was approved in November 2015 was intended to cover the then fiscal year of the Company ending September 30. 2016. However, on May 5, 2016 the Company’s Board approved a change in fiscal year end to December 31. The compensation plan approved on August 9, 2016 is intended to cover compensation for the quarter ending December 31, 2016. The plan provides for the payment of a cash bonus and an equity grant of performance options to the Company’s Chief Executive Officer and its Chief Financial Officer. A cash bonus based upon net revenue and gross margins targets or the “Target Performance, will be paid to the executives. The target bonus for the Chief Executive Officer is 50% of his base salary for the Fourth Quarter and for the Chief Financial Officer, the target bonus is 40% of his base salary for the Fourth Quarter.  Seventy percent of the target cash bonus will be paid if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 140% of the cash bonus paid if maximum performance of 140% of the Target Performance is achieved. The equity grant component of the compensation plan provides for the grant of 27,500 performance options to purchase shares of Company common stock to the Chief Executive Officer and 12,500 performance options to purchase shares of Company common stock to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three annual increments commencing on the grant date and are exercisable at a price of $4.00.

The Board of Directors on August 9, 2016 also approved a compensation plan for three employees of the Company for the Fourth Quarter which provides for the payment of a cash bonus and an equity grant of performance options. The employees are eligible for cash bonus based upon Target Performance. The target bonus for one of the employees is 30% of his base salary for the Fourth Quarter and for two of the other employees, the target bonus is 20% of their base salary for the Fourth Quarter. Seventy percent of the cash bonus is based upon the target net revenues and 30% of the cash bonus is based upon gross margins of the Company. Seventy percent of the target cash bonus will be paid if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 120% of the cash bonus paid if maximum performance of 140% of the Target Performance is achieved. The equity grant component of the compensation plan provides for the grant of 6,250 performance options to purchase shares of Company common stock to each of the three Employees, with the number of performance options to be received by each of the employees based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three annual increments commencing on the grant date and are exercisable at a price of $4.00.

The Board also approved a grant of 6,250 performance options to another of the Company’s employee. The number of performance options to be received by the employee is based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three annual increments commencing on the grant date and are exercisable at a price of $4.00 for a term of five years.

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

Our business has focused on leveraging our geo-location based media placement solution on mobile devices. Our Verified Walk-In platform is a proprietary attribution technology that utilizes geo-fencing to reach customers within a certain radius of location and uses technology to push coupons, advertisements, and promotions to mobile apps and mobile websites in real-time, allowing for a more accurate advertising approach. This technology identifies consumers who visit physical storefronts after seeing advertisements that we distribute. This platform allows our clients to assess mobile-to-offline attribution allowing the ability to quantify and measure the impact of campaigns on in-store visits, leveraging real-time insights on campaign performance through key metrics such as user demographics, psychographics, visitation rates, click-through and time of engagement.

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

As we expand operational activities and seek new opportunities to monetize our patented technology, we may from time to time experience operating losses and/or negative cash flows from operations and we may be required to obtain additional financing to fund operations. There can be no assurance that such financing will be available to us. Our wireless applications revenue is heavily reliant on a single customer relationship. Our core mobile media business operates in a relatively new and evolving industry that seeks to gain a larger share of business spending which has traditionally been directed toward older established media solutions. There can be no assurance that we will be successful in addressing these challenges and others that we face, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2016 and 2015

During the three months ended June 30, 2016, our revenue increased by 168% over revenue generated during the three months ended June 30, 2015 ($9,878,254 in the three months ended June 30, 2016 compared to $3,680,878 in the three months ended June 30, 2015). Our revenue growth was primarily comprised of a $6,143,850 or 285% increase in media placement revenue and an increase of $67,115 or 5% increase in wireless application revenue. Media placement revenue increased as a result of expanding our direct sales force and acquiring the mobile advertising business of Hipcricket, Inc. in July 2015. Wireless applications revenue increased due to an increase in the number of text and voice messages that we sent on behalf of our largest customer within our AT&T relationship.

During the three months ended June 30, 2016, two customers accounted for 30% of the Company’s revenue, comprised of 14% from contracts with six customers covered under the Company’s master services agreement with AT&T, and 16% from multiple advertising contracts under one media placement customer. Of our revenue earned during the quarter ended June 30, 2015, approximately 36% was generated from contracts with seven customers covered under our agreements with AT&T.

Our cost of revenue, which represents the costs associated with wireless applications and media placement revenues, increased $2,623,285 or 145% to $4,430,522 for the three months ended June 30, 2016 as compared to $1,807,237 for the three months ended June 30, 2015. Our cost of revenue is substantially in line with media placement and wireless application revenues, and includes depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our wireless applications and media placement business. Cost of revenue for the three months ended June 30, 2016 increased as compared to the three months ended June 30, 2015 primarily as a result of the 285% increase in media placement revenue over the same period, in addition to an $96,198 increase in software development amortization expense. Our technology investment in revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the three-month periods ended June 30, 2016 and 2015, we recognized $271,199 and $175,001, respectively, in amortization of software development costs due to the increase investment in developing our platform.

General and administrative expense, excluding stock based compensation, remained consistent at $1,343,452 for the three months ended June 30, 2016 as compared to $1,349,665 for the three months ended June 30, 2015.

Sales and marketing expense, excluding stock based compensation, was $2,587,559 for the three months ended June 30, 2016 as compared to $882,477, an increase of $1,705,082 or 193%. This increase is primarily attributable to increased sales and marketing spending, including expansion of our direct sales force and customer management personnel in connection with our media placement business which launched in December 2013 and expanded by acquiring Hipcricket’s mobile advertising business in July 2015. As a percentage of revenue, sales and marketing expense was 27% and 25% for the three month periods ending June 30, 2016 and June 30, 2015 respectively. Our media placement revenues have carried relatively higher spending levels than our wireless application revenue. Sales and marketing expense has increased as media placement revenue has grown, but has decreased to 32% of total media placement revenue in the current quarter as compared to 42% in the comparable quarter last year. We anticipate that sales and marketing expense as a percentage of media placement revenue will continue to decrease as our expanded sales force generates more sales.

For the three months ended June 30, 2016, total stock based compensation expense increased 26% to $185,931 for the three months ended June 30, 2016 as compared to $147,299 for the three months ended June 30, 2015. The increase is primarily attributable to grants of options to additional employees.

Interest expense for the three months ended June 30, 2016 was $445,091 compared to $454,199 for the three months ended June 30, 2015, a 2% or $9,108 increase. In October 2014, we sold a secured $10,000,000 42-month note having an interest rate of 9% plus the greater of LIBOR, which was 0.48% as of June 30, 2016, or 1%. Included in interest expense for the three months ended June 30, 2016 is $208,342 in amortization of discounts on the debt for a structuring fee, termination fees, and the rights assigned to Fortress to share in our potential future new intellectual property monetization revenue streams.

Our net income for the three months ended June 30, 2016 was $725,255 as compared to a net loss of $1,037,360 for the three months ended June 30, 2015, primarily attributable to the $3,211,658 increase in gross profits offset by an increase of $1,342,678 in sales and marketing expense, net of compensation expense and an increase of $38,603 in stock compensation expense. Excluding stock based compensation, our net income for the three-month period ended June 30, 2016 was $911,157 compared to a net loss of $890,061 for the three months ended June 30, 2015.

Our net income on a basic basis was $0.04 per share for the three months ended June 30, 2016 based on our weighted average shares outstanding of 17,355,478 on June 30, 2016 as compared to a net loss of $0.07 per share for the three months ended June 30, 2015 based on our weighted average shares outstanding of 15,404,817 for the three months ended June 30, 2015. Our net income on a fully diluted basis was $0.04 per share for the three months ended June 30, 2016 based on our weighted average shares outstanding of 19,831,509 on June 30, 2016. The increase in the number of weighted shares outstanding primarily reflects the issuance of shares of common stock, of which 833,700 shares were issued for warrants which were exercised, 696,560 for the acquisition of Hipcricket’s mobile advertising business, 296,401 for the acquisition of Doublevision, 261,954 shares were issued to Fortress, and 2,042 for the effect of the 10:1 reverse stock split in July 2015.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

During the six months ended June 30, 2016, our revenue increased by 120% over revenue generated during the six months ended June 30, 2015 ($16,365,823 in the six months ended June 30, 2016 compared to $7,447,698 in the six months ended June 30, 2015). Our revenue growth was primarily comprised of a $9,377,850 or 248% increase in media placement revenue offset by a $446,551 or 13% decrease in wireless application revenue. Media placement revenue increased as a result of expanding our direct sales force and acquiring the Hipcricket, Inc. mobile advertising business in July 2015. Wireless applications revenue declined primarily due to a decrease in the number of text and voice messages that we sent on behalf of our largest customer within our AT&T relationship. During the first six months of fiscal 2015, the customer transitioned its database of customers who receive our messages to a new standard rate messaging program and the transition caused a decline in the number of customers who elected to continue to receive messages.

During the six months ended June 30, 2016, two customers accounted for 33% of the Company’s revenue, comprised of 17% from contracts with six customers covered under the Company’s master services agreement with AT&T, and 15% from multiple advertising contracts under one media placement customer. Of our revenue earned during the six months ended June 30, 2015, approximately 44% was generated from contracts with seven customers covered under our agreements with AT&T.

Our cost of revenue, which represents the costs associated with wireless applications and media placement revenues, increased $4,063,908 or 119% to $7,487,118 for the six months ended June 30, 2016 as compared to $3,423,210 for the six months ended June 30, 2015. Our cost of revenue varies substantially in line with wireless applications and media placement revenues and includes depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our wireless applications and media placement business. Cost of revenue for the six months ended June 30, 2016 increased as compared to the six months June 30, 2015 primarily as result of the 248% increase in media placement revenues over the same comparable periods and a $197,281 increase in software development amortization expense. Our technology investment in revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the six-month periods ended June 30, 2016 and 2015, we recognized $523,693 and $326,412, respectively, in amortization of software development costs, with the increased amortization attributable to the increased investment in developing our platform.

General and administrative expense, excluding stock based compensation, was $2,941,252 for the six months ended June 30, 2016 as compared to $2,478,566 for the six months ended June 30, 2015, an increase of $462,686 or 19% that is primarily attributable to the increased number of our personnel and increased expenditure for professional services.

Sales and marketing expense, excluding stock based compensation, was $4,613,544 for the six months ended June 30, 2016 as compared to $1,735,651 for the six months ended June 30, 2015, an increase of $2,877,893 or 166%, that is primarily attributable to increased sales and marketing spending, including expansion of our direct sales force and customer management personnel in connection with our media placement business that we launched in December 2013 and expanded by acquiring Hipcricket’s mobile advertising business in July 2015. As a percentage of revenue, sales and marketing expense was 29% and 24% for the six-month periods ended June 30, 2016 and 2015, respectively. Our media placement revenues have carried relatively higher spending levels than our wireless application revenues. Sales and marketing expense has increased as media placement revenue has grown, but has decreased to 36% of total media placement revenue in the current quarter as compared to 47% in the comparable quarter last year. We anticipate that sales and marketing expense as a percentage of media placement revenue we continue to decrease as our newly expanded direct sales force generates more sales.

For the six months ended June 30, 2016, total stock based compensation expense increased $262,168 or 88% to $559,433 from $297,265 for the six months ended June 30, 2015. The increase is primarily attributable to our granting all of our members of the board of directors their annual option grants at our February 2016 annual meeting of shareholders rather than on their respective anniversary dates as was done previously, in addition to options granted to members of management.

Interest expense for the six months ended June 30, 2016 and 2015 remained consistent at $885,113 and $888,758, respectively, a decrease of $3,645. In October 2014, we sold a secured $10,000,000 42-month note having an interest rate of 9% plus the greater of LIBOR, which was 0.48% as of June 30, 2016, or 1%. Included in interest expense for the six months ended June 30, 2016 and 2015 are $391,582 and $318,565, respectively, in amortization of discounts on the debt for a structuring fee, termination fees and the rights assigned to Fortress to share in our potential future new intellectual property monetization revenue streams.

Our net loss for the six months ended June 30, 2016 was $445,441 as compared to a net loss of $1,375,871 for the six months ended June 30, 2015, a decrease of $930,430 or 68% that is primarily attributable to the $2,451,328 increase in sales and marketing expense, net of stock compensation expense, $462,686 increase in general and administrative expense, and $353,168 increase in stock compensation expense that was offset by the $4,427,652 increase in gross profits. Excluding stock based compensation, our net income for the six-month period ended June 30, 2016 was $113,992 and net loss of $1,169,606 for the six-month period ended June 30, 2015. Our net loss on a basic and fully diluted basis was $0.02 per share the six months ended June 30, 2016 based on our weighted average shares outstanding of 17,288,445 as compared to a net loss of $0.09 per share for the six months ended June 30, 2015 based on our weighted average shares outstanding of 15,385,645. The increase in the number of weighted shares outstanding primarily reflects the issuance of shares of common stock, of which 833,700 shares were issued for warrants which were exercised, 461,954 shares were issued to Fortress, 296,401 were issued to DoubleVision in satisfaction of the earnout provision, 620,560 shares were issued for the acquisition of Hipcricket’s mobile advertising business.

Liquidity and Capital Resources

At June 30, 2016, we had total assets of $22,451,610, including $10,593,565 in current assets, and total liabilities of $16,589,040, including $11,268,541 in current liabilities. At December 31, 2015, we had total assets of $20,757,068, including $8,906,692 in current assets, and total liabilities of $15,576,490, including $10,635,323 in current liabilities. The $1,694,542 or 8% increase in assets is primarily attributable to the increase in current assets that largely consisted of the $2,651,909 increase in accounts receivable attributable to increased revenues, offset by a $932,399 decrease in cash that is primarily attributable to the ongoing investment in our advertising technology platform and repayment of our Fortress debt. The $1,012,550 or 7% increase in liabilities is primarily attributable to the increase in current liabilities that largely consisted of a $2,526,299 increase in accounts payable and accrued expense attributable to the growth in our costs of revenue and operations that resulted from the expansion of our business, offset by a decrease of $1,534,746 for the Fortress loan.

During the three months ended June 30, 2016, we generated $921,873 in cash for operating activities, of which $1,646,176 is the net positive result of our noncash expenses primarily consisting of $639,985 in depreciation and amortization expense, $185,931 in stock compensation expense, and $95,005 of bad debt expense. In addition, we used $2,675,931 in cash for growth in our accounts receivable in the 3-month period which has resulted from increased media placement revenue that typically remains outstanding in accounts receivable longer than our wireless applications revenue. $1,375,634 was also generated in growth from accounts payable in the 3-month period that reflects operating cost growth in line with our revenue growth and an increase in accounts payable aging that brings our vendor and customer balance aging into better alignment.

Cash used in investing activities for the three months ended June 30, 2016 was $393,974, of which $342,673 primarily represents capitalized internal costs of our software development for our advertising technology platform. $41,449 was attributable to investments in our intellectual property which is designed to strengthen our intellectual property portfolio, and $9,852 attributable to purchases of property and equipment in connection with our personnel expansion.

Cash used in financing activities for the three months ended June 30, 2016 was $528,564 which is primarily comprised of $525,000 in principal repayment our Note to Fortress. On March 1, 2016, we amended our Revenue Sharing and Note Purchase Agreement with Fortress to reduce monthly principal payments from $333,333 to $175,000 for February 2016 through February 2017 and from $333,333 to $300,000 for March 2017 to February 2018, with the final payment in March 2018 increased to repay the remaining principal in full. In consideration for the Amendment, we paid a restructuring fee and issued shares of our common stock to Fortress as described in the discussion of the cash used in financing activities for the six months ended June 30, 2016 below.

During the six months ended June 30, 2016, we generated $1,415,280 in cash for operating activities, of which $1,705,579 is the net positive result of our noncash expenses primarily consisting of $1,240,079 in depreciation and amortization expense, $559,433 in stock compensation expense, and $346,877 of bad debt expense. In addition, we used $2,998,787 in cash for growth in our accounts receivable in the six-month period which has resulted from increased media placement revenue, which typically remains outstanding in accounts receivable longer than our wireless applications revenue and we generated $2,007,472 in cash from growth in our accounts payable in the six-month period that reflects operating cost growth in line with our revenue growth and an increase in accounts payable aging that brings our vendor and customer balance aging into better alignment.

Cash used in investing activities for the six months ended June 30, 2016 was $872,431, of which $769,210 primarily represents capitalized internal costs of our software development for our advertising technology platform, $91,074 was attributable to investments in our intellectual property which is designed to strengthen our intellectual property portfolio, and $12,147 was attributable to purchases of property and equipment in connection with our personnel expansion.

Cash used in financing activities for the six months ended June 30, 2016 totaled $1,475,248, which primarily consisted of $1,366,668 in principal repayments on our Note to Fortress. On March 1, 2016, we amended our Revenue Sharing and Note Purchase Agreement with Fortress to reduce monthly principal payments from $333,333 to $175,000 for February 2016 through February 2017 and from $333,333 to $300,000 for March 2017 to February 2018, with the final payment in March 2018 increased to repay the remaining principal in full. In consideration for the Amendment, we paid a restructuring fee of $100,000 and issued 200,000 shares of our common stock, with an aggregate value of $568,000, to Fortress.

The principal amount of our Note to Fortress bears interest at a rate equal to LIBOR plus 9% per annum. Such interest is payable monthly in cash except that 2% per annum of the interest shall be paid-in-kind, by increasing the principal amount of the Note by the amount of such interest. The term of the Note is 42 months and we began making monthly interest payments in October 2014. In October 2015, we began making monthly amortization payments on the Note, each in the amount of $333,334. We agreed to apply 85% of any revenues from new licensing and royalty arrangements that we generate using our patents (“Monetization Revenues”) to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the Note until all amounts due with respect to the Note has been paid in full. After the repayment of the Note, we will pay Fortress up to 50% of Monetization Revenues totaling (i) $5,000,000, if paid in full prior to March 31, 2018 and (ii) $7,500,000 thereafter. In addition, we must also pay $350,000 to Fortress upon repayment of the Note.

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

Long-Lived Assets

We account for our long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the year ended December 31, 2015, we recognized an impairment loss of $831,000 on our “Anywhere” Software License.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

Our Transition Report on Form 10-KT for the transition period from September 30, 2015 to December 31, 2015 (the “Transition Report”), Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

There have been no material changes in our risk factors since the filing of our Transition Report on Form 10-KT.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No disclosure required.

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 - Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

Incentive Compensation

On August 9, 2016, the Company’s Board of Directors approved a special long-term incentive grant to the Company’s executive officers taking into consideration incentive grants to management of larger comparable companies that the Company’s Compensation committee deemed appropriate given the larger size of the Company and the rapid growth which the Company’s management have overseen. The Board approved an aggregate grant of 375,000 options to the Executives with the options having a $4.00 exercise price, vesting annually over a three-year period and expiring on the earlier of August 9, 2021 or three months after the cessation of service, whichever is sooner.

On August 9, 2016, the Company’s Board of Directors approved a compensation plan for the executive officers of the Company for the quarter ending December 31, 2016 or the Fourth Quarter, which was not covered by the plan approved on November 18, 2015. The compensation plan for the executive officers that was approved in November 2015 was intended to cover the then fiscal year of the Company ending September 30. 2016. However, on May 5, 2016 the Company’s Board approved a change in fiscal year end to December 31. The compensation plan approved on August 9, 2016 is intended to cover compensation for the quarter ending December 31, 2016. The plan provides for the payment of a cash bonus and an equity grant of performance options to the Company’s Chief Executive Officer and its Chief Financial Officer. A cash bonus based upon net revenue and gross margins targets or the “Target Performance, will be paid to the executives. The target bonus for the Chief Executive Officer is 50% of his base salary for the Fourth Quarter and for the Chief Financial Officer, the target bonus is 40% of his base salary for the Fourth Quarter.  Seventy percent of the target cash bonus will be paid if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 140% of the cash bonus paid if maximum performance of 140% of the Target Performance is achieved. The equity grant component of the compensation plan provides for the grant of 27,500 performance options to purchase shares of Company common stock to the Chief Executive Officer and 12,500 performance options to purchase shares of Company common stock to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three annual increments commencing on the grant date and are exercisable at a price of $4.00.

The Board of Directors on August 9, 2016 also approved a compensation plan for three employees of the Company for the Fourth Quarter which provides for the payment of a cash bonus and an equity grant of performance options. The employees are eligible for cash bonus based upon Target Performance. The target bonus for one of the employees is 30% of his base salary for the Fourth Quarter and for two of the other employees, the target bonus is 20% of their base salary for the Fourth Quarter. Seventy percent of the cash bonus is based upon the target net revenues and 30% of the cash bonus is based upon gross margins of the Company. Seventy percent of the target cash bonus will be paid if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 120% of the cash bonus paid if maximum performance of 140% of the Target Performance is achieved. The equity grant component of the compensation plan provides for the grant of 6,250 performance options to purchase shares of Company common stock to each of the three Employees, with the number of performance options to be received by each of the employees based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three annual increments commencing on the grant date and are exercisable at a price of $4.00.

The Board also approved a grant of 6,250 performance options to another of the Company’s employee. The number of performance options to be received by the employee is based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three annual increments commencing on the grant date and are exercisable at a price of $4.00 for a term of five years.

Director Appointment

On August 9, 2016, the Company’s Board of Directors appointed Mr. Brent Rosenthal as a member of the Board. Mr. Rosenthal is a Partner in Affiliates of W.R. Huff Asset Management Co., LLC, an investment company located in Morristown, NJ, a firm he joined in 2002.  Mr. Rosenthal focuses on the communications, media, technology and food industries and currently serves on the Board of Directors of comScore (NASDAQ:SCOR), RiceBran Technologies (NASDAQ: RIBT) and as a Special Advisor to the Board of Directors of Park City Group (NASDAQ:PCYG).  Previously, Mr. Rosenthal served on the Board of Directors of Rentrak Corporation (NASDAQ:RENT) from 2008 through 2016 including as the Non-Executive Chairman from 2011 through 2016.

In 2016, Mr. Rosenthal was named a Money All-Star, a top 10 media executive in private equity, investment banking and advisory.  In 2009, he was included in Multichannel News' annual "40 Under 40" list for influencing the future of cable and telecommunications.

Prior to joining Huff in 2002, Mr. Rosenthal served as Director of Mergers & Acquisitions for RSL Communications Ltd.  Previously, Mr. Rosenthal served emerging media companies for Deloitte & Touche, LLP.  Mr. Rosenthal is a Certified Public Accountant.  Mr. Rosenthal received an MBA from the Johnson School at Cornell University and an undergraduate degree in accounting from Lehigh University.

The Board has concluded that Mr. Rosenthal is qualified to serve as a member of the Board because of his business acumen and financial expertise. Also, his extensive experience in the media industry makes him qualified to serve as a Director.

For his services as a member of the Board and the Board Committees Mr. Rosenthal shall receive (i) an annual cash payment of $30,000, payable quarterly, (ii) a grant of five year options to purchase 20,000 shares of common stock at an exercise price of $4.00 which options vested immediately upon grant and shall expire upon the earlier of the scheduled expiration date or three months after the cessation of service, whichever is sooner and (iii) $250 per Board or Board Committee meeting which Mr. Rosenthal attends.

There are no understandings or arrangements between Mr. Rosenthal and any other person pursuant to which he was appointed as a member of the Board and the Board Committees.

There is no family relationship between Mr. Rosenthal and any of our other officers and directors.

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

SITO Mobile Ltd.

Date: August 15, 2016	By:	/s/ Jerry Hug
Jerry Hug, Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Kurt Streams
Kurt Streams, Chief Financial Officer
(Principal Financial and Accounting Officer)

