Form 10-Q
period 2016-09-30
SITO MOBILE, LTD.
filed 2016-11-14
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number:  001-37535

SITO MOBILE LTD.

(Exact name of small business issuer as specified in its charter)

Delaware	13-4122844
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares outstanding of each of the issuer's classes of common equity as of November 14, 2016: 20,681,047 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SITO Mobile, Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$9,836,888	$2,615,184
Accounts receivable, net	9,813,623	6,167,816
Other prepaid expenses	287,707	123,692

Total current assets	19,938,218	8,906,692

Property and equipment, net	458,348	585,356

Other assets
Capitalized software development costs, net	1,858,921	1,600,813
Intangible assets:
Patents	514,327	445,473
Patent applications cost	811,248	897,087
Other intangible assets, net	1,506,757	1,714,477
Goodwill	6,444,225	6,444,225
Deferred loan costs, net	47,023	78,116
Other assets including security deposits	108,938	84,829

Total other assets	11,291,439	11,265,020

Total assets	$31,688,005	$20,757,068

See accompanying notes.

SITO Mobile, Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,412,043	$4,828,600
Accrued expenses	1,953,505	1,277,896
Deferred revenue	431,780	532,909
Current obligations under capital lease	3,402	11,699
Note payable, net - current portion	2,475,304	3,984,219

Total current liabilities	9,276,034	10,635,323

Long-term liabilities
Obligations under capital lease	3,622	6,201
Note payable, net	4,644,983	4,934,966

Total long-term liabilities	4,648,605	4,941,167

Total liabilities	13,924,639	15,576,490

Commitments and contingencies - See notes 15

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 20,587,770 shares issued and outstanding as of September 30, 2016 and $.001 par value; 300,000,000 shares authorized, 17,157,520 shares issued and outstanding as of December 31, 2015	20,587	17,156
Additional paid-in capital	157,061,545	144,538,247
Accumulated deficit	(139,318,766)	(139,374,825)

Total stockholders' equity	17,763,366	5,180,578

Total liabilities and stockholders' equity	$31,688,005	$20,757,068

See accompanying notes.

SITO Mobile, Ltd.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue
Media placement	$8,424,099	$3,023,222	$21,583,479	$6,804,752
Wireless applications	1,790,135	1,346,642	4,735,213	4,738,271
Licensing and royalties	127,196	144,469	388,561	419,008
Total revenue	10,341,430	4,514,333	26,707,253	11,962,031

Costs and Expenses
Cost of revenue	4,648,156	2,163,333	12,135,274	5,614,836
Sales and marketing	2,798,283	1,198,469	7,561,188	2,951,750
General and administrative	1,792,440	2,253,446	5,143,764	4,892,354
Loss on impairment of long-lived asset	-	831,000	-	831,000
Depreciation and amortization	164,269	208,891	489,073	354,333

Total costs and expenses	9,403,148	6,655,139	25,329,299	14,644,273

Income (loss) from operations	938,282	(2,140,806)	1,377,954	(2,682,242)

Other Income (Expense)
Interest expense	(436,782)	(475,265)	(1,321,895)	(1,309,700)

Net income (loss) before income taxes	501,500	(2,616,071)	56,059	(3,991,942)

Provision for income taxes	-	-	-	-

Net income (loss)	$501,500	$(2,616,071)	$56,059	$(3,991,942)

Basic earnings (loss) per share	$0.03	$(0.16)	$0.00	$(0.25)
Basic weighted average shares outstanding	17,433,011	16,422,988	17,714,960	15,735,226

Diluted earnings (loss) per share	$0.03	$(0.16)	$0.00	$(0.25)
Diluted weighted average shares outstanding	19,573,308	16,422,988	19,762,037	15,735,226

See accompanying notes.

SITO Mobile, Ltd.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2014	15,334,817	$15,335	$138,006,669	$(134,945,782)	$3,076,222

Shares issued on exercise of stock warrants	833,700	834	2,108,221	-	2,109,055
Shares issued for payment of services	70,000	70	209,930	-	210,000
Effect of reverse stock split	2,042	-	138,013	-	138,013
Additional shares issued in acquisition of DoubleVision	296,401	296	1,066,748	-	1,067,044
Additional shares issued in acquisition of intangible assets	620,560	621	2,543,676	-	2,544,297
Compensation recognized on option grants	-	-	539,990	-	539,990
Stock issuance costs	-	-	(75,000)	-	(75,000)
Net (loss) for the year ended December 31, 2015	-	-	-	(4,429,043)	(4,429,043)

Balance - December 31, 2015	17,157,520	17,156	144,538,247	(139,374,825)	5,180,578

Shares issued on exercise of stock options	163,583	164	703,441	-	703,605
Compensation recognized on option grants	-	-	935,123	-	935,123
Issuance of stock for restructuring of debt	200,000	200	567,800	-	568,000
Issuance of common stock	3,066,667	3,067	10,316,934	-	10,320,001
Net income for the nine months ended September 30, 2016	-	-	-	56,059	56,059

Balance - September 30, 2016	20,587,770	$20,587	$157,061,545	$(139,318,766)	$17,763,366

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Cash Flows from Operating Activities
Net income (loss)	$501,500	$(2,616,071)	$56,059	$(3,991,942)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation expense	43,774	47,117	130,489	107,665
Amortization expense - software development costs	292,956	230,689	816,649	557,101
Amortization expense - patents	52,744	49,001	150,863	133,895
Amortization expense - discount of debt	200,281	165,681	570,267	458,646
Amortization expense - deferred costs	9,497	14,478	31,093	40,078
Amortization expense - intangible assets	67,750	112,773	207,720	112,773
Provision for bad debt	(10,673)	240,000	336,204	245,500
Loss on disposition of assets	237	-	4,868	-
Loss on impairment of long-lived asset	-	831,000	-	831,000
Stock based compensation	375,689	336,835	935,123	634,100
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(983,224)	(298,682)	(3,982,011)	(1,122,025)
(Increase) in prepaid expenses	(196,655)	(98,008)	(164,015)	(202,690)
Decrease (increase) in other assets	-	50,000	(9,965)	50,370
(Decrease) increase in accounts payable	(2,425,512)	545,993	(418,040)	(50,524)
Increase in accrued expenses	158,268	72,511	675,608	38,693
(Decrease) in deferred revenue	(132,195)	(280,214)	(101,129)	(156,655)
Increase in accrued interest	60,567	87,116	190,502	250,738

Net cash (used in) operating activities	(1,984,996)	(509,781)	(569,715)	(2,063,277)

Cash Flows from Investing Activities
Patents and patent applications costs	(42,803)	(119,869)	(133,877)	(319,441)
Purchase of property and equipment	(11,050)	(140,922)	(23,197)	(473,243)
Proceeds from sale of property and equipment	700	-	700	-
Capitalized software development costs	(305,546)	(541,592)	(1,074,756)	(1,197,837)
Purchase of intangible assets	-	(1,300,000)	-	(1,300,000)

Net cash (used in) investing activities	$(358,699)	$(2,102,383)	$(1,231,130)	$(3,290,521)

See accompanying notes.

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$12,203,605	$1,909,000	$12,203,605	$1,959,000
Stock issuance costs	(1,180,000)	(75,000)	(1,180,000)	(75,000)
Restructuring of debt	-	-	(100,000)	-
Principal reduction on obligation under capital lease	(807)	(4,946)	(9,388)	(14,734)
Principal reduction on repayment of debt	(525,000)	-	(1,891,668)	-

Net cash provided by financing activities	10,497,798	1,829,054	9,022,549	1,869,266

Net increase (decrease) in cash and cash equivalents	8,154,103	(783,110)	7,221,704	(3,484,532)

Cash and cash equivalents - beginning of period	1,682,785	2,787,250	2,615,184	5,488,672

Cash and cash equivalents - ending of period	$9,836,888	$2,004,140	$9,836,888	$2,004,140

Supplemental Information:

Interest expense paid	$232,238	$208,161	$529,895	$614,727
Income taxes paid	$16,900	$4,600	$34,629	$4,600

Non-cash investing and financing activities:

For the nine months ended September 30, 2016

During the nine months ended September 30, 2016, the Company issued 200,000 shares of its common stock to Fortress Credit Co LLC at $2.84 per share for an aggregate amount $568,000, in consideration for the amendment of the Note Purchase Agreement.

During the nine months ended September 30, 2016, the Company recognized stock-based compensation expense totaling $935,123, through the vesting of 700,138 common stock options.

For the nine months ended September 30, 2015

During the nine months ended September 30, 2015, the Company issued 35,000 shares of its common stock at $3.40 per share for an aggregate amount of $119,000, in exchange for consulting services.

During the nine months ended September 30, 2015, the Company issued 35,000 shares of its common stock at $2.60 per share for an aggregate amount of $91,000, in exchange for consulting services.

During the nine months ended September 30, 2015, the Company issued 296,402 of its common stock at $3.60 per share for an aggregate amount of $1,067,044 in connection with the acquisition of DoubleVision Networks Inc. ("DoubleVision") that represents a noncash increase in goodwill. Under the terms of the Purchase and Sale Agreement, the earn-out provision could cause the Company to issue additional shares of the Company’s common stock to the former DoubleVision shareholders if the Company’s media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold.

During the nine months ended September 30, 2015, the Company issued 620,560 of its common stock at $4.10 per share for an aggregate amount of $2,544,297 in connection with the acquisition of Hipcricket, Inc.'s ("Hipcricket") intangible assets.

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2016.

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

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

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

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the nine months ended September 30, 2016 or for the nine months ended September 30, 2015. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense.

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

The Company evaluates whether it is appropriate to recognize media placement revenue based on the gross amount billed to the customers or the net amount earned as revenue. When the Company is directly engaged with an advertising agency or brand, the Company is primarily obligated in a transaction, has latitude in establishing prices, is responsible for fulfillment of the transaction, has credit risk, or has several but not all of these indicators, revenue is recorded on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, the Company places the most weight on the analysis of whether or not it is the primary obligor in the arrangement. When the Company is engaged with a sales partner who deals directly with an agency or brand, the Company records the net amounts as media placement revenue earned if it is not primarily obligated or does not have latitude in establishing prices or credit risk.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

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

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share has been presented for the three months ended September 30, 2016 due to the Company’s net income position for the three months ended September 30, 2016.

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

Of the Company’s revenue earned during the nine months ended September 30, 2016, approximately 17% was generated from contracts with five customers covered under the Company’s master services agreement with AT&T and approximately 16% was generated from contracts with an advertising agency. Of the Company’s revenue earned during the nine months ended September 30, 2015, approximately 38% was generated from contracts with six customers covered under the Company’s master services agreement with AT&T and approximately 6% was generated from contracts with an advertising agency.

The Company’s accounts receivable is typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of September 30, 2016, and 2015, two customers accounted for 36% and 41%, respectively, of the Company’s net accounts receivable balance, respectively.

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

Recent Accounting Pronouncements

There are no new recent accounting pronouncements not previously disclosed.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	September 30, 2016	December 31, 2015

Accounts receivable	$10,073,575	$6,212,600
Less allowance for bad debts	(259,952)	(44,784)
Accounts receivable, net	$9,813,623	$6,167,816

4.	Property and Equipment, net

The following is a summary of property and equipment:

	September 30, 2016	December 31, 2015

Equipment and computer hardware	$673,773	$727,289
Office furniture	202,586	233,219
Leasehold improvements	186,902	186,902
Equipment held under capital lease	66,272	66,272
	1,129,533	1,213,682
Less: accumulated depreciation	(671,185)	(628,326)
	$458,348	$585,356

Depreciation expense for the three and nine months ended September 30, 2016 was $43,774 and $130,489, respectively. Depreciation expense for the three and nine months ended September 30, 2015 was $47,117 and $107,665, respectively.

5.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	September 30, 2016	December 31, 2015

Beginning balance	$1,600,813	$762,661
Additions	1,074,757	1,615,029
Less: accumulated amortization	(816,649)	(776,877)
Ending balance	$1,858,921	$1,600,813

Amortization expense for the three and nine months ended September 30, 2016 was $292,956 and $816,649, respectively. Amortization expense for the three and nine months ended September 30, 2015 was $230,689 and $557,101, respectively.

As of September 30, 2016, amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending September 30,
2017	$915,391
2018	722,100
2019	221,430
$1,858,921

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

6.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	September 30, 2016	December 31, 2015

Patent costs	$1,577,122	$1,357,407
Less: accumulated amortization	(1,062,795)	(911,934)
	$514,327	$445,473

Amortization expenses for the three and nine months ended September 30, 2016 was $52,744 and $150,863, respectively. Amortization expenses for the three and nine months ended September 30, 2015 was $49,001 and $133,895, respectively.

A schedule of amortization expense over the estimated remaining lives of the patents is as follows:

Year Ending September 30,
2017	$143,883
2018	79,431
2019	73,268
2020	73,268
Thereafter	144,477
$514,327

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Other Intangible Assets, net

The following is a summary of other intangible asset costs:

	September 30, 2016	December 31, 2015

Technology	$970,000	$970,000
Customer relationships	870,000	870,000
Backlog	-	110,000
Less: accumulated amortization	(333,243)	(235,523)
	$1,506,757	$1,714,477

Amortization expenses for the three and nine months ended September 30, 2016 was $67,750 and $207,720, respectively. Amortization expenses for the three and nine months ended September 30, 2015 was $112,773 and $112,773, respectively. The intangible asset for backlog was fully amortized as of February 2016.

A schedule of amortization expense over the estimated remaining lives of the other intangible assets is as follows:

Year Ending September 30,
2017	$271,000
2018	271,000
2019	271,000
2020	231,036
2021	97,000
Thereafter	365,721
$1,506,757

7.	Accrued Expenses

The following is a summary of accrued expenses:

	September 30, 2016	December 31, 2015

Accrued cost of revenues	$757,146	$168,983
Accrued payroll and related expenses	1,089,358	380,943
Accrued professional fees	31,651	627,124
Other accrued expenses	75,350	100,846
	$1,953,505	$1,277,896

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

8.	Capital Leases

The Company leases various office equipment under multiple capital leases that expire in 2016 and 2018. The equipment has a cost of $66,272.

Minimum future lease payments under the capital leases at September 30, 2016 for each of the next four years and in the aggregate are as follows:

Year Ending September 30,
2017	$3,790
2018	3,790
2019	-
2020	-
Total minimum lease payments	7,580
Less amount representing interest	(556)
Present value of net minimum lease payments	$7,024

The effective interest rate charged on the capital leases range from approximately 2.25% to 7.428% per annum. The leases provide for a $1 purchase option. Interest charged to operations for the three and nine months ended September 30, 2016 was $140 and $515, respectively. Interest charged to operations for the three and nine months ended September 30, 2015 was $276 and $931, respectively. Depreciation charged to operations for the three and nine months ended September 30, 2016 was $3,314 and $9,941, respectively. Depreciation charged to operations for the three and nine months ended September 30, 2015 was $3,314 and $9,941, respectively.

9.	Income Taxes

As of September 30, 2016, the Company has a net operating loss carryover of approximately $39,600,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2035, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. We adopted the provisions of ASC 740-10-50. We had no material unrecognized income tax assets or liabilities for the nine months ended September 30, 2016 or for the nine months ended September 30, 2015.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three and nine months ended September 30, 2016 and 2015, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ending on or before September 30, 2012 or California state income tax examination by tax authorities for years ending on or before September 30, 2011. We are not currently involved in any income tax examinations.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

10.	Note Payable

	September 30, 2016	December 31, 2015
Notes Payable:
Principal outstanding	$7,441,664	$9,333,332
Accrued Interest	434,443	319,418
Accrued Termination Fee	235,853	160,376
	8,111,960	9,813,126
Less: discount on note payable	(991,673)	(893,941)
	7,120,287	8,919,185
Less: current portion, net	(2,475,304)	(3,984,219)
Long-term portion, net	$4,644,983	$4,934,966

Scheduled maturities on long-term debt are as follows:

Years ending September 30,	Principal	Discount Amortization	Accrued Interest	Accrued Termination Fee	Total
2017	$3,150,000	$(726,769)	$52,073	$-	$2,475,304
2018	4,291,664	(264,904)	382,370	235,853	4,644,983
	$7,441,664	$(991,673)	$434,443	$235,853	$7,120,287

On October 3, 2014, the Company and its wholly owned subsidiaries, SITO Mobile Solutions, Inc. and SITO Mobile R&D IP, LLC, entered into a Revenue Sharing and Note Purchase Agreement (the “Fortress Agreement”) with Fortress Credit Co LLC, as collateral agent (the “Collateral Agent”), and CF DB EZ LLC (the “Revenue Participant”) and Fortress Credit Co LLC (the “Note Purchaser” and together with the Revenue Participant, the “Investors”).

At the closing of the Fortress Agreement, the Company issued and sold a senior secured note (the “Note”) with an aggregate original principal amount of $10,000,000 (the “Original Principal Amount”) and issued, pursuant to a Subscription Agreement, 261,954 new shares of common stock to Fortress at $3.817 per share (which represents the trailing 30-day average closing price) for an aggregate amount of $1,000,000. After deducting original issue discount of 10% on the Notes and a structuring fee to the Investors, the Company received $8,850,000 before paying legal and due diligence expenses.

The principal amount of the Note bears interest at a rate equal to LIBOR plus 9% per annum. Such interest is payable in cash except that 2% per annum of the interest shall be paid-in-kind, by increasing the principal amount of the Note by the amount of such interest. The term of the Note is 42 months and the Company must make, beginning in October 2015, monthly amortization payments on the Note, each in a principal amount equal to $333,334 until the Note is paid in full. The Company shall also apply 85% of Monetization Revenues (as defined in the Agreement) from the Company’s patents to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the Note until all amounts due with respect to the Note have been paid in full. After the repayment of the Note, in addition to interest, the Company shall pay the Revenue Participants up to 50% of Monetization Revenues totaling (i) $5,000,000, if paid in full prior to March 31, 2018 and (ii) $7,500,000 thereafter (the “Revenue Stream”). The Company must also pay $350,000 to the Note Purchaser upon repayment of the Note.

The Company may prepay the Note in whole or in part, without penalty or premium, except that any optional prepayments of the Note prior to the first anniversary of the Effective Date shall be accompanied by a prepayment premium equal to 5% of the principal amount prepaid.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

The Agreement contains certain standard Events of Default. The Company granted to the Collateral Agent, for the benefit of the Secured Parties, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to the Patents, which shall be evidenced by, and reflected in, the Patent License Agreement. The Collateral Agent and the Investors agree that the Collateral Agent shall only use such license following an Event of Default. Pursuant to a Security Agreement among the parties, the Company granted the Investors a first priority senior security interest in all of the Company’s assets. The Company and the Investors assigned a value of $500,000 to the revenue sharing terms of the Agreement and in accordance with ASC 470-10-25 “Debt Recognition”, the Company recognized $500,000 as deferred revenue and a discount on the Note that is amortized over the 42-month term of the Note using the effective interest method. For the three and nine months ended September 30, 2016, the Company recognized $32,934 and $107,823, respectively, in licensing revenue and interest expense from amortization of the deferred revenue. For the three and nine months ended September 30, 2015, the Company recognized $50,207 and $138,984, respectively, in licensing revenue and interest expense from amortization of the deferred revenue.

On March 1, 2016, the Company entered into Amendment No.1 (the “Amendment”) of the Fortress Agreement. Pursuant to the terms of the Amendment, principal payment on the Notes issued pursuant to the Agreement were reduced from $333,333 to $175,000 for the period commencing on the last business day of February 2016 through the last business day of February 2017 and from $333,333 to $300,000 for the period commencing on the last business day of March 2017 to the last day of business on February 2018, with the final payment on the last business day on March 2018 increased to repay the remaining principal in full. In consideration for the Amendment, the Company agreed to pay a restructuring fee of $100,000 and issue 200,000 shares of its common stock with an aggregate value of $568,000 to the Investors.

Interest expense on the Note for the three and nine months ended September 30, 2016 was $203,681 and $644,405, respectively. Amortization of the discounts for the three and nine months ended September 30, 2016 totaled $200,281 and $570,267, respectively, which was charged to interest expense. Accrual of termination fees for the three and nine months ended September 30, 2016 was $23,054 and $75,476, respectively, which was charged to interest expense.

Interest expense on the Note for the three and nine months ended September 30, 2015 was $259,857 and $767,245, respectively. Amortization of the discounts for the three and nine months ended September 30, 2015 totaled $165,681 and $458,646, respectively, which was charged to interest expense. Accrual of termination fees for the three and nine months ended September 30, 2015 was $35,145 and $97,289, respectively, which was charged to interest expense.

11.	Stock Based Compensation

During the nine months ended September 30, 2016, the Company recognized stock-based compensation expense totaling $935,123, through the vesting of 700,138 common stock options. Of the $935,123 in stock compensation expense, $715,033 is included in general and administrative expense and $220,090 is included in sales and marketing expense. During the nine months ended September 30, 2015, the Company recognized stock-based compensation expense totaling $634,100, which $210,000 was for payment of consulting services through the issuance of 70,000 common shares, and $386,061 was recognized through the vesting of 55,945 common stock options. Of the $386,061 in stock compensation expense, $319,540 is included in general and administrative expense and $66,521 is included in sales and marketing expense.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

12.	Related Party Transactions

On April 21, 2014 (the “Effective Date”), SITO Mobile R&D IP, LLC, the Company’s wholly-owned subsidiary, through a joint venture arrangement organized as a limited liability company (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV granted the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“Patents”), including an exclusive license to assert the Patents against certain infringing parties in the media distribution industry. In exchange for the License, the Licensee will pay an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”). Commencing three years from the Effective Date, the Licensee may each year, at its sole option, pay a $1,250,000 license fee to renew the License for every year for four additional years. Once the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License is deemed to be perpetual. For Patents infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid and litigation costs incurred (“Share of Proceeds”). SITO Mobile R&D IP, LLC and its joint venture partner will serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee will be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting Licensee in such litigation, including attorneys’ fees. The Licensee will pay the Annual Fee and any Share of Proceeds to the JV. Proceeds received by the JV are shared by SITO Mobile R&D IP, LLC and PMC on a 30% and 70% basis, respectively. In the event that the Licensee does not assert any infringement actions under its rights in the License within five years of the Effective Date, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee. For the three and nine months ended September 30, 2016, the Company amortized $94,262 and $280,738, respectively, in revenue. As of September 30, 2016, the Company has $209,016 in deferred revenue under the Licensing Agreement.

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

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company did not identify any assets and liabilities that are required to be presented on the consolidated balance sheets at fair value. The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2016. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2016.

14.	Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the nine months ended September 30, 2016, the Company issued 3,430,250 shares of its common stock of which 200,000 shares were issued to Fortress Credit Co LLC at $2.84 per share for an aggregate amount $568,000, in consideration for the amendment of the Fortress Agreement, 163,583 shares were issued for options exercised for which the Company received $703,604 in gross proceeds, and the Company received $10,320,001 in proceeds net of legal and accounting services in connection with the registration and issuance of 3,066,667 shares of common stock.

During the nine months ended September 30, 2015, the Company issued 1,820,662 shares of common stock of which 833,700 shares were issued for warrants exercised for which the Company received $2,109,055 in gross proceeds, issued 70,000 shares for which the Company received consulting services valued at $210,000, issued 296,402 in connection with the purchase agreement with DoubleVision Networks, Inc. and issued 620,560 shares in connection with the asset purchase agreement with Hipcricket, Inc.

Warrants

During the nine months ended September 30, 2016, no warrants were granted or exercised.

During the nine months ended September 30, 2015, no warrants were granted, 729,100 warrants exercised to purchase 729,100 shares of the Company’s common stock of which 684,000 at an exercise price of $2.50, and 45,100 warrants had an exercise price of $3.40 per share, and no warrants expired.

Options

During the nine months ended September 30, 2016, the Company granted options to its directors and employees as follows:

Grant Date	Options Granted	Exercise Price	Expiration	Vesting	Total Value	Risk Free Interest Rate	Volatility
February 18, 2016	30,000	$2.58	February 18, 2021	Immediately	$52,560	1.15%	103.90%
February 18, 2016	20,000	$2.58	February 18, 2021	Immediately	$35,040	1.15%	103.90%
February 18, 2016	25,000	$2.58	February 18, 2021	Immediately	$43,800	1.15%	103.90%
February 18, 2016	20,000	$2.58	February 18, 2021	3-years	$35,040	1.15%	103.90%
February 18, 2016	20,000	$2.58	February 18, 2021	Immediately	$35,040	1.15%	103.90%
February 18, 2016	25,000	$2.58	February 18, 2021	Immediately	$43,800	1.15%	103.90%
May 5, 2016	125,000	$2.95	May 5, 2019	3-years	$283,500	1.26%	91.52%
May 5, 2016	21,704	$2.95	May 5, 2019	3-years	$49,225	1.26%	91.52%
May 5, 2016	12,000	$2.95	May 5, 2019	3-years	$27,216	1.26%	91.52%
August 9, 2016	20,000	$4.00	August 9, 2023	Immediately	$59,800	1.35%	92.34%
August 9, 2016	300,000	$4.00	August 9, 2023	3-years	$897,000	1.35%	92.34%
August 9, 2016	75,000	$4.00	August 9, 2023	3-years	$224,250	1.35%	92.34%
	693,704

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company values options under the Binomial Option Model. The full value of option grants is charged to operations over the vesting period with option grants that vest immediately being fully charged on the date of grant.

A summary of outstanding stock warrants and common stock options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding – December 31, 2014	3,448,726	$4.90
Granted	474,281	3.60
Exercised	(833,700)	2.50
Cancelled	(496,050)	(8.10)
Outstanding – December 31, 2015	2,593,257	$4.80
Granted	693,704	1.30
Exercised	(163,583)	(4.30)
Cancelled	(1,266,510)	(5.40)
Outstanding – September 30, 2016	1,856,868	$3.10

Of the 1,856,868 common stock options outstanding, 700,138 options are fully vested and currently available for exercise. Of the common stock options outstanding, 70,000 options will be cancelled if not exercised during the three months ended December 31, 2016.

15.	Commitments and Contingencies

Operating Leases

The Company leases office space in Jersey City, New Jersey; Boise, Idaho; Chicago, Illinois; and Sylvan Lake, Michigan. The Company’s Boise office space is subject to a 38-month lease that commenced on May 1, 2014. The Jersey City office lease, amended on November 6, 2014, expires on November 30, 2018 and the Company has the option to extend the term for an additional five years. In addition to paying rent, under the terms of the Jersey City office lease the Company is also required to pay its pro rata share of the property’s operating expenses. The Company entered into a sub-lease agreement on June 24, 2016 for an office in Michigan. The term for the office space is month to month. Rent expense for the three months ended September 30, 2016 and 2015 was $80,307 and $95,925, respectively. Rent expense for the nine months ended September 30, 2016 and 2015 was $292,521 and $275,783, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of September 30, 2016 for the next five years and in the aggregate are:

2017	$276,669
2018	256,608
2019	42,768
2020	-
2021	-
$576,045

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Incentive Compensation

On November 18, 2015, the Company approved a compensation plan for its executive officers which provides for the payment of a cash bonus and an equity grant of performance options to the Company’s Chief Executive Officer and its Chief Financial Officer (the “Executives”). Each Executive was eligible for an annual cash bonus, based upon net revenue, gross margins, and individual key performance indicators, set annually by the Company’s Compensation Committee (the “Target Performance”). For the period ended September 30, 2016, the target bonus for the Chief Executive Officer was 50% of his base salary and for the Chief Financial Officer, the target bonus was 40% of his base salary. The cash bonus was based upon the target net revenues and gross margins of the Company. 70% of the target cash bonus was payable if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus was payable if the Target Performance is reached, with 120% of the cash bonus paid if 120% of the Target Performance is achieved. As of September 30, 2016, there were no cash payouts for the incentive compensation plan. The equity grant component of the compensation plan provided for the grant of 110,000 performance options to purchase shares of common stock to the Chief Executive Officer and 50,000 performance options to purchase shares of common stock to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options vest in annual increments over three years commencing on the grant date and are exercisable at a price of $3.51. During the three and nine months ended September 30, 2016, the Company recognized $55,098 and $165,294, respectively, in stock compensation expense for the performance options.

On November 18, 2015, the Company approved a compensation plan for three employees of the Company which provides for the payment of a cash bonus and an equity grant of performance options. Two of the Employees are eligible for an annual cash bonus, based upon net revenue, and gross margins, set annually by the Company’s Compensation Committee (the “Target Performance”). For the period ended September 30, 2016, the target bonus ranges from 20-30% of their base salary. 70% percent of the cash bonus is based upon the target net revenues and 30% of the cash bonus is based upon gross margins of the Company. Seventy percent of the target cash bonus will be paid if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 120% of the cash bonus paid if 120% of the Target Performance is achieved. As of September 30, 2016, the Company has accrued $91,287 in compensation expense for the potential incentive cash bonuses. The equity grant component of the compensation plan provides for the grant of 28,000 performance options to purchase shares of Company common stock to each of the three Employees, with the number of performance options to be received by each of the Employees based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three year increments commencing on the grant date and are exercisable at a price of $3.51. During the three and nine months ended September 30, 2016, the Company recognized $25,827 and $77,481, respectively, in stock compensation expense for the performance options.

On February 18, 2016, the Company granted 120,000 options to directors of the Company with an exercise price of $2.58, which automatically vested. For the three and nine months ended September 30, 2016, the Company recognized $0 and $210,240, respectively, in expense for the options.

On May 5, 2016, the Company granted 158,704 options to three employees of the Company. The options will vest in three year increments commencing on the grant date and are exercisable at a price of $2.95. During the three and nine months ended September 30, 2016, the Company recognized $68,698 and $88,695, respectively, in stock compensation expense for the performance of options.

On August 9, 2016, the Company granted 20,000 options to a director of the Company with an exercise price of $4.00, which automatically vested. For the three and nine months ended September 30, 2016, the Company recognized $59,800 and $59,800, respectively, in expense for the options.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

On August 9, 2016, the Company granted 375,000 options to the Executives. The options will vest in three year increments commencing on the grant date and are exercisable at a price of $4.00. During the three and nine months ended September 30, 2016, the Company recognized $97,624 and $97,624, respectively, in stock compensation expense for the options.

On August 9, 2016, the Company approved a compensation plan for the quarter ending December 31, 2016 for the Executives which provides for the payment of a cash bonus and an equity grant of performance options to the Company’s Chief Executive Officer and its Chief Financial Officer (the “Executives”). Each Executive was eligible for a quarterly cash bonus, based upon net revenue, gross margins, and individual key performance indicators, set by the Company’s Compensation Committee (the “Target Performance”). The target bonus for the Chief Executive Officer was 50% of his base salary and for the Chief Financial Officer, the target bonus was 40% of his base salary. The cash bonus was based upon the target net revenues and gross margins of the Company. 70% of the target cash bonus was payable if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus was payable if the Target Performance is reached, with 140% of the cash bonus paid if 140% of the Target Performance is achieved. As of September 30, 2016, there were no cash payouts for this incentive compensation plan. The equity grant component of the compensation plan provided for the grant of 27,500 performance options to purchase shares of common stock to the Chief Executive Officer and 12,500 performance options to purchase shares of common stock to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement by the Company of certain net revenues and gross margins targets.

On August 9, 2016, the Company approved a compensation plan for the quarter ended December 31, 2016 for four employees of the Company which provides for the payment of a cash bonus and an equity grant of performance options.  Three of the employees are eligible for a quarterly cash bonus, based upon net revenue, and gross margins, set by the Company’s Compensation Committee (the “Target Performance”). The target bonus ranges from 20-30% of their base salary. Seventy percent of the cash bonus is based upon the target net revenues and 30% of the cash bonus is based upon gross margins of the Company. 70% of the target cash bonus will be paid if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 140% of the cash bonus paid if 140% of the Target Performance is achieved. As of September 30, 2016, the Company has not accrued compensation expense for the potential incentive cash bonuses. The equity grant component of the compensation plan provides for the grant of 6,250 performance options to purchase shares of Company common stock to each of the four Employees, with the number of performance options to be received by each of the Employees based upon the achievement by the Company of certain net revenues and gross margins targets.

16.	Subsequent Events

Since September 30, 2016, 93,277 shares of stock option grants were exercised at grant prices ranging from $2.25 to $4.69 per share for aggregate purchase proceeds of $365,469.

On November 9, 2016, the Company’s Board of Directors approved an increase in the base salary of the Company’s Chief Executive Officer from $300,000 to $350,000 and an increase in the base salary of its Chief Financial Officer from $225,000 to $275,000. The Board of Directors also approved an increase in the target bonus of the Chief Executive Officer to 60% of his base salary and an increase in the target bonus to 50% of the base salary of the Chief Financial Officer.

On November 9, 2016, the Company’s Board of Directors approved the grant of three-year options to purchase 85,296 total shares of common stock with an exercise price of $4.74 per share to certain employees. The options shall expire upon the earlier of November 9, 2023 or three months after the cessation of service, whichever is sooner.

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

Our business has focused on leveraging our solution in the areas of messaging/notifications and media placement on mobile devices. Our Verified Walk-In platform is a proprietary attribution technology that utilizes geo-fencing to reach customers within a certain radius of location and uses technology to push coupons, advertisements, and promotions to mobile apps and mobile websites in real-time, allowing for a more accurate advertising approach. This technology identifies consumers who visit physical storefronts after seeing advertisements that we distribute. This platform allows our clients to assess mobile-to-offline attribution allowing the ability to quantify and measure the impact of campaigns on in-store visits, leveraging real-time insights on campaign performance through key metrics such as user demographics, psychographics, visitation rates, click-through and time of engagement. Our Real-time Verified Walk-In feature enables us and our customers to see advertising campaign results in real time, providing intelligence that is quicker and more impactful than competitive offerings.

Our portfolio of intellectual property represents our many years’ of innovation in the wireless industry through patented technology that we developed, as well as patented technology we purchased from Microsoft and others. We are dedicated to the monetization of our patents.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2016 and 2015

During the three months ended September 30, 2016, our revenue increased by $5.8M, or 129%, to $10.3M for the three months ended September 30, 2016 as compared to $4.5M for the three months ended September 30, 2015. Our revenue growth was primarily comprised of a $5.4M or 179% increase in media placement revenue and a $0.4M or 33% increase in wireless application revenue. Media placement revenue increased as a result of expanding our direct sales force and acquiring the mobile advertising business of Hipcricket, Inc. in July 2015. In connection with transferring the management of text and voice messaging program of our largest customer under the master services agreement with AT&T back to the customer, we expect to receive $1.0M, of which we recognized $0.4M in the three months ended September 30, 2016 and we will recognize $0.5M in the three months ending December 31, 2016

During the three months ended September 30, 2016, two customers accounted for 34% of the Company’s revenue, which comprised of 17% from contracts with five customers covered under the Company’s master services agreement with AT&T, and 17% from multiple advertising contracts under one media placement customer. Of our revenue earned during the quarter ended September 30, 2015, approximately 29% of the Company’s revenue was generated from contracts with six customers covered under our agreements with AT&T.

Our cost of revenue, which represents the costs associated with wireless applications and media placement revenues, increased by $2.4M or 115% to $4.6M for the three months ended September 30, 2016 as compared to $2.2M for the three months ended September 30, 2015. Our cost of revenue is substantially in line with media placement and wireless application revenues, and includes depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our wireless applications and media placement business. This increase in our cost of revenue is primarily the result of a 129% increase in revenue over the same period. Our technology investment in revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the three-month periods ended September 30, 2016 and 2015, we recognized $0.3M and $0.2M, respectively, in amortization of software development costs due to the increase investment in developing our platform.

General and administrative expense, excluding stock based compensation, decreased by $0.6M, or 28%, to $1.5M for the three months ended September 30, 2016 as compared to $2.0M during the same period in 2015. This decrease is primarily due to non-recurring fees related to the HipCricket acquisition in July 2015, in addition to continued streamlining of the business.

Sales and marketing expense, which excludes stock based compensation, increased by $1.5M, or 134%, to $2.7M for the three months ended September 30, 2016 as compared to $1.2M for the three months ended September 30, 2015. This increase is primarily attributable to the expansion of our direct sales force and customer management personnel in connection with our media placement business which launched in December 2013 and expanded by acquiring Hipcricket’s mobile advertising business in July 2015. As a percentage of revenue, sales and marketing expense was 27% for the three months ended September 30, 2016 and the same period ended in 2015. Our media placement revenues have carried relatively higher spending levels than our wireless application revenue. Sales and marketing expense has increased as media placement revenue has grown, but has decreased to 33% of total media placement revenue for the three months ended September 30, 2016 as compared to 40% during the same period in 2015. We anticipate that sales and marketing expense as a percentage of media placement revenue will continue to decrease as our expanded sales force generates more sales.

For the three months ended September 30, 2016, total stock based compensation expense increased by $0.2M, or 83% to $0.4M as compared to $0.2M for the three months ended September 30, 2015, excluding stock-based compensation issued to vendors for services. This is due to the grants of options to additional members of management in 2016 and the non-recurring stock based compensation for vendor services in 2015.

Interest expense for the three months ended September 30, 2016 decreased by approximately $0.1M, or 8% to approximately $0.4M as compared to approximately $0.5M for the three months ended September 30, 2015. In October 2014, we sold a secured $10,000,000 42-month note having an interest rate of 9% plus the greater of LIBOR, which was 0.52% as of September 30, 2016, rounded to 1%. Included in interest expense for the three months ended September 30, 2016 is $0.2M in amortization of discounts on the debt for a structuring fee, termination fees, and the rights assigned to Fortress to share in our potential future new intellectual property monetization revenue streams.

Our net income for the three months ended September 30, 2016 was $0.5M as compared to a net loss of $2.6M for the three months ended September 30, 2015, primarily attributable to the $3.3M increase in gross profits and a non-recurring $0.8M impairment expense for the three months ended September 30, 2015. These were offset by an increase of $1.6M in sales and marketing expense. Excluding stock based compensation, our net income for the three-month period ended September 30, 2016 was $0.9M as compared to a net loss of $2.4M for the three months ended September 30, 2015.

Our net income was $0.03 per basic share for the three months ended September 30, 2016 based on our weighted average shares outstanding of 17.4M on September 30, 2016 as compared to a net loss of $0.16 per share for the three months ended September 30, 2015 based on our weighted average shares outstanding of 16.4M for the three months ended September 30, 2015. Our net income on a fully diluted basis was $0.03 per share for the three months ended September 30, 2016 based on our weighted average shares outstanding of 19.5M on September 30, 2016. The increase in the number of weighted shares outstanding primarily reflects the issuance of shares of common stock, of which 3.1M shares were issued in connection with a new shelf registration, 0.8M shares were issued for warrants which were exercised, and 0.2M shares were issued to Fortress for the restructuring of debt.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

During the nine months ended September 30, 2016, our revenue increased by $14.8M or 123%, to $26.7M as compared to $12M during the nine months ended September 30, 2015. Our revenue growth was primarily comprised of a $14.8M or 217 % increase in media placement revenue. Media placement revenue increased as a result of expanding our direct sales force and acquiring Hipcricket’s mobile advertising business in July 2015. During the first half of fiscal 2015, one of our largest customers under our master services agreement with AT&T transitioned its database of customers who receive our messages to a new standard rate messaging program and the transition caused a decline in the number of customers who elected to continue to receive messages.

During the nine months ended September 30, 2016, two customers accounted for 33% of the Company’s revenue, which comprised of 17% from contracts with five customers covered under the Company’s master services agreement with AT&T, and 16% from multiple advertising contracts under one media placement customer. Of our revenue earned during the nine months ended September 31, 2015, approximately 38% was generated from contracts with six customers covered under our agreements with AT&T.

Our cost of revenue, which represents the costs associated with wireless applications and media placement revenues, increased by $6.5M or 116 % to $12.1M for the nine months ended September 30, 2016 as compared to $5.6M for the nine months ended September 30, 2015. Our cost of revenue varies substantially in line with wireless applications and media placement revenues and includes depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our wireless applications and media placement business. Cost of revenue for the nine months ended September 30, 2016 increased as compared to the nine months ended September 30, 2015 primarily as result of the 123% increase in revenue over the same comparable periods and a $0.3M increase in software development amortization expense. Our technology investment in revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the nine-month periods ended September 30, 2016 and 2015, we recognized $0.8M and $0.5M, respectively, in amortization of software development costs, with the increased amortization attributable to the increased investment in developing our platform.

General and administrative expense, excluding stock based compensation, remained consistent at $4.4M for the nine months ended September 30, 2016 as compared to $4.4M for the nine months ended September 30, 2015.

Sales and marketing expense, excluding stock based compensation, increased by $4.4M, or 154%, to $7.3M for the nine months ended September 30, 2016 as compared to $2.9M for the nine months ended September 30, 2015. This increase is primarily attributable to the expansion of our direct sales force and customer management personnel in connection with our media placement business that we launched in December 2013 and expanded by acquiring Hipcricket’s mobile advertising business in July 2015. As a percentage of revenue, sales and marketing expense was 28% and 25% for the nine months ended September 30, 2016 and 2015, respectively. Our media placement revenues have carried relatively higher spending levels than our wireless application revenues. Sales and marketing expense has increased as media placement revenue has grown, but has decreased to 35% of total media placement revenue in the current quarter as compared to 43% during the same period in 2015. We anticipate that sales and marketing expense as a percentage of media placement revenue will continue to decrease as our newly expanded direct sales force generates more sales.

For the nine months ended September 30, 2016, total stock based compensation expense increased by $0.5M or 142% to $0.9M from $0.4M for the nine months ended September 30, 2015, excluding stock-based compensation issued for vendor services. The increase is primarily attributable to our granting directors their annual option grants at our February 2016 annual meeting of shareholders rather than on their respective anniversary dates as was done previously, the addition of a new director and his grant of options, in addition to options granted to management.

Interest expense for the nine months ended September 30, 2016 and 2015 remained consistent at $1.3M and $1.3M, respectively. In October 2014, we sold a secured $10,000,000 42-month note having an interest rate of 9% plus the greater of LIBOR, which was 0.52% as of September 30, 2016, rounded to 1%. Included in interest expense for the nine months ended September 30, 2016 and 2015 are $0.6M and $0.5M, respectively, in amortization of discounts on the debt for a structuring fee, termination fees and the rights assigned to Fortress to share in our potential future new intellectual property monetization revenue streams.

Our net loss for the nine months ended September 30, 2015 of $4.0M decreased by $4.0M, or 101% to a net income of $0.1M for the nine months ended September 30, 2016. This decrease is primarily attributable to the $4.4M increase in sales and marketing expense and $0.5M increase in stock compensation expense that was offset by the $8.2M increase in gross profits and a $0.8M non-recurring impairment expense for the nine months ended September 30, 2015. Excluding stock based compensation, our net income for the nine-month period ended September 30, 2016 was $1.0M and net loss of $3.6M for the nine-month period ended September 30, 2015. Our net income on a basic and fully diluted basis was $0.00 per share for the nine months ended September 30, 2016 based on our weighted average shares outstanding of 17.7M and 19.7M respectively, as compared to a net loss of $0.25 per share for the nine months ended September 30, 2015 based on our weighted average shares outstanding of 15.7M. The increase in the number of weighted shares outstanding primarily reflects the issuance of shares of common stock, of which 3.1M shares were issued in connection with an underwritten public offering, 0.8M shares were issued for warrants which were exercised, 0.2M shares were issued to Fortress, 0.3M were issued to DoubleVision in satisfaction of the earnout provision, 0.6M shares were issued for the acquisition of Hipcricket’s mobile advertising business.

Liquidity and Capital Resources

At September 30, 2016, we had total assets of $31.7M including $19.9M in current assets, and total liabilities of $13.9M, including $9.3M in current liabilities. At December 31, 2015, we had total assets of $20.8M, including $8.9M in current assets, and total liabilities of $15.6M, including $10.6M in current liabilities. The $10.9M or 53% increase in assets consisted of a $7.2M increase in cash due to the sale and issuance of 3.1M shares of common stock in September 2016 in an underwritten public offering. Additionally, increased revenues led to an increase of $3.6M in receivables. The $1.6M or 11% decrease in liabilities is primarily attributable to the decrease in current liabilities that largely consisted of a $1.8M decrease for the Fortress Loan, a $0.4M decrease in accounts payable due to use of cash proceeds for operations, offset by an increase in accrued expense of $0.7M attributable to the growth in our costs of revenue and operations that resulted from the expansion of our business.

During the three months ended September 30, 2016, we used $2.0M in cash for operating activities, of which $1.5M is the net positive result of our noncash expenses primarily consisting of $0.7M in depreciation and amortization expense, $0.4M in stock compensation expense, and $0.1 of bad debt expense. In addition, we used $1.0M in cash for growth in our accounts receivable in the three-month period which has resulted from increased media placement revenue that typically remains outstanding in accounts receivable longer than our wireless applications revenue. $2.4M was also used in accounts payable for the three month-month period that reflected our plan to strategically reduce outstanding balances with our advertising inventory suppliers to create more buying capacity and flexibility in anticipation of media placement revenue growth.

Cash used in investing activities for the three months ended September 30, 2016 was $0.4M, of which $0.3M primarily represents capitalized internal costs of our software development for our advertising technology platform. $0.1M was attributable to investments in our intellectual property which is designed to strengthen our intellectual property portfolio and purchases of property and equipment in connection with our personnel expansion.

Cash provided in financing activities for the three months ended September 30, 2016 was $10.5M which is primarily comprised of $11.0M net proceeds from the issuance of common stock in September 2016 and $0.5M in principal repayment our Note to Fortress. On March 1, 2016, we amended our Revenue Sharing and Note Purchase Agreement with Fortress to reduce monthly principal payments from $333,333 to $175,000 for February 2016 through February 2017 and from $333,333 to $300,000 for March 2017 to February 2018, with the final payment in March 2018 increased to repay the remaining principal in full. In consideration for the Amendment, we paid a restructuring fee and issued shares of our common stock to Fortress as described in the discussion of the cash provided by financing activities for the nine months ended September 30, 2016 below.

During the nine months ended September 30, 2016, we used $0.6M in cash for operating activities, of which $3.2M is the net positive result of our noncash expenses of $1.9M in depreciation and amortization expense, $0.9M in stock compensation expense, and $0.3M of bad debt expense. In addition, we used $4.0M in cash for growth in our accounts receivable in the nine-month period which has resulted from increased media placement revenue, which typically remains outstanding in accounts receivable longer than our wireless applications revenue and we used $0.4M in cash for our accounts payable in the nine-month period that reflects operating cost growth in line with our revenue growth and an increase in accounts payable aging that brings our vendor and customer balance aging into better alignment. These were offset by an increase of $0.7M in accrued expenses due primarily to annual incentive plans ending September 30, 2016.

Cash used in investing activities for the nine months ended September 30, 2016 was $1.2M, of which $1.1M primarily represents capitalized internal costs of our software development for our advertising technology platform. The remaining $0.1M was attributable to investments in our intellectual property which is designed to strengthen our intellectual property portfolio and for purchases of property and equipment in connection with our personnel expansion.

Cash provided by financing activities for the nine months ended September 30, 2016 totaled $9.0M, which primarily consisted of $11.0M net proceeds from the issuance of common stock in September 2016 and $1.9M in principal repayments on our Note to Fortress. On March 1, 2016, we amended our Revenue Sharing and Note Purchase Agreement with Fortress to reduce monthly principal payments from $333,333 to $175,000 for February 2016 through February 2017 and from $333,333 to $300,000 for March 2017 to February 2018, with the final payment in March 2018 increased to repay the remaining principal in full. In consideration for the Amendment, we paid a restructuring fee of $100,000 and issued 200,000 shares of our common stock, with an aggregate value of $0.6M, to Fortress.

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

The Company evaluates whether it is appropriate to recognize media placement revenue based on the gross amount billed to the customers or the net amount earned as revenue.  When the Company is directly engaged with an advertising agency or brand, the Company is primarily obligated in a transaction, has latitude in establishing prices, is responsible for fulfillment of the transaction, has credit risk, or has several but not all of these indicators, revenue is recorded on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, the Company places the most weight on the analysis of whether or not it is the primary obligor in the arrangement. When the Company is engaged with a sales partner who deals directly with an agency or brand, the Company records the net amounts as media placement revenue earned if it is not primarily obligated or does not have latitude in establishing prices or credit risk.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3 - Defaults Upon Senior Securities

No disclosure required.

Item 4 - Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

On November 9, 2016, the Company’s Board of Directors approved an increase in the base salary of the Company’s Chief Executive Officer from $300,000 to $350,000 and an increase in the base salary of its Chief Financial Officer from $225,000 to $275,000. The Board of Directors also approved an increase in the target bonus of the Chief Executive Officer to 60% of his base salary and an increase in the target bonus to 50% of the base salary of the Chief Financial Officer.

Item 6 - Exhibits

Index to Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement dated September 16, 2016 between SITO Mobile, Ltd. and Cowen and Company, LLC, as representative of the several underwriters (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on September 21, 2016)
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITO Mobile Ltd.

Date: November 14, 2016	By:	/s/ Jerry Hug
Jerry Hug, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Kurt Streams
Kurt Streams, Chief Financial Officer
(Principal Financial and Accounting Officer)