Form 10-K
period 2016-12-31
SITO MOBILE, LTD.
filed 2017-04-17
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging  growth company”  in  Rule  12b-2  of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section  7(a)(2)(B) of  the Securities Act .  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter, or June 30, 2016, was approximately $53,800,000.

The number of shares of registrant’s common stock outstanding, as of April 14, 2017 was 20,681,047.

DOCUMENTS INCORPORATED BY REFERENCE

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis and Results of Operation) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward-looking statements include statements concerning the following:

●	our possible or assumed future results of operations;
●	our business strategies;
●	our ability to attract and retain customers;
●	our ability to sell additional products and services to customers;
●	our cash needs and financing plans;
●	our competitive position;
●	our industry environment;
●	our potential growth opportunities;
●	expected technological advances by us or by third parties and our ability to leverage them;
●	the effects of future regulation; and
●	our ability to protect or monetize our intellectual property.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in this Annual Report on Form 10-K and the reports we file with the SEC. Actual events or results may vary significantly from those implied or projected by the forward-looking statements due to these risk factors. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits thereto with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results and circumstances may be materially different from what we expect.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, except as may be required by applicable law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Unless the context otherwise requires, the terms “SITO Mobile,” “the Company,” “we,” “us,” and “our” in this report refer to SITO Mobile, Ltd., a Delaware corporation and its consolidated subsidiaries.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We are a mobile location-based media platform serving businesses, advertisers and brands. Through our platform, our solutions allow marketers to create advertising content targeted to audiences, based on location, interests, behaviors and loyalty. Through the proliferation of mobile devices, we provide our customers with the ability to deliver actionable content in a real-time manner, while providing measurement and analytics that allow campaigns to be fluid and transaction driven.

Our emphasis is on mobile location-based advertising that give brands, agencies and retailers the ability to transform digital marketing by delivering targeted mobile advertising campaigns based on geo-location, in-store traffic and customer response. Our platform launches enhancements to location-based advertising and drives focus on our core offerings and products, such as Real-Time Verified Walk-in, our proprietary mobile attribution engine. We believe our products give our clients the appropriate measurement, beyond click-through-rates to properly assess return on investment and alter advertising programs in real-time, which we believe can provide a meaningful difference in campaign results and visibility and a competitive advantage.

Principal Products and Services

Location Based Advertising – We use location-based mobile advertising including geo-fencing, verified walk-ins and behavioral targeting with analytics and optimization for the client. “Geo-fencing” targets customers within a certain radius of location and uses technology to push coupons, ads and promotions to mobile apps and mobile websites and drive foot traffic in real-time. Analytics and optimization allow clients to measure ad campaign performance and insight into key metrics, with a measurement system to track key metrics like user demographics, psychographics, CPM, click-throughs, time of engagement and foot traffic. Our platform allows brands to access the right audiences at the right time in the key locations ultimately driving traffic and sales.

We provide a product to deliver location-based mobile advertisements directly to consumers’ smartphones for retailers and advertisers. We have found that by combining multiple real-time bidding networks with our ability to serve coupons, ads and promotions at times and places when consumers are most interested, we can create relevant content for consumers. We enable advertisers to deliver targeted ads in mobile applications, or Apps, to the smartphones of people within close proximity (approximately 15 feet) of a specific location. We launched this revenue stream in December 2013. Our revenue is driven by our sales of mobile advertising campaigns that feature advertisements on mobile devices. Our revenue is based on the same key media metrics as Internet advertising, which are the number of audience impressions and the CPM (cost per thousand) price to reach that audience.

SITO Location Based Advertising includes the following features:

●	Real-time Verified Walk-In: VWI platform provides closed-loop attribution and reporting, identifying consumers who have interacted with an ad on their mobile device and then walked into a physical location – all in real-time.

●	Device-Level Targeting:

o	Behavioral Targeting – Target consumers based on previous locations visited, demographics, CRM data, purchase history and interests

o	Retargeting – Continue to engage a consumer with multiple touchpoints based on previous ad impression

o	Cross-Device Audience Targeting – Unify and amplify your audience by reaching consumers on their desktops and mobile devices

●	Location-Based Targeting:

o	In-Store Targeting – Reach consumers at the point of purchase

o	Proximity Targeting – Drive consumers in-store from any distance

o	Geo-conquesting – Target consumers at a competitor’s location

●	SITO LABS: Location, Audience and Behavior Sciences (LABS) enables companies to measure how their audience changes in real-time. Customized SITO LABS reports provide a transparent, in-depth analysis of your audience, breaking down location, purchase and demographic data against multiple control groups for selected targeted audiences.

●	Transparent Reporting In Real-time: Real-time reporting & data, custom attribution windows, daily lift in foot traffic, custom reports and real-time optimization tools provide a transparent, in-depth analysis of your audience. VWI Lift Report monitors an audience to show incremental lift and walk-ins directly as a result from exposure to an ad in real-time.

Background of Industry Growth and Potential

Across the globe, the mobile channel is growing fast. People in every country are buying more and more advanced mobile devices, and businesses and consumers alike are using mobile phones for everyday activities such as checking the weather, taking advantages of discounts, shopping or sending and receiving financial information. As the use of mobile phones increases, e-Business and channel strategy professionals are challenged to determine how these devices integrate with their existing sales and service channels. Rapid adoption of the mobile channel is a critical driver of the need for e-Business professionals to evolve their strategy and operations to address agile mobile commerce.

According to Statista, there will be 223 million smartphones and 172 million tablets in use in the U.S. by 2017 and 80% of consumers plan to conduct mobile commerce in the next 12 months. According to Com Score, approximately 68% of digital time is spent on mobile and approximately 59% of digital time is spent on mobile apps. According to BIA/Kelsey, Mobile has surpassed desktop in US digital ad spending since 2015, and is predicted to account for the majority of worldwide digital ad spending and become a $72 billion business by 2021. As mobile has grown, so has the power of location, BIA/Kelsey estimates that 45% of mobile advertising spending will be in location by 2021 and that location-targeted mobile ad spending to grow to $32.4 billion by 2021.

Competition

The mobile media and data communications market for products and services is competitive with the rapid growth and adoption of mobile data services, along with the increased demand for mobile marketing and advertising solutions.

We compete with publicly traded companies providing similar service offerings to ours, including Facebook (FB), Twitter (TWTR), Tube Mogul (TUBE), Voltari (VLTC), Twilio (TWLO), and Mobivity (MFON) and private companies, including Ninth Decimal, PlaceIQ, xAd, Verve, ThinkNear.

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

Of our revenue earned during the fiscal year ended December 31, 2016, approximately 19% was generated from contracts with one specific advertising agency.

Intellectual Property Development

Patents and Licenses for Operations

We currently hold rights to multiple purchased and developed patents relating to certain aspects of accessing information on a mobile device, sending information to and between mobile devices, advertising and media streaming. We believe the ownership of such patents is an important factor in our existing and future business. We have 30 patents in the United States and Canada issued from May 2006 to March 2017.

We regularly file patent applications to protect innovations arising from our research, development and design, and are currently pursuing multiple patent applications. Over time, we have accumulated a portfolio of issued patents, primarily in the U.S. No single patent is solely responsible for protecting our systems and services. We believe the duration of our patents is adequate relative to the expected lives of our systems and services.

Because of technological changes in the industries in which we compete, current extensive patent coverage and the rapid rate of issuance of new patents, it is possible that certain components of our systems and services may unknowingly infringe existing patents or intellectual property rights of others.

Patent Portfolio Development, Protection and Licensing.

Our portfolio of intellectual property, comprised of the 30 patents referred to above, represents our many years of innovation in the wireless industry through patented technology developed by us, including patents granted to us by the U.S. Patent and Trademark Office, as well as patented technology we purchased from Microsoft and others.

We established a separate subsidiary, SITO Mobile R&D IP, LLC, dedicated to the monetization of these assets, primarily through licensing. In recent months, we have increased our monetization efforts and are pursuing several available options.

Our existing patents cover three broad categories:

●	Digital Video and Audio Streaming and Advertising - these patents related to Over the Top (“OTT”) streaming services and protocols (e.g. HLS, MPEG DASH) as well as the notion of dynamic advertising insertion into these streams and the billing and tracking of ad-revenues thereof.

●	Sending Information to and Between Mobile Devices - these patents relate to over-the-air provisioning of smartphones and mobile devices such that the customer, when transitioning over to new phones or modifying existing phones, can highly customize their phones, from carrier plan to interface to smartphone design features to content and form of delivery. While still an emerging market, carriers are unlocking carrier plans and it is expected in the short-term that consumers will be able to go online and pick their carrier plan of choice. We have patents in this area as well as smartphone back-up and synchronization patents that make up our mobility portfolio.

●	Accessing Information on a Mobile Device - this group of patents relates to features that offer users improved effectiveness in accessing information on a mobile device, whether content or services or advertising solutions. This includes technology from abbreviated dial codes for rapid access to services to providing ads and coupons to these links through to more efficient user interface features. Our patent litigation with Zoove Corporation, in which, in 2013, we settled a complaint we brought against Zoove Corporation for patent infringement, involved patents in this category.

In October 2014, pursuant to that certain Revenue Sharing and Note Purchase Agreement by and among the Company, SITO Mobile Solutions, Inc., our wholly-owned subsidiary, SITO Mobile R&D IP, LLC, our wholly-owned subsidiary, Fortress Credit Co. LLC, and CF DB EZ LLC, we granted a security interest in all of our assets, including our entire portfolio of patents, to secure $10,000,000 in senior secured notes issued by the Company to Fortress Credit Co. LLC (“Fortress”), and we entered into an intellectual property revenue sharing agreement that provides for proceeds from the sale or licensing of our patents to be used to reduce the outstanding borrowings from Fortress and for Fortress to receive a portion of the proceeds once all outstanding borrowings are repaid.

Government Regulation

We provide value-added and enabling platforms for carrier-based distribution of various software and media content, as well as notifications and other communications. Applicable regulations are primarily under the Federal Communications Commission and related to the operations policies and procedures of the wireless communications carriers. Messaging is regulated by, among other things, the Telephone Consumer Protection Act and safeguarding personal health information, moreover, is regulated by, among other things, the Privacy Rule of the Health Insurance Portability and Accountability Act. Given the growing and dynamic evolution of digital wireless products that can be offered to consumers over a wireless communication network, regulators could impose rules, requirements and standards of conduct on third-party content and infrastructure providers such as us. We are not currently aware of any pending regulations that would materially impact our operations.

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

Employees

We currently have 69 full-time employees, including our interim chief executive officer and interim chief financial officer, 7 employees serving as programmers and technical staff operators, 54 employees in sales and account management and 6 employees in administration. We currently have 2 part time employees. We expect to increase our future employee levels on an as-needed basis in connection with our expected growth.

Recent Developments

Discontinued Operations

On February 7, 2017, the Company together with its wholly-owned subsidiary, SITO Mobile Solutions, Inc., entered into an asset purchase agreement pursuant to which the Company sold certain assets related to its legacy wireless applications business which completed the Company’s exit from its legacy non-core business.

The assets and liabilities of our legal wireless applications are classified as held for sale on the consolidated balance sheet as of December 31, 2016 and the operating results of the wireless applications business are reflected as discontinued operations in the consolidated statements of earnings for the years ended December 31, 2016 and 2015.

Resignation of CEO and CFO; Internal Inquiry

On February 17, 2017, Jerry Hug resigned as Chief Executive Officer and director of the Company. Also, on March 10, 2017, Kurt Streams resigned as Chief Financial Officer of the Company. Following the resignation of Mr. Hug, our Audit Committee engaged an independent law firm and an accounting consulting firm to conduct an inquiry into the use of the Company's charge and debit cards, as well as certain cash withdrawals. The ongoing inquiry identified the misappropriation of company funds by each of Streams and Hug. The company is implementing stronger compliance with company policies and enhancements to its controls and procedures with respect to these matters.

 Section 382 Tax Benefits Preservation Plan

On April 3, 2017, our Board of Directors approved and adopted a Section 382 Tax Benefits Preservation Plan, dated as of April 3, 2017, by and between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. Pursuant to the Section 382 Tax Benefits Preservation Plan, the Board declared a dividend of one preferred share purchase right or Right for each outstanding share of common stock, par value $0.001, of the Company. The dividend is distributable to stockholders of record as of the close of business on April 14, 2017.

The Board adopted the Section 382 Tax Benefits Preservation Plan in an effort to diminish the risk that the Company’s ability to utilize its net operating loss carryovers or “NOLs” to reduce potential future federal income tax obligations may become substantially limited. Under the Internal Revenue Code of 1986, as amended and the regulations promulgated thereunder by the U.S. Treasury Department, these NOLs may be “carried forward” in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. While the amount and timing of the Company’s future taxable income cannot be predicted with any certainty and, accordingly, the Company cannot predict the amount of these NOLs that will ultimately be used to reduce its income tax liability, to the extent that the NOLs do not otherwise become limited, these NOLs could be a potentially valuable asset to the Company. However, if the Company experiences an “ownership change,” within the meaning of Section 382 of the Code, or Section 382, its ability to utilize the NOLs may be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those assets.

The Section 382 Tax Benefits Preservation Plan is intended to act as a deterrent to any person or group acquiring beneficial ownership of 4.99% or more of the outstanding Common Stock without the approval of the Board. A person who acquires, without the approval of the Board, beneficial ownership (other than as a result of repurchases of stock by the Company, dividends or distributions by the Company or certain inadvertent actions by stockholders) of 4.99% or more of the outstanding Common Stock (including any ownership interest held by that person's Affiliates and Associates as defined under the Section 382 Tax Benefits Preservation Plan) could be subject to significant dilution. Stockholders who beneficially own 4.99% or more of the outstanding Common Stock prior to the first public announcement by the Company of the Board’s adoption of the Section 382 Tax Benefits Preservation Plan will not trigger the Section 382 Tax Benefits Preservation Plan so long as they do not acquire beneficial ownership of additional shares of the Common Stock (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding shares of Common Stock or pursuant to a split or subdivision of the outstanding shares of Common Stock) at a time when they still beneficially own 4.99% or more of such stock. In addition, the Board retains the sole discretion to exempt any person or group from the penalties imposed by the Section 382 Tax Benefits Preservation Plan.

Section 382 of the Internal Revenue Code imposes limitations on the future use of a company’s NOLs if it undergoes an “ownership change.” SITO Mobile's ability to benefit from its tax assets would be substantially limited by Section 382 if an “ownership change” occurred. A company experiences an “ownership change” for tax purposes if the percentage of stock owned by one or a group of its 5% stockholders (as defined for tax purposes) increases by more than 50 percentage points over a rolling three-year period over the lowest percentage of stock of such company owned by such stockholders at any time during that period. Based on information from SITO's external tax accountants, SITO currently believes that the percentage of stock owned by one or a group of its 5% stockholders (as defined for tax purposes) has increased by approximately 36 percentage points over a rolling three-year period.

While SITO Mobile periodically monitors its NOLs and currently believes that an ownership change that would impair the value of its NOLs has not occurred, the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly traded stock make it difficult to determine whether an ownership change has in fact occurred.

Available Information

We maintain a website located at http://www.sitomobile.com. The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the U.S. Securities and Exchange Commission, or SEC, and any references to our websites are intended to be inactive textual references only. The following filings are available for download free of charge through our website as soon as reasonably practicable after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Act. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC’s Public Reference Room, contact 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Risks Relating to our Business

We have a history of operating losses.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a consolidated net loss of $3.3M from continuing operations for the fiscal year ended December 31, 2016 and consolidated net losses for all prior periods that has resulted in our having an accumulated deficit of $140.8M as of December 31, 2016. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress the price of our stock.

We may need to raise additional capital to meet our business requirements in the future. Capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

Given our strategy which requires us to invest in new product offerings, hiring plans, expectations and debt obligations that we may need additional capital, we may need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then existing stockholders.

Furthermore, any additional debt or equity or other financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operations if we do not generate sufficient revenues from operations.

A significant portion of our revenue is dependent upon a small number of customers and the loss of any one of these customers would negatively impact our revenues and our results of operations.

Of our revenue earned during the fiscal year ended December 31, 2016, approximately 19% was generated from contracts with one specific advertising agency. During the fiscal year ended December 31, 2015, contracts with this advertising agency generated 16% of sales from continuing operations. If this customer were to terminate their business relationships with us, our future revenue and operating profits may be materially harmed.

We may experience quarterly fluctuations in our operating results due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not consider our past results, including our recent growth rates as indicative of our future performance.

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

●	Seasonal variations in advertising spending;

●	fluctuations in demand for our solutions;

●	the length and associated unpredictability of our sales cycle;

●	the timing and amount of investment in the development of new technologies, features and functionality of our platform;

●	changes in the availability or price of advertising inventory;

●	the timing and success of changes in our offerings or those of our competitors;

●	changes in our pricing or pricing of our competitors’ solutions;

●	changes in government regulation applicable to our industry; and

●	general economic conditions.

Based upon all of the factors described above, we have a limited ability to forecast our future revenue, costs and expenses, and as a result, our operating results may from time to time fall below our estimates.

We may not maintain our recent revenue growth.

Our revenue growth will depend, in part, on our ability to acquire new customers, gain a larger amount of advertising spend from our existing customers, continue to innovate and develop new technologies, features and functionality and increase our share of and compete successfully in the new growing mobile digital advertising markets, and we may fail to do so. Further, to accommodate growth we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which would use our cash and negatively impact our gross margin or operating expenses in any particular quarter. A variety of factors outside of our control could affect our revenue growth, including changes in spend budgets of advertisers and the timing and size of their spend. Decisions by advertisers to delay or reduce their advertising spending or divert spending away from mobile advertising could slow our revenue growth or reduce our revenue. You should not consider our recent revenue growth rates as indicative of our future growth.

We may not be able to manage our growth effectively.

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

If we do not manage our growth effectively, successfully forecast demand for our solutions or manage our expected expenses accordingly, our operating results will be harmed. If we fail to manage our growth effectively, our financial performance may suffer.

If our customers do not maintain and increase their advertising spend through our platform, our revenue growth and results of operations will be adversely affected.

Advertisers generally use multiple providers in managing advertising spend. Accordingly, we must convince our customers to use our solutions, increase their usage and spend a larger share of their advertising budgets with us, and do so on an on-going basis. We may not be successful at educating and training customers, particularly our newer customers, on the benefits of our products to increase usage and generate higher levels of advertising spend. If these efforts are unsuccessful or advertisers decide not to continue to maintain or increase their advertising spend through our platform for any other reason, then we may not attract new advertisers or our existing customers may reduce their advertising spend through or cease using our platform. Therefore, we cannot assure you that advertisers that have generated advertising spend through our platform in the past will continue to generate similar levels of advertising spend in the future or that they will continue to use our platform at all. We may not be able to replace customers who decrease or cease their usage of our platform with new customers that spend similarly on our platform. If our existing customers do not continue to use and increase their use of our platform, or if we are unable to attract sufficient advertising spend on our platform from new customers, our revenue could decline, which would materially and adversely harm our business and results of operations.

We generally do not have long-term agreements with our customers, and we may be unable to retain key customers, attract new customers, or replace departing customers with customers that can provide comparable revenue to us.

Our success requires us to maintain and expand our current customer relationships and to develop new relationships. Our contracts and relationships with advertising agencies on behalf of advertisers are typically short term in nature and generally do not include long-term obligations requiring them to purchase our solutions and are cancelable upon short or no notice and without penalty. As a result, we may have limited visibility into our future advertising revenue streams. We cannot assure you that our customers will continue to use our solutions, or that we will be able to replace, in a timely or effective manner, departing customers with new customers that generate comparable revenue. If a major customer representing a significant portion of our business decides to materially reduce its use of our solutions or to cease using our solutions altogether, our revenue could be significantly reduced. Any non-renewal, renegotiation, cancellation or deferral of large advertising contracts, or a number of contracts that in the aggregate account for a significant amount of revenue, could cause an immediate and significant decline in our revenue and harm our business.

We have identified significant deficiencies in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those deficiencies or if we have other significant deficiencies or material weaknesses in our internal control over financial reporting.

As part of our evaluation of internal control over financial reporting for the fiscal year ended December 31, 2016, we identified significant deficiencies in the areas of executive expenses and executive payroll. While all employees are required to present and validate all business expenses incurred in performance of their duties with the Company, two members of management did not adhere to this policy. As a result, former management was able to use company assets for other than legitimate business purposes. Our management concluded that these deficiencies represent significant deficiencies. A “significant deficiency” is a control deficiency, or a combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Internal controls over financial reporting are processes designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Failure to maintain effective internal controls over financial reporting in the future could cause us to fail to meet our reporting obligations, cause our consolidated financial statements to contain material misstatements, and harm our business and operating results. Our internal controls may not prevent all potential errors, because any control system, regardless of its design, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be achieved.

We cannot assure you that in the future additional significant deficiencies and material weaknesses will not occur, exist or otherwise be identified. See remediation implementation in Item 9A. Controls and Procedures. We will continue to monitor the effectiveness of our processes, procedures and controls and will make changes as management determines appropriate. Effective internal controls are necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports, our business and operating results may be adversely affected, investors may lose confidence in our reported financial information, there may be a negative effect on our stock price, and we may be subject to civil or criminal investigations and penalties.

If we fail to maintain an effective system of internal control over financial reporting and other business practices, and of board-level oversight, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties. Consequently, investors could lose confidence in our financial reporting, and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and to prevent and detect fraud and other improprieties. We are responsible for reviewing and assessing our internal controls and implementing additional controls when improvement is needed. We have determined that as of the period ended December 31, 2016, which we are required to assess and report in Item 9A. Controls and Procedures of this Annual report on Form 10-K that we have significant deficiencies in our internal controls, which will require us to remediate such deficiencies. Failure to implement any required changes to our internal controls or other changes we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the market price of our stock.

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

We are dependent upon key personnel whose loss may adversely impact our business.

Our success depends in large part on the continued service of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. If one or more of our key employees leaves the Company, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition from other technology companies for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of services of key personnel could negatively affect our business, financial condition and results of operations.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

We acquired DoubleVision in July 2014 and completed our acquisition of the assets of Hipcricket in July 2015. Our growth strategy is dependent on the success of these acquisitions and in the future we may acquire additional companies, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of these acquisitions or any other future acquisition, and any acquisition has numerous risks. These risks include the following:

●	difficulty in assimilating the operations and personnel of the acquired company;

●	difficulty in effectively integrating the acquired technologies or products with our current technologies;

●	difficulty in maintaining controls, procedures and policies during the transition and integration;

●	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;

●	difficulty integrating the acquired company’s accounting, management information and other administrative systems;

●	inability to retain key technical and managerial personnel of the acquired business;

●	inability to retain key customers, vendors and other business partners of the acquired business;

●	inability to achieve the financial and strategic goals for the acquired and combined businesses;

●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

●	potential failure of the due diligence processes to identify significant issues with product quality, intellectual property infringement and other legal and financial liabilities, among other things; and

●	potential inability to assert that internal controls over financial reporting are effective.

Mergers and acquisitions of companies are inherently risky and, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

We may not be able to compete successfully against current and future competitors because competition in our industry is intense, and our competitors may offer solutions that are perceived by our customers to be more attractive than ours or leverage captive inventory or data to their advantage. These factors could result in declining revenue or the inability to grow our business.

Competition for our advertisers’ advertising budgets is intense, as is competition for broader advertising solutions such as data management platforms. We operate in a market that is subject to rapid development and introduction of product and service offerings, changing branding objectives and evolving customer demands, all of which affect our ability to remain competitive. We expect competition to increase as the barriers to enter our market are low and consolidation is increasing. Increased competition may force us to charge less for our solutions, or offer pricing models that are less attractive to us and decrease our margins. Our principal competitors for our media buying solutions include traditional advertising networks, and advertising agencies that operate an agency trading desk, either directly or through an affiliate. Competitors for our solutions include other companies that offer self-service DSP and/or DMP solutions, which allow advertisers to purchase inventory directly from advertising exchanges or other third parties and manage and analyze their own consumer data and third party data. Other competitors for our solutions include in-house tools and custom solutions currently used by brand advertisers to manage their customer data and advertising and marketing activities. We also face competition in our location based solutions from other company’s such as: xAd, PlaceIQ, NinthDecimal, MaxPoint, and 4INFO. As our platforms evolve and we introduce new technologies, features and functionality, we may face competition from new sources.

We also compete with services offered through large online portals that have significant brand recognition, such as Yahoo!, Google, and Facebook. These large portals have substantial proprietary digital advertising inventory that may provide them with competitive advantages, including far greater access to Internet user data, and the ability to significantly influence pricing for digital advertising inventory. Furthermore, these portals may not offer some of their premium, or even all of their inventory, for sale, but instead, use it in their own captive advertising activities. We also compete for a share of advertisers’ total advertising budgets with online search advertising, for which we do not offer a solution, and with traditional advertising media, such as direct mail, broadcast television, radio, cable and print. Some of our competitors have also established reputations for specific services, such as retargeting with dynamic creative, for which we do not have an established market presence. Many current and potential competitors have competitive advantages relative to us, such as longer operating histories, greater name recognition, larger client bases, greater access to advertising inventory on premium websites and significantly greater financial, technical, sales and marketing resources. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.

We must develop new product offerings and introduce enhancements that include new features and functionality that achieve market acceptance or that keep pace with technological developments to remain competitive in our evolving industry.

We operate in a dynamic market characterized by rapidly changing technologies and industry and legal standards. The introduction of new advertising solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new advertising industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing platform and to continually introduce or acquire new technologies and features and functionality demanded by the market we serve. The success of any enhancement or new solution depends on many factors, including timely completion, adequate quality testing, appropriate introduction and market acceptance. Any new solution, product or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet evolving customer requirements, our business and operating results will be adversely affected.

Further, the planned timing and introduction of new products and services are subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new products and services, which could result in a loss of, or delay in, revenues.

An adverse trend in sales during the holiday season could affect our financial results.

Historically, a high percentage of our annual sales have been attributable to the winter holiday selling season. In contrast, a substantial portion of our expenses are personnel related and include salaries, stock-based compensation, and benefits, which are not seasonal in nature. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on our results from operations in the short term.

Any forecasts of market growth that we have provided or may provide in the future may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Forecasts relating to the expected growth in advertising and other markets, may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

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

Although we implement protective measures and intend to defend our proprietary rights, our efforts may not be successful. From time to time, we may litigate within the United States or abroad to enforce our issued or licensed patents, to protect our trade secrets and know-how or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Enforcing or defending our proprietary rights can involve complex factual and legal questions and can be expensive, would require management’s attention and might not bring us timely or effective relief.

Furthermore, third parties may assert that our products or processes infringe upon their intellectual property rights. Although there are no pending or threatened intellectual property lawsuits against us, we may face litigation or infringement claims in the future. Infringement claims could result in substantial judgments, and could result in substantial costs and diversion of our resources even if we ultimately prevail. A third party claiming infringement may also obtain an injunction or other equitable relief which could effectively block our use of allegedly infringing intellectual property. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we may not be able to obtain any such licenses on acceptable terms and conditions, if at all.

We may not be able to effectively protect or monetize our patents.

We have 30 patents which were issued from May 2006 to March 2017 related to mobile search, commerce, advertising and streaming media. To monetize some or all of our patents through sales of one or more patents would require access to potential buyers, which may be difficult for a smaller company such as us to obtain, and would also require completion of a buyer’s due diligence investigation into the strength of our patents, demonstration to the buyer that owning such patents would have defensive or offensive value, and negotiation of the price and other terms of transaction documents.

To monetize some or all of the patents by licensing would require similar steps. In addition, we may not be able to monetize our patents against companies who use our patented inventions unless they respect our ability to enforce our patents against them if they were not to agree to licenses.

To prosecute patent infringement actions may require us to commit the Company’s cash resources to incur substantial legal fees and costs. The outcome of litigation is never certain, and the amount of damages that might be awarded to us under any judgment is also uncertain. Even if a judgment is obtained it would be subject to appeal and to the uncertainties of collection. In addition, companies whose actual or planned activities are blocked by our patents could attempt to develop technological work-arounds in order to avoid compensating us.

There can be no assurance that we will be able to effectively protect or monetize our patents, or that we will be able to obtain a return equal to the fair intrinsic value of the patents. Any effort to obtain monetization could entail significant expenses and also opportunity costs.

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from developing our products, require us to obtain licenses from third parties or to develop non-infringing alternatives and subject us to substantial monetary damages.

Third parties could, in the future, assert infringement or misappropriation claims against us with respect to products we develop. Whether a product infringes a patent or misappropriates other intellectual property involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of others. Our potential competitors may assert that some aspect of our product infringes their patents. Because patent applications may take years to issue, there also may be applications now pending of which we are unaware that may later result in issued patents upon which our products could infringe. There also may be existing patents or pending patent applications of which we are unaware upon which our products may inadvertently infringe.

Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents in such claim were upheld as valid and enforceable and we were found to infringe them, we could be prohibited from selling any product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain such a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, or selling products, and could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

We may be unable to comply with the liquidity covenant in the Fortress Agreement.

On October 3, 2014, we entered into a Revenue Sharing and Note Purchase Agreement (the “Fortress Agreement”) by and among the Company, SITO Mobile Solutions, Inc., our wholly-owned subsidiary, SITO Mobile R&D IP, LLC, our wholly-owned subsidiary, Fortress Credit Co. LLC, and CF DB EZ LLC (the “Revenue Participant”). Pursuant to the Fortress Agreement, among other things, we sold to the Revenue Participant the right to receive a portion of any revenue received from the monetization of our patents, in an aggregate amount of up to $5,000,000 (if the Notes are paid in full prior to March 31, 2018) or $7,500,000 (if the Notes are not paid in full prior to March 31, 2018), subject to the terms of the Fortress Agreement. Under the Fortress Agreement, we are required to maintain at least $1,000,000 in unrestricted cash and cash equivalents. Any failure to comply with this covenant may be deemed an event of default under the Fortress Agreement, which may result in the purchasers declaring all outstanding amounts due under the senior secured notes (the “Notes”) issued thereunder, to be immediately due and payable. Such an event may have a material adverse effect on our financial condition.

The Fortress Agreement restricts our ability to monetize our patents.

Under the Fortress Agreement, we may not dispose of any of our patents, without the written consent of the Majority Purchasers. As a result, we may be unable to take advantage of opportunities to monetize our patents that we consider potentially profitable. This restriction may have a material adverse effect on our business.

SITO Mobile, our former chief executive officer, and our former chief financial officer, have been named as parties to various lawsuits arising out of, or related to, alleged violations of various federal securities laws and SEC rules and regulations and those lawsuits could adversely affect us, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations, and cash flows to suffer.

A putative federal securities class action complaint has been filed against us and certain of our former officers and directors, as detailed more fully in Item 3, Legal Proceedings.

The ultimate outcome of any litigation is uncertain. Either favorable or unfavorable outcomes could have a material negative impact on our financial condition or results of operations, due to defense costs, diversion of management resources and other factors.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations, which could subject our business to higher tax liability.

We may be limited in the portion of net operating loss carry-forwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. At December 31, 2016, we had gross, pretax U.S. federal net operating loss carry-forwards, or NOLs, of $40 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership could result in ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. On April 3, 2017, our Board adopted a Section 382 Tax Benefits Preservation Plan in an effort to diminish the risk that the Company’s ability to utilize its net operating loss carryovers or “NOLs” to reduce potential future federal income tax obligations may become substantially limited. We have recorded a valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which would prevent us from offsetting future taxable income.

Risks Relating to our Industry

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

Any failure of, or technical problem with, carriers’ or third parties’ billing systems, delivery or information systems, or communications networks could result in the inability of end users to receive communications or download our products, prevent the completion of a billing transaction, or interfere with access to some aspects of our products. If any of these systems fail or if there is an interruption in the supply of power, an earthquake, superstorm, fire, flood or other natural disaster, or an act of war or terrorism, end users might be unable to access our offerings. For example, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any failure of, or technical problem with, the carriers’, third parties’ or our systems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business, or persuade retailers or brand owners that solutions utilizing our programs are not sufficiently reliable. This, in turn, could harm our business, operating results and financial condition.

Material defects or errors in our platform could result in customer dissatisfaction and harm our reputation, result in significant costs to us and impair our ability to sell our platform.

The software applications underlying our platform are inherently complex and may contain material defects or errors, which may cause disruptions in availability, misallocation of advertising spend or other performance problems. Any such errors, defects, disruptions in service or other performance problems with our platform could negatively impact our business and our customers’ businesses or the success of their advertising campaigns and cause customer dissatisfaction and harm to our reputation. If we have any errors, defects, disruptions in service or other performance problems with our platform, customers may reduce their usage or delay or withhold payment to us, which could result in an increase in our provision for doubtful accounts or lengthen our collection cycles for accounts receivable. Such performance problems could also result in customers making warranty or other claims against us, our giving credits to our customers toward future advertising spend or costly litigation. As a result, material defects or errors in our platform could have a material adverse impact on our business and financial performance.

Our business model depends upon our ability to continue to access advertising inventory that we do not own.

Our platform depends on access to advertising inventory controlled by publishers and various other providers, such as public ad exchanges, supply-side platforms, private marketplaces, ad networks and direct premium publishers. In particular, we rely on continued access to premium ad inventory in high-quality and brand-safe environments, viewable to consumers across multiple screens. We do not own the inventory of advertising opportunities upon which our business depends and, therefore, we might not always have access to advertising inventory of sufficient quality or volume to meet the needs of our customers’ campaigns. As a result, we may have limited visibility to our future access to inventory. Companies such as ad networks make media buying commitments to publishers, and may compete with us and restrict our access to media inventory of those publishers. Companies such as ad exchanges charge both publishers and advertisers fees and may be able to charge advertisers lower fees than us. In addition, many publishers sell a portion of their advertising inventory directly to advertisers, and publishers may seek to do so increasingly in the future. If that were to occur, we may have fewer opportunities to provide our customers access to inventory, which would harm our ability to grow our business and our financial condition and operating results would be adversely affected.

Furthermore, as the number of competing intermediaries that purchase advertising inventory from real-time bidding technologies, or RTB exchanges and that utilize advertising solutions providers continues to increase, intermediaries or their bidding processes may favor other bidders and we may not be able to compete successfully for advertising inventory available on RTB exchanges. Even if our bids are successful, the inventory may be of low quality or misrepresented to us, despite our attempts to prevent fraud and conduct quality assurance checks on inventory and we could be subject to liability and our business could be harmed.

Our ability to generate revenue depends on our ability to collect and use significant amounts of data to deliver ads, and any limitations on the collection and use of this data could significantly diminish the value of our solutions.

Our ability to optimize the placement and scheduling of advertisements for our buyers and to increase adoption of our solutions depends on our ability to successfully leverage data that we collect from our buyers, sellers, and third-parties such as data providers. Our ability to successfully leverage such data, in turn, depends on our ability to collect and obtain rights to utilize such data.

When we deliver an ad, we are often able to collect anonymous information about the placement of the ad and the interaction of the user with the ad. We, and our third-party data providers, currently employ various tracking technologies, such as cookies, pixels and automatic content recognition technology, to collect the data we use to conduct ad campaigns. These tracking technologies are used to collect information related to the consumer, such as demographic information and history of the consumer’s interactions with our advertisers’ and our sellers’ websites, and any ads we deliver. We may also be able to collect information about the user’s location. As we collect and aggregate this data provided by billions of ad impressions and the data acquired from third-party providers, we analyze it in order to optimize the placement and delivery of ads across the advertising inventory provided to us by sellers.

Further, ad-blocking technologies have emerged that have the effect of blocking the display of an advertisement. Estimates of the use of ad-blocking technologies vary by user population, type of media content, geography, and other factors, and the ultimate prevalence and effect of ad-blocking technologies is not certain, but it could have an adverse effect on our business if it reduces the volume or effectiveness (and therefore value) of advertising. In addition, some ad-blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data (i.e. data owned by the provider of the website or application being viewed). These ad-blockers could place us at a disadvantage because we rely on third-party data, while large competitors have troves of first-party data they use to direct advertising. Other technologies allow ads that are deemed “acceptable,” which could be defined in ways that place us or our clients at a disadvantage, particularly if such technologies are controlled or influenced by our competitors. Even if ad-blockers do not ultimately have a material impact on our business, investor concerns about ad blockers could cause our stock price to decline.

Finally, network carriers, providers of mobile device operating systems, and device manufacturers may also impact our ability to collect data on internet-connected devices. These carriers, operating system providers, and device manufacturers are increasingly promoting features that allow device users to disable some of the functionality of the device or its operating system, which may impair or disable the collection of data on their devices. Any interruptions, failures, or defects in our data collection, mining, analysis, and storage systems could limit our ability to aggregate and analyze user data from our clients’ advertising campaigns. If that happens, we may not be able to optimize the placement of advertising for the benefit of our buyers, which could make our solutions less valuable, and, as a result, we may lose clients and our revenue may decline.

Increased prevalence of ad-blocking has prompted examination of the effect of digital advertising industry practices upon the quality of user experiences, and changes in industry practices may emerge as a result. Such changes could reduce the viability of our existing business model, place us at a competitive disadvantage, or require us to invest significantly in developing new technologies and business practices.

If we fail to detect fraudulent or unacceptable ad placements, or if we serve advertisements on websites with inappropriate content, our reputation will be damaged, advertisers may reduce the use of or stop using our platform, and we may incur liabilities.

Our business depends in part on providing our advertisers with services that are trusted and safe for their brands and that provide the anticipated value. We frequently have contractual commitments to take reasonable measures to prevent advertisements from appearing on websites with inappropriate content or on certain websites that our advertisers may identify. Our advertisers also expect that ad placements will not be misrepresented, such as auto-play in banner placements marketed as pre-roll inventory, and that ad impressions represent the legitimate activity of human internet users. We use proprietary technologies in our efforts to detect and block inventory on websites with inappropriate content, misrepresented ad placements and fraudulent bot generated impressions. However, technologies utilized by bad actors are constantly evolving and preventing and combating fraud and inappropriate content, which is an industry-wide issue requires constant vigilance and investment of time and resources. There has recently been a significant amount of negative publicity about bot generated impressions within our industry, so our ability to combat bot generated impressions has become increasingly important. We may not always be successful in our efforts to prevent and combat fraud and inappropriate content. We may serve advertisements on inventory that is objectionable to our advertisers, and our software may also inadvertently purchase inventory on behalf of our advertisers that proves to be unacceptable for advertising campaigns, such as fraudulent bot generated impressions. In addition, negative publicity around fraudulent digital advertising placements may adversely impact the perceptions of advertisers regarding programmatic purchasing of digital advertising. As a result, we may lose the trust of our advertisers, which would harm our brand and reputation, our advertisers may reduce the use of or stop using our platform, we may be exposed to liabilities or the need to provide credits or refunds, and our business and financial performance may be harmed.

If our information systems are disrupted or unauthorized access to customer data or our data is otherwise obtained, our platform may be perceived as not being secure, customers may reduce the use of or stop using our platform, our reputation could be harmed and we may incur significant liabilities.

We collect, store and transmit information of, or on behalf of, our advertisers. Security breaches could result in the loss of information or financial assets, litigation, indemnity obligations and other liability. While we have security measures in place, our information systems and networks and those of third parties that we use in our operations are vulnerable to cybersecurity risk and ongoing threats. Our security measures may be breached as a result of third-party action, including cyber-attacks such as viruses, hacking, phishing attacks or other intentional misconduct by computer hackers, employee error, malfeasance or otherwise. This could result in one or more third parties obtaining unauthorized access to our customers’ data, our data, including intellectual property and other confidential business information, or our financial assets. Such attacks may also cause interruptions to the services we provide and cause customers to lose confidence in our platform. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. To date, unauthorized users have not had a material impact on our systems; however, there can be no assurance that such attacks may not be successful in the future.

Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information or our financial assets. Although we have developed systems and processes that are designed to protect our data and customer data and to prevent other security breaches, we cannot assure you that such measures will provide absolute security, If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers or we could be subject to liability.

In addition we utilize third-party cloud computing services in connection with our operations. Problems faced by us or our third-party hosting/cloud computing providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact our business and results of operations, our ability to accurately report our financial results, as well as the experience of our customers. As we expand our operations, we expect to utilize additional systems and service providers that may also be essential to managing our business. Although the systems and services that we require are typically available from a number of providers, it is time consuming and costly to qualify and implement these relationships. Therefore, our ability to manage our business would suffer if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add systems and services. We may not be able to control the quality of the systems and services we receive from third-party service providers, which could impair our ability to maintain proper controls over financial reporting and complete timely and accurate financial reporting, and may impact our business, results of operation and financial condition.

Legislation and regulation of online businesses, including privacy and data protection regimes, is expansive, not clearly defined and rapidly evolving. Such regulation could create unexpected costs, subject us to enforcement actions for compliance failures, or restrict portions of our business or cause us to change our technology platform or business model.

Government regulation may increase the costs of doing business online. Federal, state, municipal and foreign governments and agencies (although we do not currently have operations outside of the U.S. and Canada, in the future, some of our activities may also be subject to the laws of other foreign jurisdictions) have adopted and could in the future adopt, modify, apply or enforce laws, policies, and regulations covering user privacy, data security, technologies that are used to collect, store and/or process data, advertising online, the use of data to inform advertising, the taxation of products and services, unfair and deceptive practices, and the collection (including the collection of information), use, processing, transfer, storage and/or disclosure of data associated with unique individual Internet users. Although we have not collected data that is traditionally considered personal data, such as name, email address, address, phone numbers, social security numbers, credit card numbers, financial data or health data, we typically do collect and store IP addresses and other device identifiers, which are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. In addition, certain U.S. laws impose requirements on the collection and use of information from or about users or their devices. For instance, the Children’s Online Privacy Protection Act, or COPPA, imposes requirements on website operators and online services that are aimed at children under the age of 13 years of age. COPPA requires notice and parental consent to include persistent identifiers for behavioral advertising and other tracking across websites. Other existing laws may in the future be revised, or new laws may be passed, to impose more stringent requirements on the use of identifiers to collect user information, including information of the type that we collect. Changes in regulations could affect the type of data that we may collect, restrict our ability to use identifiers to collect information, and, thus, affect our ability to collect data, the costs of doing business online, and affect the demand for our platform, the ability to expand or operate our business, and harm our business.

U.S. and non-U.S. regulators also may implement “Do-Not-Track” legislation, particularly if the industry does not implement a standard (discussed above). The California Online Privacy Protection Act of 2003 requires operators of commercial websites and online service providers, under certain circumstances, to disclose in their privacy policies how such operators and providers respond to browser “do not track” signals.

In addition, we may inadvertently receive personal information from advertisers or advertising agencies or through the process of executing video advertising campaigns or usage of our platform. Our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our operations, financial performance and business. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our solution by current and future advertisers and advertising agencies.

In addition, data security is of increasing concern to U.S., state and foreign regulators, and, as a result, the legal standards for data security and the consequences for violating those standards continue to evolve and the threat posed by cyber-attacks and data breaches continues to grow. While we take measures to protect the security of information that we collect, use, and disclose in the operation of our business, and to offer certain privacy protections with respect to such information, such measures may not always be effective.

Risks Relating to Ownership of our Common Stock

Actions of activist stockholders against us could be disruptive and costly and the possibility that activist stockholders may wage proxy contests or seek representation on, or control of, our Board could cause uncertainty about the strategic direction of our business and an activist campaign that results in a change in control of our Board could trigger change in control provisions or payments under certain of our material contracts and agreements.

Stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over us.

On April 7, 2017, Stephen D. Baksa, purported to notify the Company that he intends to nominate five (5) candidates for election to our Board at our 2017 Annual Meeting of Stockholders, or the 2017 Annual Meeting, which, if elected, would replace the entire membership of the five-member SITO Board. According to the Schedule 13D filed with the SEC by Mr. Baksa and Thomas Candelaria (the “Baksa 13D Group”) on April 13, 2017, Messrs. Baksa and Candelaria beneficially own in the aggregate approximately 6.8% of our outstanding common stock.

Also on April 7, 2017, TAR Holdings LLC, an entity for which Karen Singer serves as the sole member, purported to notify the Company that it intends to nominate three (3) candidates for election to our Board at our 2017 Annual Meeting, which, if elected, would constitute more than a majority of the members of the SITO Board. According to the Schedule 13D filed with the SEC by Ms. Singer and TAR Holdings LLC (the “Singer 13D Group”), Ms. Singer and TAR Holdings LLC beneficially own in the aggregate approximately 10.2% of our outstanding common stock.

On April 12, 2017, Stephen D. Baksa, Thomas Candelaria, Michael Durden, Itzhak Fisher, Thomas J. Pallack, Matthew Stecker and Thomas Thekkethala (the “Baksa Consent Group”) filed a Preliminary Consent Statement on Schedule 14A (the “Preliminary Consent Statement”) with the SEC in connection with their intended solicitation of consents from the stockholders of SITO to, among other things, remove all but one of the current members of the SITO Board and replace them with their own nominees. According to the Preliminary Consent Statement, the Baksa Consent Group beneficially owns in the aggregate approximately 6.8% of our outstanding common stock.

While our Board and management team strive to maintain constructive, ongoing communications with all of the Company’s stockholders, including Mr. Baksa, Mr. Candelaria, and Ms. Singer, and welcomes their views and opinions with the goal of enhancing value for all stockholders and the depth and breadth of our Board, an activist campaign such as those threatened by the Baksa 13D Group and the Singer 13D Group that seeks to replace more than a majority of the members of our Board and, thereby seek control of the SITO Board, could have an adverse effect on us because:

●

Responding to such actions by activist stockholders can disrupt our operations, are costly and time-consuming, and divert the attention of our Board and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

●	Perceived uncertainties as to our future direction as a result of changes to the composition of our Board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential clients, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

●	These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business

●	If individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders; and

If an activist campaign that seeks to replace at least a majority of the members of the Board, such as those that are currently being threatened by the Baksa 13D Group and the Singer 13D Group, was successful, a change in control of the Board may be deemed to have occurred under certain of our material contracts and agreements, and such a change in control may trigger certain fundamental change and/or change in control provisions, payments, and/or redemptions under certain of our outstanding indebtedness, our employment agreements with our named executive officers, our equity compensation plans and possibly other of our plans and agreements

Trading in our stock has been modest, so investors may not be able to sell as much stock as they want at prevailing prices. Moreover, modest volume can increase stock price volatility.

Because there is a limited trading in our common stock, it may be difficult for investors to sell or buy substantial quantities of shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused trading a relatively small number of shares.

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

The price of our common stock has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock has been and is likely to be volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results (including whether we have achieved our key business targets and/or earnings estimates) and prospects;

●	announcements of technological innovations or new services by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, business successes, strategic partnerships, joint ventures or capital commitments;

●	additions or departures of key personnel;

●	sales of our common stock or other securities in the open market (particularly if overall trading volume is not high);

●	actual or anticipated monetization of our patents;

●	general market conditions and broader political and economic conditions; and

●	other events or factors, many of which are beyond our control.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 105,000,000 shares of capital stock consisting of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of December 31, 2016, there were 20,681,047 shares of our common stock outstanding and 1,912,387 options to issue shares of our common stock outstanding.

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

Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions, and our Board of Directors has adopted a Section 382 Tax Benefits Preservation Plan in the form of a stockholder rights agreement, any of which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board that some stockholders may consider favorable.

Delaware law and our certificate of incorporation and amended and restated bylaws contain certain provisions, and our Board of Directors recently adopted a Section 382 Tax Benefits Preservation Plan in the form of a stockholder rights agreement with an expiration date of April 3, 2020 and an ownership trigger threshold of 4.99%, any of which could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors. The Section 382 Tax Benefits Preservation Plan, however, should not interfere with any merger, tender or exchange offer or other business combination approved by our Board of Directors. Nor does the rights agreement prevent our Board of Directors from considering any offer that it considers to be in the best interest of the Company’s stockholders.

ITEM 2. PROPERTIES

Our executive offices are located at 100 Town Square Place, Suite 204, Jersey City, New Jersey 07310. We have a four-year lease for this space at a rate of $25,000 per month. The lease, amended on November 6, 2014, expires on November 30, 2018 and provides the Company with the option to extend the term for an additional five years. The facilities comprise approximately 7,500 square feet consisting entirely of sales, marketing and administrative office space. In addition to paying rent, under the terms of the Jersey City office lease, the Company is also required to pay its pro rata share of the property’s operating expenses

We also maintain offices located in Rogers, Arkansas; Meridian, Idaho; Chicago, Illinois; Dallas, Texas; New York, New York; Atlanta, Georgia; and Boston, Massachusetts and house our servers at locations in California, Idaho, and Illinois.

ITEM 3. LEGAL PROCEEDINGS

A purported securities class action lawsuit was filed on February 17, 2017 in the United States District Court of New Jersey against us, Jerry Hug, our former Chief Executive Officer and Director, and Kurt Streams, our former Chief Financial Officer and Chief Operating Officer. The complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b) and 78t(a), and Rule 10b-5 promulgated thereunder by the SEC, 17 C.F.R. §240. This action was brought on behalf of a putative class of persons who purchased or otherwise acquired SITO common stock between February 9, 2016 and January 2, 2017 and seeks unspecified money damages. The allegations in this complaint center on allegedly materially false and/or misleading statements, misrepresenting SITO’s media placement revenues. Motions for lead plaintiff and lead counsel are due on or before April 18, 2017. Discovery has not commenced, and no trial date has been set.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Capital Market under the symbol “SITO” since August 10, 2015. Prior to that time, our common stock was quoted on the OTCQB maintained by OTC Markets, Inc. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low

Fiscal Year Ended December 31, 2016	$5.75	$2.84
September 30, 2016	6.08	3.64
June 30, 2016	3.86	2.45
March 31, 2016	3.79	1.55
Fiscal Year Ended December 31, 2015	$3.93	$2.08
September 30, 2015	6.00	3.40
June 30, 2015	3.90	2.90
March 31, 2015	4.90	1.50
December 31, 2014	$4.20	$1.60

Holders

As of April 13, 2017 there were approximately 104 record holders of our common stock. This does not include the holders of approximately 164 un-exchanged stock certificates or the additional holders of our common stock who held their shares in street name as of that date.

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

ITEM 6. SELECTED FINANCIAL DATA

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

Our portfolio of intellectual property represents our many years of innovation in the wireless industry through patented technology that we developed, as well as patented technology we purchased from Microsoft and others. We are dedicated to the monetization of our patents.

On February 7, 2017, the Company together with its wholly-owned subsidiary, SITO Mobile Solutions, Inc., entered into an asset purchase agreement pursuant to which the Company sold certain assets related to its legacy wireless applications business which completed the Company’s exit from its legacy non-core business.

The assets and liabilities of our legal wireless applications are classified as held for sale on the consolidated balance sheet as of December 31, 2016 and the operating results of the wireless applications business are reflected as discontinued operations in the consolidated statements of earnings for the years ended December 31, 2016 and 2015.

Results of Operations

Results of Operations for the Twelve Months Ended December 31, 2016 and 2015

The following table sets forth, for the periods indicated, certain data derived from our Statement of Operations (in millions):

	Years Ended December 31,
	2016	2015	$ Change	% Change
Sales	$29.4	$12.8	16.6	130%
Cost of revenue	13.3	6.1	7.2	117%
Gross profit	16.1	6.7	9.4	141%
Sales and marketing	10.1	4.6	5.5	121%
General and administrative	6.9	6.1	0.8	13%
Other expense	0.6	0.5	0.1	20%
Operating loss	(1.4)	(4.5)	3.0	(68)%
Interest expense	(1.7)	(1.8)	0.1	(2)%
Loss from continuing operations before income taxes	(3.2)	(6.3)	3.1	(49)%
Provision for income taxes	(0.1)	0.0	(0.1)	100%
Loss from continuing operations, net of income taxes	$(3.3)	$(6.3)	3.0	(48)%

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Statement of Operations (in millions):

	Years Ended December 31,
	2016	2015	Change
Sales	$100%	$100%	0%
Cost of revenue	45%	48%	(3)%
Gross profit	55%	52%	3%
Sales and marketing	34%	36%	(2)%
General and administrative	23%	48%	(24)%
Other expense	2%	4%	(2)%
Operating loss	(5)%	(35)%	30%
Interest expense	(6)%	(14)%	8%
Loss from continuing operations before income taxes	(11)%	(49)%	38%
Provision for income taxes	0%	0%	0%
Loss from continuing operations, net of income taxes	$(11)%	(49)%	38%

Discontinued operations – During 2017 we sold our SMS business for $0.4M. All of the results of the SMS business are reported in discontinued operations and the operating results for 2016 and 2015 exclude the SMS business. The excluded revenue for the SMS business was $5.4M for 2016 and $6.4M for 2015. Excluded income from the SMS business was $1.9M in 2016 and $1.8M for 2015.

During the twelve months ended December 31, 2016, revenue increased by $16.6M, or 130% to $29.4M as compared to $12.8M for the twelve months ended December 31, 2015 primarily due to the increase in media placement revenue due to the continued expansion of our direct sales force.

During the twelve months ended December 31, 2016, one customer accounted for 19% of the Company’s revenue from multiple advertising contracts under one media placement customer.

Our cost of revenue, which represents the costs associated with media placement revenues, increased by $7.2M or 117% to $13.3M for the twelve months ended December 31, 2016 compared to $6.1M for the twelve months ended December 31, 2015. Cost of revenue is substantially in line with the 130% increase in revenue, which includes depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our media placement business. Our technology investments are focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the twelve-month periods ended December 31, 2016 and December 31, 2015, we recognized $0.6M and $0.3M, respectively, in amortization of software development costs due to the increased investment in developing our platform.

Sales and marketing expense, increased $5.5M or 121% to $10.1M for the twelve months ended December 31, 2016. This increase is due primarily to the expansion of the direct sales force and customer management personnel to support the increase in media placement revenue. Sales and marketing expense dropped 2% as a percentage of revenue to 34% for the twelve months ended December 31, 2016 compared to 36% for the twelve months ended December 31, 2015. We anticipate that sales and marketing expense as a percentage of media placement revenue will decrease as we leverage the additional sales force capacity in 2017 and beyond.

General and administrative expense increased $0.8M to $6.9M in 2016 from $6.1M. The primary increase in G&A was from an increase of $0.6M in stock option expenses.

For the twelve months ended December 31, 2016, stock based compensation expense increased $0.8M or 153% to $1.3M as compared to $0.5M for the twelve months ended December 31, 2015. This is due primarily to the additional grants of stock options to management in 2016.

Interest expense on the Fortress debt remained relatively consistent at approximately $1.7M for the twelve months ended December 31, 2015 and 2016 respectively.

Our net loss from continuing operations for 2016 fully diluted basis was $0.18 per share for the twelve months ended December 31, 2016 based on our weighted average shares outstanding of 18,247,364 as compared to a net loss from continuing operations of $0.39 per share for the twelve months ended December 31, 2015 based on weighted average shares outstanding of 16.1M. The increase in the number of weighted average shares based on our shares outstanding primarily reflects the issuance of shares of common stock, of which 3.1M shares were issued from the sale of common stock in September 2016, 0.3M on the exercise of stock options, and 0.2M shares issued to Fortress.

Our net loss from continuing operations for the twelve months ended December 31, 2016 decreased $3.0M or 48% to $3.3M from a net loss from continuing operations for the twelve months ended December 31, 2015 of $6.3M. The decrease in net loss is due to the $16.6M increase in revenue from continuing operations, which drove a $9.4M increase in gross profit from continuing operations, $5.5M increase in sales and marketing expense from continuing operations, $0.8M increase in general and administrative costs from continuing operations, and $0.1M increase in other expenses from continuing operations.

Liquidity and Capital Resources

We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments, cash generated from continuing operations.

The following table sets forth, for the periods indicated, selected data reflected in our Balance Sheet (in millions):

	Years Ended December 31,
	2016	2015	$ Change	% Change
Cash	$8.7	$2.6	6.1	234%
Other assets	20.5	16.4	4.2	25%
Assets held-for-sale	0.9	1.8	(0.9)	(52)%
Total assets	$30.1	$20.8	9.4	45%

Liabilities	$12.5	$14.6	(2.2)	(15)%
Liabilities held-for-sale	0.6	0.9	(0.3)	(35)%
Total liabilities	$13.1	$15.6	(2.5)	(16)%

At December 31, 2016, we had $8.7M in cash, cash equivalents, and marketable securities compared to $2.6M of cash, cash equivalents, and marketable securities at December 31, 2015. The increase in cash consisted of $6.1M from the sale and issuance of 3.1M shares of common stock in September 2016 in an underwritten public offering. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months.

At December 31, 2016, we had total assets of $30.1M of which $0.9M was classified as held for sale. We had total liabilities of $13.1M, of which $0.6M classified as held for sale. At December 31, 2015, we had total assets of $20.8M, of which $1.8M was classified as assets held for sale. We had total liabilities of $15.6M, of which $0.9M was classified as held for sale. Additionally, increased revenues led to an increase of $3.9M in receivables. The $2.5M or 16% decrease in liabilities is primarily attributable to the $2.1M decrease in current liabilities from the Fortress Loan and a $0.9M decrease in accounts payable.

A summary of our cash provided by and used in operating, investing, and financing activities is as follows (in millions):

	Years Ended December 31,
	2016	2015
Net cash used in operating activities - continuing operations	$3.8	$4.0
Net cash provided by operating activities - discontinued operations	2.9	3.6
Net cash used in by operating activities	$0.9	$0.4
Net cash used in investing activities - continuing operations	1.5	$3.4
Net cash used in investing activities - discontinued operations	0.4	0.4
Net cash used in investing activities	$1.8	$3.8
Net cash provided by financing activities - continuing operations	$8.9	$1.4
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by financing activities	$8.9	$1.3

Net increase (decrease) increase in cash and cash equivalents	$6.1	$(2.9)
Cash and cash equivalents - beginning of period	2.6	5.5
Cash and cash equivalents - ending of period	8.7	2.6
Less cash and cash equivalents from discontinued operations	2.5	3.2
Cash and Cash equivalents from continuing operations, end of period	$6.2	$(0.6)

2016 Compared to 2015

Net cash used by operating activities

Net cash used in operating activities in fiscal year 2016 was $0.9M, compared to $0.4M used for the same period in 2015. The increase of $0.5M in net cash flows was due to $3.8M used in continuing operations primarily due primarily to the growth in accounts receivable which has resulted from increased revenue, offset by $2.9M of cash provided by discontinued operations.

Net cash used by investing activities

Net cash used by investing activities was $1.8M in fiscal year 2016, compared to $3.8M in the same period for 2015. The $2.0M decrease is due primarily to the nonrecurring Hipcricket acquisition during 2015.

Net cash provided by financing activities

Net cash provided by financing activities was $8.9M in fiscal year 2016 compared to $1.3M for the same period in 2015. This increase is primarily due to $11.4M in proceeds from the issuance of common stock, offset by $2.5M of cash used in the restructuring and paydown of the Fortress debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and internal control over financial reporting as of the end of the period covered by this Annual Report.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Notwithstanding the existence of the significant deficiencies, described below, management believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Limitations on the Effectiveness of Controls

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the Evaluation Date. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that

a)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

b)	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

c)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Based on our assessment, our management determined that, as of December 31, 2016, the significant deficiencies noted below do not individually, or in the aggregate, rise to the level of material weakness, therefore management has determined that its internal control over financial reporting was effective. All other deficiencies are considered less than significant on an individual basis and in the aggregate.

We have undertaken a review of our internal control over financial reporting during fiscal years 2015 and 2016. We have identified two (2) deficiencies in the area of executive expense processing and tone at the top of our former executives. We have classified these deficiencies as significant deficiencies using the following classification from the Public Company Accounting Oversight Board:

●	Material Weakness: A “material weakness” is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

●	Significant Deficiency: A “significant deficiency” is a control deficiency, or a combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

●	Control Deficiency: A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The significant deficiencies identified are as follows:

●	Written policies and procedures on travel and entertainment expenses for the CEO/CFO, which included use of corporate debit and credit cards and cash withdrawals.

●	Approval and authorization of executive payroll

As of the date of the filing of this Annual Report, the Company has remedied the foregoing deficiencies. However, a system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s remediation for the significant deficiencies removal of the former CEO and CFO and who were replaced by experienced public company executives, including the following:

Written policies and procedures on travel and entertainment expenses for the CEO/CFO, which included use of corporate debit and credit cards and cash withdrawals.

On February 17, 2017, Jerry Hug resigned as Chief Executive Officer and director of the Company. Also, on March 10, 2017, Kurt Streams resigned as Chief Financial Officer of the Company. Following the resignation of Mr. Hug, our Audit Committee engaged an independent law firm and an accounting consulting firm to conduct an inquiry into the use of the Company's credit and debit cards, as well as certain cash withdrawals. The ongoing inquiry identified the misappropriation of company funds by each of Messrs Streams and Hug.

The independent law firm and accounting consulting firm completed the inquiry and concluded that over two years, the former CEO/CFO had misappropriated approximately $330 thousand in aggregate including credit and debit cards, cash withdrawals, and extra payroll. This amount was identified to have been properly expensed in the appropriate periods.

Management does not believe that this deficiency increased the likelihood of a material misstatement to more than remote since mitigating controls did exist and operated effectively during the fiscal year for proper identification and classification of the transactions. Financial reconciliations are reviewed on a monthly basis by management in an effort to identify large variances or unknown fluctuations. Additionally, consolidated results are reviewed by executive management as part of the quarterly financial and compliance review process.

In response, the Company has eliminated the debit card and use of petty cash. With regards to the use of credit cards, all authorized users are now required to send in reconciliations with supporting backup and valid business reasons on a monthly basis as the statements are available. There is a monthly card limit in place, and periodically the Board will review a summary of charges.

A travel and entertainment policy has been created and will be distributed to all employees for 2017. This policy details the types of allowed expenses, in addition to limitations which require supporting documentation and valid business reasons. An agreement has been executed for 3rd party expense software to add an automated level of approval, and is in the process of being implemented across the Company for expense tracking and reporting.

Approval and authorization of executive payroll.

As part of the inquiry referenced above regarding use of corporate debit cards, credit cards, and cash withdrawals, additional payrolls were identified to have been paid at the executive level.

The independent law firm and accounting consulting firm completed the inquiry and concluded that over two years, the former CEO/CFO had misappropriated approximately $330 thousand in aggregate, including credit and debit cards, cash withdrawals, and extra payroll. This amount was identified to have been properly expensed in the appropriate periods.

Management does not believe that this deficiency increased the likelihood of a material misstatement to more than remote since mitigating controls did exist and operate effectively during the fiscal year for proper identification and classification of the transactions. Financial reconciliations are reviewed on a monthly basis by management in an effort to identify large variances or unknown fluctuations. Additionally, consolidated results are reviewed by executive management as part of the quarterly financial and compliance review process.

The Company has implemented authorization required in the form of review and signatures from Finance, HR, and a C-suite level executive prior to approval. Additionally, new payroll processing systems are in the process of review for upgrades to payroll authorization controls.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the caption “Directors, Executive Officers, and Corporate Governance” in our Proxy Statement for 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 (2017 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of SITO Mobile, Ltd. filed with the Secretary of State, State of Delaware September 25, 2013 (incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form S-1 filed with the SEC on November 7, 2013).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant filed with the Secretary of State of Delaware on September 26, 2014 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2014).
3.4	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2015).
3.5	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2016).
3.6	Amended and Restated Bylaws of SITO Mobile Ltd., as adopted on March 23, 2017 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2017).
3.7	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 4, 2017 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
4.1	Section 382 Tax Benefits Preservation Plan, dated as of April 3, 2017, by and between SITO Mobile, Ltd. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
10.3	Services Agreement 20071210.103.C Between SITO Mobile Solutions, Inc. and AT&T Services, Inc. dated April 11, 2008 (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed with the SEC on January 14, 2010).
10.3.1	Amendment 20071210.103.A.001 to the Services Agreement 20071210.103.C, by and between SITO Mobile Solutions, Inc. and AT&T Services, Inc., dated March 20, 2009 (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed with the SEC on January 14, 2010).
10.3.2	Amendment 20071210.103.A.002 to Services Agreement 20071210.103.C by and between SITO Mobile Solutions, Inc. and AT&T Services, Inc., dated October 25, 2010 (incorporated by reference to Exhibit 10.6.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 12, 2010).
10.3.3	Amendment 20071210.103.A.005 by and between SITO Mobile Solutions, Inc. and AT&T Services dated October 10, 2014 (incorporated by reference to Exhibit 10.3.3 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 2, 2014).
10.4+	2008 Stock Option Plan for SITO Mobile, Ltd. (formerly known as Hosting Site Network, Inc.) (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2008).
10.4.1+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2008 Stock Option Plan. (incorporated by reference to Exhibit 10.7.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 12, 2010).
10.6+	2009 Employee and Consultant Stock Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (SEC File No. 333-163557) filed with the SEC on December 8, 2009).
10.6.1+	Form of stock grant acknowledgement letter under 2009 Employee and Consultant Stock Plan (incorporated by reference to Exhibit 10.16.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 12, 2010).
10.7+	2010 Stock Option Plan (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 29, 2010).
10.7.1+	Certificate regarding amendment of 2010 Stock Plan (incorporated by reference to Exhibit 10.32.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 24, 2011).

10.7.2+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2010 Stock Plan (incorporated by reference to Exhibit 10.32.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 24, 2011).
10.8+	Employment letter agreement by and between SITO Mobile, Ltd. and James Orsini,dated March 10, 2011 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on May 16, 2011).
10.9+	Amendment of employment letter agreement by and between SITO Mobile, Ltd. and James Orsini, dated May 16, 2011 (incorporated by reference to Exhibit 10.33.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 24, 2011).
10.10+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2012).
10.11	Form of Warrant replacing Stock Option in favor of Pharmacy Management Strategies LLC, dated June 28, 2011 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 18, 2012).
10.11.1	Joint Marketing Agreement by and between Pharmacy Management Strategies LLC and SITO Mobile Solutions, Inc., dated March 12, 2012 (incorporated by reference to Exhibit 3.5 to the registrant's Registration Statement on Form S-1 filed with the SEC on November 6, 2013).
10.12	Settlement Agreement and Mutual General Release, among Soapbox Mobile, Inc. with, by and including all Common Shareholders, collectively and individually and SITO Mobile, Ltd., effective March 30, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 18, 2012).
10.12.1	Perpetual Exclusive License Agreement by and between SITO Mobile, Ltd. and Soapbox Mobile, Inc., effective March 30, 2012 (incorporated by reference to Exhibit 10.1.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 18, 2012).
10.13+	Board of Directors Service Letter Agreement by and between SITO Mobile, Ltd. and Jonathan E. Sandelman, dated December 10, 2012 (incorporated by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K filed with the SEC on January 2, 2013).
10.14+	Employment letter agreement by and between SITO Mobile, Ltd. and Kurt Streams, dated October 18, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2013).
10.15	Patent License and Settlement Agreement, dated November 12, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2013).
10.16	Consulting Agreement by and between SITO Mobile, Ltd. and Peter Holden, dated October 10, 2013 (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 2, 2014).
10.17	Joint Licensing Agreement by and among SITO Mobile, Ltd., VideoSTar, LLC and Television Technology LLC, dated April 21, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).
10.18	Share Purchase Agreement, dated July 24, 2014, by and among the Company and Doublevision Networks, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2014).
10.19	Revenue Sharing and Note Purchase Agreement, dated October 3, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2014).
10.20	Subscription Agreement, dated October 3, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2014).
10.21+	Board of Directors Service Letter Agreement by and between SITO Mobile, Ltd. and Betsy J. Bernard, dated July 15, 2014 (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 2, 2014).
10.22+	Board of Directors Service Letter Agreement by and between SITO Mobile, Ltd. and Joseph A. Beatty, dated September 9, 2014 (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 2, 2014).
10.23	Asset Purchase Agreement by and among SITO Mobile, Ltd., SITO Mobile Solutions, Inc., Hipcricket, Inc. and solely for purposes of Section 10.10, ESW Capital LLC dated as of January 8, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2015).
10.24	Underwriting Agreement, dated September 16, 2016, by and between SITO Mobile, Ltd. and Cowen and Company, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2016).
10.25+*	Offer Letter with respect to Richard O’Connell’s employment agreement dated as of e March 1, 2017
10.26+	Form of Director’s and Officer’s Indemnification Agreement (incorporated by reference from the registrant’s Current Report on 8-K filed with the SEC on March 31, 2017).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 2, 2014).
23.1*	Consent of RBSM LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITO MOBILE, LTD.

Date: April 17, 2017	By:	/s/ Richard O’Connell, Jr.
Richard O’Connell, Jr.
Interim Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 17, 2017	By:	/s/ Lawrence Firestone
Lawrence Firestone
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2017	/s/ Richard O’Connell, Jr.
Richard O’Connell, Interim Chief Executive Officer
and Director (Principal Executive Officer)

Date: April 17, 2017	/s/ Betsy J. Bernard
Betsy J. Bernard, Director

Date: April 17, 2017	/s/ Jonathan Sandelman
Jonathan E. Sandelman, Director

Date: April 17, 2017	/s/ Joseph A. Beatty
Joseph A. Beatty, Director

Date: April 17, 2017	Brent Rosenthal, Director

805 Third Avenue New York, NY 10022 212.838-5100 212.838.2676/ Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SITO Mobile, Ltd.

We have audited the accompanying consolidated balance sheets of SITO Mobile, Ltd. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SITO Mobile, Ltd. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

New York, NY

April 17, 2017

New York, NY Washington DC Mumbai, India San Francisco, CA Las Vegas, NV Kansas City, KS Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

SITO Mobile, Ltd.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$8,744,545	$2,615,184
Accounts receivable, net	8,842,256	4,938,250
Other prepaid expenses	229,039	111,435
Assets held for sale - net	870,716	1,810,242

Total current assets	18,686,556	9,475,111

Property and equipment, net	410,688	506,001

Other assets
Capitalized software development costs, net	1,698,992	1,117,480
Intangible assets:
Patents	461,730	445,473
Patent applications cost	854,088	897,087
Other intangible assets, net	1,439,007	1,714,477
Goodwill	6,444,225	6,444,225
Deferred loan costs, net	37,676	78,116
Other assets including security deposits	112,362	79,098

Total other assets	11,048,080	10,775,956

Total assets	$30,145,324	$20,757,068

See accompanying notes.

SITO Mobile, Ltd.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,184,237	$4,083,160
Accrued expenses	2,180,944	1,167,122
Deferred revenue	245,407	468,213
Current obligations under capital lease	3,446	3,199
Note payable, net - current portion	2,896,893	3,984,219
Liabilities held for sale	607,236	929,410

Total current liabilities	9,118,163	10,635,323

Long-term liabilities
Obligations under capital lease	2,756	6,201
Note payable, net	3,952,827	4,934,966

Total long-term liabilities	3,955,583	4,941,167

Total liabilities	13,073,746	15,576,490

Commitments and contingencies - See notes 16

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 20,681,047 shares issued and outstanding as of December 31, 2016 and $.001 par value; 300,000,000 shares authorized, 17,157,520 shares issued and outstanding as of December 31, 2015	20,680	17,156
Additional paid-in capital	157,829,709	144,538,247
Accumulated deficit	(140,778,811)	(139,374,825)

Total stockholders' equity	17,071,578	5,180,578

Total liabilities and stockholders' equity	$30,145,324	$20,757,068

See accompanying notes.

SITO Mobile, Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2016	2015

Revenue
Media placement	$28,911,717	$12,140,854
Licensing and royalties	515,238	664,336
Total revenue	29,426,955	12,805,190

Costs and Expenses
Cost of revenue	13,292,244	6,113,211
Sales and marketing	10,057,328	4,557,798
General and administrative	6,900,431	6,101,116
Depreciation and amortization	608,649	508,180

Total costs and expenses	30,858,652	17,280,305

(Loss) from continuing operations	(1,431,697)	(4,475,115)

Other Income (Expense)
Interest expense	(1,738,231)	(1,781,386)

Net (loss) before income taxes	(3,169,928)	(6,256,501)

Provision for income taxes	(114,278)	-

Net (loss) from continuing operations	(3,284,206)	(6,256,501)

Discontinued Operations
Income from operations of discontinued component	1,880,220	1,827,458
Income tax benefit	-	-

Net income from discontinued operations	1,880,220	1,827,458

Net loss	$(1,403,986)	$(4,429,043)

Basic net income (loss) per share
Continuing operations	(0.18)	(0.39)
Discontinued operations	0.10	0.11
Basic net loss per share	$(0.08)	$(0.28)

Basic weighted average shares outstanding	18,247,364	16,093,722

See accompanying notes.

SITO Mobile, Ltd.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2014	15,336,859	$15,335	$138,144,682	$(134,945,782)	$3,214,235

Shares issued on exercise of stock warrants	833,700	834	2,108,221	-	2,109,055
Shares issued for payment of services	70,000	70	209,930	-	210,000
Additional shares issued in acquisition of DoubleVision	296,401	296	1,066,748	-	1,067,044
Additional shares issued in acquisition of intangible assets	620,560	621	2,543,676	-	2,544,297
Compensation recognized on option grants	-	-	539,990	-	539,990
Stock issuance costs	-	-	(75,000)	-	(75,000)
Net (loss) for the year ended December 31, 2015	-	-	-	(4,429,043)	(4,429,043)

Balance - December 31, 2015	17,157,520	17,156	144,538,247	(139,374,825)	5,180,578

Shares issued on exercise of stock options	256,860	257	1,068,816	-	1,069,073
Compensation recognized on option grants	-	-	1,337,912	-	1,337,912
Issuance of stock for restructuring of debt	200,000	200	567,800	-	568,000
Issuance of common stock	3,066,667	3,067	10,316,934	-	10,320,001
Net (loss) for the year ended December 31, 2016	-	-	-	(1,403,986)	(1,403,986)

Balance - December 31, 2016	20,681,047	$20,680	$157,829,709	$(140,778,811)	$17,071,578

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015

Cash Flows from Operating Activities
Net (loss)	(1,403,986)	$(4,429,043)
Less: income from discontinued operations, net of tax	1,880,220	1,827,458
Loss from continuing operations	(3,284,206)	(6,256,501)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	129,718	90,284
Amortization expense - software development costs	662,003	311,574
Amortization expense - patents	203,459	182,373
Amortization expense - discount of debt	767,393	627,162
Amortization expense - deferred costs	40,440	54,804
Amortization expense - intangible assets	275,470	235,523
Provision for bad debt	536,204	331,460
Stock based compensation	1,332,946	774,204
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(4,440,287)	(3,660,200)
(Increase) in prepaid expenses	(117,602)	(15,779)
(Increase) decrease in other assets	(19,118)	49,117
(Decrease) increase in accounts payable	(898,919)	2,808,293
Increase in accrued expenses	1,013,817	291,290
(Decrease) in deferred revenue	(222,806)	(224,415)
Increase in accrued interest	247,810	402,927
Net cash (used in) provided by operating activities - continuing operations	(3,773,678)	(3,997,884)
Net cash provided by operating activities - discontinued operations	2,884,196	3,574,545

Net cash (used in) operating activities	(889,482)	(423,339)

Cash Flows from Investing Activities
Patents and patent applications costs	(176,717)	(390,454)
Purchase of property and equipment	(52,264)	(496,434)
Capitalized software development costs	(1,243,506)	(1,222,279)
Purchase of intangible assets	-	(1,300,000)
Net cash (used in) investing activities - continuing operations	(1,472,487)	(3,409,167)
Net cash (used in) investing activities - discontinued operations	(370,867)	(388,654)

Net cash (used in) investing activities	(1,843,354)	$(3,797,821)

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$12,569,074	$2,109,055
Stock issuance costs	(1,180,000)	(75,000)
Restructuring of debt	(100,000)	-
Principal reduction on obligation under capital lease	(1,709)	(2,970)
Principal reduction on repayment of debt	(2,416,668)	(666,668)
Net cash provided by financing activities - continuing operations	8,870,697	1,364,417
Net cash (used in) financing activities - discontinued operations	(8,500)	(16,745)

Net cash provided by financing activities	8,862,197	1,347,672

Net increase (decrease) in cash and cash equivalents	6,129,361	(2,873,488)

Cash and cash equivalents - beginning of year	2,615,184	5,488,672

Cash and cash equivalents - ending of year	$8,744,545	$2,615,184

Supplemental Information:

Interest expense paid	$529,895	$751,053
Income taxes paid	$34,629	$9,632

Non-cash investing and financing activities:

For the year ended December 31, 2016

During the year ended December 31, 2016, the Company issued 200,000 shares of its common stock to Fortress Credit Co LLC at $2.84 per share for an aggregate amount $568,000, in consideration for the amendment of the Note Purchase Agreement.

During the year ended December 31, 2016, the Company recognized stock-based compensation expense totaling $1,337,912, through the vesting of 630,361 common stock options.

For the year ended December 31, 2015

During the year ended December 31, 2015, the Company issued 296,402 of its common stock at $3.60 per share for an aggregate amount of $1,067,044 in connection with the acquisition of DoubleVision Networks Inc. ("DoubleVision") that represents a noncash increase in goodwill. Under the terms of the Purchase and Sale Agreement, the earn-out provision could cause the Company to issue additional shares of the Company’s common stock to the former DoubleVision shareholders if the Company’s media placement revenues for the twelve-month period from August 1, 2014 to July 31, 2015 are at least $3,000,000, subject to certain conditions such as receipt of customer payments and achievement of a gross margin threshold.

During the year ended December 31, 2015, the Company issued 620,560 of its common stock at $4.10 per share for an aggregate amount of $2,544,297 in connection with the acquisition of Hipcricket, Inc.'s (“Hipcricket”) intangible assets.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of twelve months or less.

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

Depreciation is computed on the straight-line and accelerated methods for financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Software development	3 years
Equipment and computer hardware	5 years
Office furniture	7 years
Leasehold Improvements	5 years

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

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the year ended December 31, 2016 or for the year ended December 31, 2015. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense.

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

Of the Company’s revenue earned during the year ended December 31, 2016, approximately 19% was generated from contracts with an advertising agency.

The Company’s accounts receivable is typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations

Use of Estimates

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

Deferred revenue arises from timing differences between the delivery of services and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred revenue results from the advance payment for services to be delivered over a period of time, usually less than one-year increments.

Software Development Costs

The Company accounts for costs incurred to develop or purchase computer for internal use in accordance with ASC Topic 350-40 “Internal-Use Software.” As required by ASC 350-40, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing.

Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over a period of three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Long-Lived Assets

We account for our long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During the year ended December 31, 2015, we recognized an impairment loss of $0.8M on our “Anywhere” Software License which pertains to the discontinued business.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350, requires that goodwill be tested for impairment on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including determining the fair value. Significant judgments required to estimate the fair value including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. There were no impairments recorded to Goodwill for the periods presented.

The Company performed its annual goodwill impairment testing as of September 30, 2016, and going forward, due to the change in its fiscal year end will be performed annually on December 31st to coincide with the Company’s year end.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash”. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment”. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The guidance is effective for annual periods fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	December 31,
	2016	2015

Accounts receivable	$9,302,208	$4,983,034
Less allowance for bad debts	(459,952)	(44,784)
Accounts receivable, net	$8,842,256	$4,938,250

4.	Property and Equipment, net

The following is a summary of property and equipment:

	December 31,
	2016	2015

Equipment and computer hardware	$277,292	$253,610
Office furniture	198,735	172,153
Leasehold improvements	206,902	186,902
Equipment held under capital lease	13,160	13,160
	696,089	625,825
Less: accumulated depreciation	(285,401)	(119,824)
	$410,688	$506,001

Depreciation expense for the years ended December 31, 2016 and 2015 was $129,718 and $90,284, respectively.

5.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	December 31,
	2016	2015

Beginning balance	$1,117,480	$456,938
Additions	1,243,506	972,116
Less: accumulated amortization	(661,994)	(311,573)
Ending balance	$1,698,992	$1,117,480

Amortization expense for the years ended December 31, 2016 and 2015 was $661,994 and $311,573, respectively.

As of December 31, 2016, amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending December 31,
2017	$839,064
2018	606,159
2019	253,769
$1,698,992

6.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	December 31,
	2016	2015

Patent costs	$1,577,122	$1,357,407
Less: accumulated amortization	(1,115,392)	(911,934)
	$461,730	$445,473

Amortization expenses for the years ended December 31, 2016 and 2015 was $203,459 and $182,373, respectively.

A schedule of amortization expense over the estimated remaining lives of the patents is as follows:

Year Ending December 31,
2017	$112,224
2018	76,812
2019	73,268
2020	73,268
Thereafter	126,158
$461,730

Other Intangible Assets, net

The following is a summary of other intangible asset costs:

	December 31,
	2016	2015

Technology	$970,000	$970,000
Customer relationships	870,000	870,000
Backlog	-	110,000
Less: accumulated amortization	(400,993)	(235,523)
	$1,439,007	$1,714,477

Amortization expenses for the years ended December 31, 2016 and 2015 $275,470 and $235,523, respectively. The intangible asset for backlog was fully amortized as of February 2016.

A schedule of amortization expense over the estimated remaining lives of the other intangible assets is as follows:

Year Ending December 31,
2017	$271,000
2018	271,000
2019	271,000
2020	187,536
2021	97,000
Thereafter	341,471
$1,439,007

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

7.	Accrued Expenses

The following is a summary of accrued expenses:

	December 31,
	2016	2015

Accrued cost of revenues	$1,085,585	$118,108
Accrued payroll and related expenses	879,300	321,044
Accrued professional fees	26,038	627,124
Other accrued expenses	190,021	100,846
	$2,180,944	$1,167,122

8.	Capital Leases

The Company leases an office equipment under a capital lease that expires in 2018. The equipment has a cost of $13,160 and $66,272 as of December 31, 2016 and 2015, respectively.

Minimum future lease payments under the capital lease at December 31, 2016 for each of the next four years and in the aggregate, are as follows:

Year Ending December 31,
2017	$3,791
2018	2,842
2019	-
2020	-
Total minimum lease payments	6,633
Less amount representing interest	(431)
Present value of net minimum lease payments	$6,202

The effective interest rate charged on the capital lease is approximately 7.428% per annum. The lease provides for a $1 purchase option. Interest charged to operations for the years ended December 31, 2016 and 2015 was $591 and $819, respectively. Depreciation charged to operations for the years ended December 31, 2016 and 2015 was $13,254 and $13,254, respectively.

9.	Discontinued Operations

A discontinued operation is a component of the Company’s business that represents a separate major line of business that had been disposed of or is held for sale. Classification as a discontinued operation occurs upon disposal or when the operation meets the criteria to be classified as held for sale, if earlier. When an operation is classified as a discontinued operation, the comparative Consolidated Statement of Operations, Consolidated Statement of Cash Flows, and Consolidated Balance Sheets are re-presented as if the operation had been discontinued from the start of the comparative year.

On February 7, 2017, the Company executed an Asset Purchase Agreement to sell the Wireless Application business for $400,000, of which $310,000 was received on the closing date and the remaining $90,000 will be paid upon the satisfaction of certain post-closing covenants. The Company has reported the Wireless Application segment as Discontinued Operations in the Consolidated Statement of Operations and Consolidated Statements of Cash Flows with related assets and liabilities as of December 31, 2016, included as Assets of business held for sale and Liabilities of business held for sale.

The following table presents the assets and liabilities of the Wireless Applications business, as Assets classified as held for sale and Liabilities classified as held for sale in the Consolidated Balance Sheets:

	December 31,
	2016	2015

Accounts receivable, net	$430,151	$1,229,566
Other prepaid expenses	9,455	12,257
Property, plant and equipment, net	35,516	79,355
Capitalized software development costs, net	389,863	483,333
Other assets	5,731	5,731
Assets classified as held for sale	870,716	1,810,242
Accounts payable	298,757	745,440
Accrued expenses	248,783	110,774
Deferred revenue	59,696	64,696
Current obligations under capital lease	-	8,500
Liabilities classified as held for sale	$607,236	$929.410

The following table presents the Discontinued Operations of the Wireless Applications business in the Consolidated Statement of Operations:

	December 31,
	2016	2015
Revenue
Wireless applications revenue	$5,362,819	$6,360,596

Costs and Expenses
Cost of revenue	2,693,599	2,950,881
Sales and marketing	168,953	273,990
General and administrative	581,516	411,889
Loss on impairment of long-lived assets	-	831,000
Depreciation and amortization	38,531	65,378
Total costs and expenses	3,482,599	4,533,138

Net income from discontinued operations	$1,880,220	$1,827,458

The following table presents the Wireless Applications business in the Consolidated Statement of Cash Flows:

	December 31,
	2016	2015

Net cash provided by discontinued operating activities	$2,884,196	$3,574,545
Net cash (used in) discontinued investing activities	(370,867)	(388,654)
Net cash (used in) discontinued financing activities	(8,500)	(16,745)
Net increase in cash and cash equivalents	$2,504,829	$3,169,146

10.	Income Taxes

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

We are subject to taxation in the United States and various state jurisdictions. We are not currently under examination by the Internal Revenue Service (IRS) or any state taxing authority. With a few exceptions, the company is no longer subject to income tax examination by the IRS for the tax years ended on or before September 30, 2013. To the extent net operating losses are utilized, the tax years in which the losses were generated remain open to examination by the IRS.

Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our net deferred tax assets. We primarily considered such factors as our history of operating losses, the nature of our deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, we do not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying consolidated balance sheets.

	December 31,
	2016	2015

U.S. statutory rate	34.00%	34.00%
State, net of federal benefit	(4.61)%	-%
Permanent differences	(3.81)%	(0.79)%
Less: valuation allowance	(34.50)%	(10.73)%
Effective tax rate	(8.92)%	22.48%

For 2016 and 2015, our effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of changes in valuation allowance.

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax assets
Net operating losses	$14,020,558	$14,957,128
Stock based compensation	1,772,228	1,259,047
Allowance for doubtful accounts	181,175	17,424
Intangible assets	544,333	367,247
Deferred revenue	5,166	60,372
Accrued expenses	422,133	271,107
Charitable contributions	10,116	-
AMT	24,965	-
	16,980,674	16,932,325
Deferred tax liability
Property and equipment	(216,473)	(222,753)
Intangible assets	-	-
Net deferred tax assets	16,764,201	16,709,572
Less: valuation allowance	(16,764,201)	(16,709,572)
Deferred tax asset - net valuation allowance	$-	$-

The net change in the valuation allowance for the year ended December 31, 2016 was $(54,629).

As of December 31, 2016, the Company has a federal net operating loss carryover of approximately $39,670,211 available to offset future income for income tax reporting purposes, which will expire in various years through 2036, if not previously utilized.

The Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. A limitation may apply to the use of the net operation loss and credit carryforwards, under provisions of the Internal Revenue Code that are applicable if we experience an “ownership change”. That may occur, for example, as a result of trading in our stock by significant investors as well as issuance of new equity. Should these limitations apply, the carryforwards would be subject to an annual limitation, resulting in a substantial reduction in the gross deferred tax.

We adopted the provisions of ASC 740-10. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax provisions that have been taken or expected to be taken on a tax return. We evaluated our tax positions and state filings and have determined we had no material unrecognized income tax assets or liabilities for the years ended December 31, 2016 and 2015.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2016 and 2015, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet.

Income tax expense for 2016, and 2015, which was composed of the following, relates to state income and minimum tax and alternative minimum tax.

	December 31,
	2016	2015

Federal	$24,572	$-
State	90,099	-
Total current income taxes	$114,671	$-

We are not currently involved in any income tax examinations.

11.	Note Payable

	December 31,
	2016	2015
Notes Payable:
Principal outstanding	$6,916,664	$9,333,332
Accrued Interest	469,060	319,418
Accrued Termination Fee	258,543	160,376
	7,644,267	9,813,126
Less: discount on note payable	(794,547)	(893,941)
	6,849,720	8,919,185
Less: current portion, net	(2,896,893)	(3,984,219)
Long-term portion, net	$3,952,827	$4,934,966

Scheduled maturities on long-term debt are as follows:

Years ending December 31,	Principal	Discount Amortization	Accrued Interest	Accrued Termination Fee	Total
2017	$3,525,000	$(676,937)	$48,830	$-	$2,896,893
2018	3,391,664	(117,610)	420,230	258,543	3,952,827
	$6,916,664	$(794,547)	$469,060	$258,543	$6,849,720

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

The Agreement contains certain standard Events of Default. The Company granted to the Collateral Agent, for the benefit of the Secured Parties, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to the Patents, which shall be evidenced by, and reflected in, the Patent License Agreement. The Collateral Agent and the Investors agree that the Collateral Agent shall only use such license following an Event of Default. Pursuant to a Security Agreement among the parties, the Company granted the Investors a first priority senior security interest in all of the Company’s assets. The Company and the Investors assigned a value of $500,000 to the revenue sharing terms of the Agreement and in accordance with ASC 470-10-25 “Debt Recognition”, the Company recognized $500,000 as deferred revenue and a discount on the Note that is amortized over the 42-month term of the Note using the effective interest method. For the years ended December 31, 2016 and 2015, the Company recognized $140,238 and $190,049, respectively, in licensing revenue and interest expense from amortization of the deferred revenue.

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

Interest expense on the Note for the years ended December 31, 2016 and 2015 was $833,704 and $1,019,816, respectively. Amortization of the discounts for the years ended December 31, 2016 and 2015 totaled $767,392 and $627,162, respectively, which was charged to interest expense. Accrual of termination fees for the years ended December 31, 2016 and 2015 was $98,166 and $133,034, respectively, which was charged to interest expense.

12.	Stock Based Compensation

During the year ended December 31, 2016, the Company recognized stock-based compensation expense totaling $1,337,912, through the vesting of 630,361 common stock options. Of the $1,337,912 in stock compensation expense, $1,044,032 is included in general and administrative expense, of which $3,378 is included in discontinued operations, and $293,880 is included in sales and marketing expense, of which $1,588 is included in discontinued operations. During the year ended December 31, 2015, the Company recognized stock-based compensation expense totaling $788,028, which $210,000 was for payment of consulting services through the issuance of 70,000 common shares, and $539,989 was recognized through the vesting of 1,990,231 common stock options. Of the $539,989 in stock compensation expense, $406,181 is included in general and administrative expense, of which $8,084 is included in discontinued operations, and $133,808 is included in sales and marketing expense, of which $5,740 is included in discontinued operations.

13.	Related Party Transactions

On April 21, 2014 (the “Effective Date”), SITO Mobile R&D IP, LLC, the Company’s wholly-owned subsidiary, through a joint venture arrangement organized as a limited liability company (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV granted the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“Patents”), including an exclusive license to assert the Patents against certain infringing parties in the media distribution industry. In exchange for the License, the Licensee will pay an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”). Commencing three years from the Effective Date, the Licensee may each year, at its sole option, pay a $1,250,000 license fee to renew the License for every year for four additional years. Once the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License is deemed to be perpetual. For Patents infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid and litigation costs incurred (“Share of Proceeds”). SITO Mobile R&D IP, LLC and its joint venture partner will serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee will be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting Licensee in such litigation, including attorneys’ fees. The Licensee will pay the Annual Fee and any Share of Proceeds to the JV. Proceeds received by the JV are shared by SITO Mobile R&D IP, LLC and PMC on a 30% and 70% basis, respectively. In the event that the Licensee does not assert any infringement actions under its rights in the License within five years of the Effective Date, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee. For the years ended December 31, 2016 and 2015, the Company amortized $375,000 and $374,287, respectively, in revenue. As of December 31, 2016, the Company has $114,754 in deferred revenue under the Licensing Agreement.

14.	Fair Value

The Company’s balance sheets includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization. The Company determines the fair value of obligations under capital lease, notes payable and convertible debentures based on the effective yields of similar obligations (Level 2).

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

The Company did not identify any assets and liabilities that are required to be presented on the consolidated balance sheets at fair value. The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2016. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2016.

15.	Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the year ended December 31, 2016, the Company issued 3,523,527 shares of its common stock of which 200,000 shares were issued to Fortress Credit Co LLC at $2.84 per share for an aggregate amount $568,000, in consideration for the amendment of the Note Purchase Agreement, 256,860 shares were issued for options exercised for which the Company received $1,069,073 in gross proceeds, and the Company received $10,320,001 in proceeds net of legal and accounting services in connection with the registration and issuance of 3,066,667 shares of common stock.

During the year ended December 31, 2015, the Company issued 1,820,662 shares of common stock of which 833,700 shares were issued for warrants exercised for which the Company received $2,109,055 in gross proceeds, issued 70,000 shares for which the Company received consulting services valued at $210,000, issued 296,402 in connection with the purchase agreement with DoubleVision Networks, Inc. and issued 620,560 shares in connection with the asset purchase agreement with Hipcricket, Inc.

Warrants

During the year ended December 31, 2016, no warrants were granted or exercised.

During the year ended December 30, 2015, no warrants were granted, 729,100 warrants exercised to purchase 729,100 shares of the Company’s common stock of which 684,000 at an exercise price of $2.50, and 45,100 warrants had an exercise price of $3.40 per share, and no warrants expired.

Options

During the year ended December 31, 2016, the Company granted options to its Directors and employees as follows:

Grant Date	Options Granted	Exercise Price	Expiration	Vesting	Total Value	Risk Free Interest Rate	Volatility
February 18, 2016	30,000	$2.58	February 18, 2021	Immediately	$52,560	1.15%	103.90%
February 18, 2016	20,000	$2.58	February 18, 2021	Immediately	$35,040	1.15%	103.90%
February 18, 2016	25,000	$2.58	February 18, 2021	Immediately	$43,800	1.15%	103.90%
February 18, 2016	20,000	$2.58	February 18, 2021	3-years	$35,040	1.15%	103.90%
February 18, 2016	20,000	$2.58	February 18, 2021	Immediately	$35,040	1.15%	103.90%
February 18, 2016	25,000	$2.58	February 18, 2021	Immediately	$43,800	1.15%	103.90%
May 5, 2016	125,000	$2.95	May 5, 2019	3-years	$283,500	1.26%	91.52%
May 5, 2016	21,704	$2.95	May 5, 2019	3-years	$49,225	1.26%	91.52%
May 5, 2016	12,000	$2.95	May 5, 2019	3-years	$27,216	1.26%	91.52%
August 9, 2016	20,000	$4.00	August 9, 2023	Immediately	$59,800	1.35%	92.34%
August 9, 2016	300,000	$4.00	August 9, 2023	3-years	$897,000	1.35%	92.34%
August 9, 2016	75,000	$4.00	August 9, 2023	3-years	$224,250	1.35%	92.34%
November 9, 2016	27,500	$4.00	November 9, 2023	3-years	$112,833	1.84%	93.28%
November 9, 2016	12,500	$4.00	November 9, 2023	3-years	$51,288	1.84%	93.28%
November 9, 2016	6,250	$4.00	November 9, 2023	3-years	$25,644	1.84%	93.28%
November 9, 2016	6,250	$4.00	November 9, 2023	3-years	$25,644	1.84%	93.28%
November 9, 2016	6,250	$4.00	November 9, 2023	3-years	$25,644	1.84%	93.28%
November 9, 2016	6,250	$4.00	November 9, 2023	3-years	$25,644	1.84%	93.28%
November 9, 2016	21,296	$4.74	November 9, 2023	3-years	$85,738	1.84%	93.28%
November 9, 2016	38,000	$4.74	November 9, 2023	3-years	$152,988	1.84%	93.28%
November 9, 2016	18,500	$4.74	November 9, 2023	3-years	$74,481	1.84%	93.28%
November 9, 2016	7,500	$4.74	November 9, 2023	3-years	$30,195	1.84%	93.28%
	844,000

The Company values options under the Binomial Option Model. The full value of option grants is charged to operations over the vesting period with option grants that vest immediately being fully charged on the date of grant.

A summary of outstanding stock warrants and common stock options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding – December 31, 2014	3,448,726	$4.90
Granted	474,281	3.60
Exercised	(833,700)	2.50
Cancelled	(496,050)	$(8.10)
Outstanding – December 31, 2015	2,593,257	4.80
Granted	844,000	3.60
Exercised	(256,860)	(4.20)
Cancelled	(1,268,010)	(5.40)
Outstanding – December 31, 2016	1,912,387	$3.90

Of the 1,912,387 common stock options outstanding, 630,361 options are fully vested and currently available for exercise with a weighted-average remaining contractual term of 2.20 years. Of the 1,282,026 common stock options outstanding, the weighted-average remaining contractual term is 4.95 years.

There is no aggregate intrinsic value on the vested stock options available for exercise.

16.	Commitments and Contingencies

Operating Leases

The Company leases office space in Rogers, Arkansas; Meridian, Idaho; Chicago, Illinois; Dallas, Texas; New York, New York; Atlanta, Georgia; and Boston, Massachusetts. The Rogers office is leased for a term of five years, effective January 1, 2012. The Company’s Boise office space is subject to a 38-month lease that commenced on May 1, 2014. The Jersey City office lease, amended on November 6, 2014, expires on November 30, 2018 and the Company has the option to extend the term for an additional five years. The other locations are month-to-month commitments. In addition to paying rent, under the terms of the Jersey City office lease the Company is also required to pay its pro rata share of the property’s operating expenses. Rent expense for the year ended December 31, 2016 and 2015 was $424,832 and $373,933, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of December 31, 2016 for the next five years and in the aggregate are:

2017	$318,332
2018	245,074
2019	-
2020	-
2021	-
$563,406

Incentive Compensation

On November 18, 2015, the Company approved a compensation plan for the Executive Officers of the Company which provides for the payment of a cash bonus and an equity grant of performance options to the Company’s Chief Executive Officer and its Chief Financial Officer (the “Executives”). Each Executive was eligible for an annual cash bonus, based upon net revenue, gross margins, and individual key performance indicators, set annually by the Company’s Compensation Committee (the “Target Performance”). The target bonus for the Chief Executive Officer was 50% of his base salary and for the Chief Financial Officer, the target bonus was 40% of his base salary. The cash bonus was based upon the target net revenues and gross margins of the Company. 70% of the target cash bonus was payable if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus was payable if the Target Performance is reached, with 120% of the cash bonus paid if 120% of the Target Performance is achieved. As of December 31, 2016, the Company has paid $207,577 in compensation expense for the incentive cash bonuses. The equity grant component of the compensation plan provided for the grant of 110,000 performance options to purchase shares of common stock to the Chief Executive Officer and 50,000 performance options to purchase shares of common stock to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options vest in annual increments over three years commencing on the grant date and are exercisable at a price of $3.51. During the year ended December 31, 2016, the company recognized $206,032 in stock compensation expense for the performance options.

On November 18, 2015, the Company approved a compensation plan for three Employees of the Company which provides for the payment of a cash bonus and an equity grant of performance options. Two of the Employees are eligible for an annual cash bonus, based upon net revenue, and gross margins, set annually by the Company’s Compensation Committee (the “Target Performance”). The target bonus ranges from 20-30% of their base salary. 70% of the cash bonus is based upon the target net revenues and 30% of the cash bonus is based upon gross margins of the Company. Seventy percent of the target cash bonus will be paid if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 120% of the cash bonus paid if 120% of the Target Performance is achieved. As of December 31, 2016, the Company has paid $100,445 in compensation expense for the incentive cash bonuses. The equity grant component of the compensation plan provides for the grant of 28,000 performance options to purchase shares of Company common stock to each of the three Employees, with the number of performance options to be received by each of the Employees based upon the achievement by the Company of certain net revenues and gross margins targets. The performance options will vest in three year increments commencing on the grant date and are exercisable at a price of $3.51. During the year ended December 31, 2016, the Company recognized $105,187 in stock compensation expense for the performance options.

On August 9, 2016, the Company approved a compensation plan for the quarter ending December 31, 2016 for the Executive Officers of the Company which provides for the payment of a cash bonus and an equity grant of performance options to the Company’s Chief Executive Officer and its Chief Financial Officer (the “Executives”). Each Executive was eligible for a quarterly cash bonus, based upon net revenue, gross margins, and individual key performance indicators, set by the Company’s Compensation Committee (the “Target Performance”). The target bonus for the Chief Executive Officer was 50% of his base salary and for the Chief Financial Officer, the target bonus was 40% of his base salary. The cash bonus was based upon the target net revenues and gross margins of the Company. 70% of the target cash bonus was payable if Threshold Performance of 70% of the Target Performance is achieved, 100% of the target cash bonus was payable if the Target Performance is reached, with 140% of the cash bonus paid if 140% of the Target Performance is achieved. As of December 31, 2016, the Company has accrued $17,333 in compensation expense for the potential incentive cash bonuses. The equity grant component of the compensation plan provided for the grant of 27,500 performance options to purchase shares of common stock to the Chief Executive Officer and 12,500 performance options to purchase shares of common stock to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement by the Company of certain net revenues and gross margins targets. During the year ended December 31, 2016, the Company recognized $25,074 in stock compensation expense for the performance options.

On August 9, 2016, the Company approved a compensation plan for the quarter ended December 31, 2016 for four Employees of the Company which provides for the payment of a cash bonus and an equity grant of performance options. Three of the Employees are eligible for a quarterly cash bonus, based upon net revenue, and gross margins, set by the Company’s Compensation Committee (the “Target Performance”). The target bonus ranges from 20-30% of their base salary. Seventy percent of the cash bonus is based upon the target net revenues and 30% of the cash bonus is based upon gross margins of the Company. 70% of the target cash bonus will be paid if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 140% of the cash bonus paid if 140% of the Target Performance is achieved. As of December 31, 2016, the Company has accrued $9,230 in compensation expense for the potential incentive cash bonuses. The equity grant component of the compensation plan provides for the grant of 6,250 performance options to purchase shares of Company common stock to each of the four Employees, with the number of performance options to be received by each of the Employees based upon the achievement by the Company of certain net revenues and gross margins targets. During the year ended December 31, 2016, the Company recognized $15,671 in stock compensation expense for the performance options.

17.	Acquisitions

Doublevision

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

In addition to the initial purchase price, the agreement called for $1,000,000 in contingent consideration based on the Company achieving $3,000,000 in media placement revenue in the twelve months ended July 31, 2014.  At March 31, 2015, the Company recorded the additional $1,000,000 purchase price payable in anticipation of achieving the revenue milestone and increased the goodwill to $4,482,884. During the year ended December 31, 2015 the Company has issued 296,402 of its common stock at $3.60 per share for an aggregate amount of $1,067,044 in satisfaction of the purchase price payable and increased by $67,044.

As of December 31, 2016, the allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows:

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

Pro forma Information

The following unaudited pro forma information presents the consolidated results of operation of the company as if the acquisition completed during the year ended December 31, 2015 had occurred at the beginning of the applicable annual reporting period, with pro forma adjustments to give effect to intercompany transactions to be eliminated, amortization of intangible assets, share-based compensation, and transaction costs directly associated with the acquisition:

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

Hipcricket

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

As of December 31, 2016, the allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows:

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

Pro forma Information

The following unaudited pro forma information presents the consolidated results of operation of the company as if the acquisition completed during the year ended December 31, 2015 had occurred at the beginning of the applicable annual reporting period, with pro forma adjustments to give effect to intercompany transactions to be eliminated, amortization of intangible assets, share-based compensation, and transaction costs directly associated with the acquisition:

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

On February 7, 2017, the Company executed an Asset Purchase Agreement to sell the Wireless Application business for $400,000, of which $310,000 was received on the closing date and the remaining $90,000 will be paid upon the satisfaction of certain post-closing covenants. As of the filing date, the Company has received $40,000 on the satisfaction of certain post-closing covenants. The Company has reported the Wireless Application segment as Discontinued Operations in the Consolidated Statement of Operations and Consolidated Statements of Cash Flows with related assets and liabilities as of December 31, 2016, included as Assets of business held for sale and Liabilities of business held for sale.

Effective February 17, 2017, as the result of an internal investigation, Jerry Hug resigned as CEO and a director of the Company. On February 17, 2017, Richard O’Connell was appointed to serve as the interim CEO. On March 15, 2017 as the result of the same investigation, Kurt Streams resigned from the Company and on March 15, 2017, Lawrence Firestone joined as the interim CFO. The board of directors engaged a third party legal and forensic auditing firm to investigate the executive’s expenses. The forensic legal firm discovered that the two executives had failed to comply with the expense reporting and approval process for payroll and cash transactions and had misappropriated company funds. As a result, Management and The Board concluded that previous issued financial statements were not materially misstated. The Board’s internal investigation is now complete.

On February 17, 2017, lawsuits have been issued by Levi & Korsinsky, LLP and others against SITO Mobile, Ltd., the Company, alleging materially false and/or misleading statements regarding Fourth Quarter 2016 Media Placement Revenues and revenue growth. We strongly believe there is no reasonable basis for the class action.

