Form 10-K/A
period 2016-12-31
SITO MOBILE, LTD.
filed 2017-05-01
CIK 1157817

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter, or June 30, 2016, was approximately $53,800,000.

The number of shares of registrant’s common stock outstanding, as of April 14, 2017 was 20,681,047.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 of SITO Mobile, Ltd., as originally filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017 (the “Original Form 10-K”).We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G.(3) to Form 10-K.

Part IV, Item 15(b) (Exhibits 31.3 and 31.4) have also been amended and restated in their entirety to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Exhibit Index has also been amended and restated in its entirety to include the certifications as exhibits.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to filing of the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons are our executive officers and directors and hold the offices set forth opposite their names.

Name	Age	Position

Richard O’Connell, Jr.	59	Interim Chief Executive Officer and Director

Lawrence Firestone	59	Interim Chief Financial Officer

Jon Lowen	30	Chief Operating Officer

Michael Blanche	30	Chief Technology Officer

Adam Meshekow	30	Chief Revenue Officer

Betsy J. Bernard	61	Lead Director

Jonathan E. Sandelman	59	Director

Joseph A. Beatty	53	Director

Lowell W. Robinson	68	Director

Brent Rosenthal	44	Director

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Richard O’Connell, Jr. was appointed as Interim Chief Executive Officer on February 16, 2017. Mr. O’Connell has served on our our Board of Directors since February 18, 2016. From 2010 to May 2016, Mr. O’Connell served as the Chief Financial Officer and Chief Credit Officer of Emergent Capital, Inc., a NYSE-listed specialty-finance business that primarily invests in life settlements. From 2006 until 2009, Mr. O’Connell served as the Chief Financial Officer of RapidAdvance, LLC, and from 2002 until 2005 he served as the Chief Operating Officer of Insurent Agency Corporation. From 2000 until 2001, Mr. O'Connell acted as Securitization Consultant to the Industrial Bank of Japan, and from 1999 until 2000, he served as President of Telomere Capital, LLC. From 1988 until 1998, Mr. O’Connell served in various senior capacities at Enhance Financial Services and its subsidiary, Singer Asset Finance Company, including President and Chief Operating Officer of Singer Asset Finance and Senior Vice President and Treasurer of Enhance Financial Services. Mr. O’Connell received a B.A. from Franklin and Marshall College and an M.B.A. from Rutgers University Graduate School of Management.

Mr. O’Connell is qualified to serve as a member of the Board because of his past experience as Chief Operating Officer and Chief Financial Officer of various finance companies.

 Lawrence Firestone was appointed Interim Chief Financial Officer on March 14, 2017. Mr. Firestone is the Chief Executive Officer and President of FirePower Technology, Inc., a provider of power supplies to the high performance computing market, a position he has held since January 2014. From June 2012 through June 2013, Mr. Firestone served as Chief Executive Officer and President of Qualstar Corporation (Symbol: QBAK), a public manufacturer of tape libraries. Previously, from February 2011 through June 2012, Mr. Firestone served as Chief Financial Officer of Xiotech Corporation, a privately held manufacturer of performance hard disk storage serving big data users. Mr. Firestone is also a member of InterimExecs (interimexecs.com) a service provider of interim executives to fill the immediate needs of companies around the world and he performs interim executive consulting services. Mr. Firestone's public company management experience also includes Executive Vice President and Chief Financial Officer of Advanced Energy Industries, Inc. (Symbol: AEIS), Senior Vice President and Chief Financial Officer at Applied Films Corporation (Symbol: AFCO). Mr. Firestone's public company board experience includes CVD Equipment (Symbol: CVV), Qualstar Corporation (Symbol: QBAK), Amtech Systems, Inc. (Symbol: ASYS) and Hyperspace Communications, Inc. (Symbol: HCO).

Jon Lowen was appointed Chief Operating Officer of the Company on April 24, 2107. As Chief Operating Officer, Mr. Lowen is responsible for the growth of the Company’s technology products, business strategies and operational teams who oversee the day-to-day advertising and data campaigns. Since August 2014, Mr. Lowen served as the Company’s Executive Vice President of Operations and Product Development. Prior to joining the Company, from October 2012 to July 2014, he ran operations at DoubleVision Networks, a mobile demand side platform. Mr. Lowen spent his entire career in the advertising technology space. From May 2008 to December 2011, he worked at Outdoor Hub, LLC, now known as Carbon Media Group, the largest outdoor sports digital media company, as the Director of Publisher Accounts, then as Director of Ad Operations and, later, as Chief Operating Officer. Mr. Lowen holds a Bachelor’s Degree in Economics from The University of Michigan.

Michael Blanche was appointed Chief Technology Officer of the Company on April 24, 2017. As Chief Technology Officer of the Company, Mr. Blanche is responsible for leading the next phase of innovation and growth for the Company, focusing on identifying opportunities and developing technology that result in a competitive advantage and deliver return on investment. After joining the Company in 2015, Mr. Blanche served as the Company’s Senior Vice President of Technology & Innovation. Prior to SITO, from July 2013 to February 2015, he served as Head of Product at Momentum, a successful SaaS based education platform. From Jun 2010 to July 2012 he served as Head of Operations at Comsite building a cloud based safety platform. In March 2017, he was part of the group to advise and develop the Location Based Advertising Measurement Guidelines issued by the Media Rating Council. Mr. Blanche received his Bachelor of Commerce for Business Innovation and Digital Media from the University of Wollongong, Australia in 2010.

Adam Meshekow was appointed as Chief Revenue Officer of the Company on April 24, 2107. Mr. Meshekow will assume responsibility for all existing and new revenue streams. Mr. Meshekow has spent his entire career in digital marketing. Prior to joining the Company in February 2014, he was responsible for mobile marketing and brand management at Toys “R” Us, the largest global toy and juvenile products-focused retailer. Mr. Meshekow joined Toys“R”Us in 2010.  Mr. Meshekow serves on the Advisory Board of Kiip, a privately held mobile engagement platform. Mr. Meshekow holds a B.S. from Roger Williams University’s Mario J. Gabelli School of Business.

Betsy J. Bernard joined our Board of Directors on July 15, 2014. Ms. Bernard was previously the President of AT&T, a position she held from October 2002 until her retirement in December 2003. Ms. Bernard also served as President and CEO of AT&T Consumer from April 2001 through October 2002. Ms. Bernard held senior executive positions with Qwest Communications International, Inc., USWEST, Inc. AVIRNEX Communications Group and Pacific Bell. Ms. Bernard serves as a Director, a member of the Audit and Finance Committees and Chair of the Strategic Issues Committee of the Principal Financial Group. She also serves as a director, a member of the compensation committee and Chair of the Nominating and Governance Committee of Zimmer Biomet. She previously served as chair of Telular Corporation. Ms. Bernard serves on the advisory boards of GroTech Ventures, Innovate Partners and the Silverfern Group. Ms. Bernard received a BA from St. Lawrence University, an MBA from Fairleigh Dickinson University, an MS degree in management from Stanford University’s Sloan Fellowship Program, and a Doctor of Laws (Honorary) from Pepperdine University.

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

Jonathan E. Sandelman joined our Board of Directors on December 10, 2012. Mr. Sandelman is the Chief Executive Officer, Founder, and Chief Investment Officer at Sandelman Partners, LP. He founded the firm on July 1, 2005. Mr. Sandelman is the President and Director at NMS Services Inc., NMS Services (Cayman) Inc., and BAC Services Inc. He was the President of the New York Office at Banc of America Securities LLC. Mr. Sandelman joined the firm in 1998 as the Head of Equity Financial Products and took charge of the equity department in 2002. He headed the firm’s debt and equities business before becoming the President, a post that Mr. Sandelman held until October 20, 2004. He was the Deputy Head of Global Equities, Member of the Risk Management Committee, Member of the Compensation Committee, and Managing Director of Equity Derivatives at Salomon Brothers. Mr. Sandelman was a Director of Do Something and Impact Web Enterprises, Inc. He holds a Bachelor of Arts and a Juris Doctor from Yeshiva University-Cardozo Law School.

Mr. Sandelman’s financial and intellectual property knowledge and experience qualifies him to serve on the Company’s Board of Directors.

Joseph A. Beatty joined our Board of Directors on September 9, 2014. Mr. Beatty was President and Chief Executive Officer and a board member of Telular Corporation from 2008 until its sale in June 2013. Prior to serving as Telular’s President and Chief Executive Officer, Mr. Beatty served as its Executive Vice President (beginning in April 2007) and Chief Financial Officer and Secretary (beginning in May 2007). From June 2003 until June 2006, Mr. Beatty was President and Chief Executive Officer of Concourse Communications Group, a privately held developer and operator of distributed antenna systems and airport Wi-Fi networks. From March 2001 until June 2003, Mr. Beatty worked with private equity firm Cardinal Growth L.P. on various acquisition projects and also acted as part-time Interim Chief Financial Officer for Novaxess B.V., a privately held telecom services provider based in the Netherlands. From November 1996 until February 2001, Mr. Beatty was a co-founder and the Chief Financial Officer of Focal Communications Corporation, a publicly held telecom services provider. Earlier in his career, Mr. Beatty was a securities analyst and also held numerous technical management positions for a local telecom services provider. Mr. Beatty is a former Chairman and continues to serve on the board of trustees of Edward Health Services Corporation, a not-for-profit healthcare provider located in Naperville, Illinois. He is also a director of EHSC Cayman Segregated Portfolio, its captive insurance subsidiary, domiciled in the Cayman Islands, and FourKites, Inc., a privately held provider of SaaS software solutions in the logistics space. Mr. Beatty earned a bachelor’s degree in electrical engineering from the University of Illinois and an MBA from the University of Chicago’s Booth School of Business. He is also a Chartered Financial Analyst.

Mr. Beatty’s extensive management and leadership experience in the telecommunications industry and his strong background in finance and impressive experience as a member of senior management for a number of telecommunications companies provide our Board with key expertise in financial matters and valuable insight regarding strategic opportunities.

Lowell W. Robinson joined our Board of Directors on April 18, 2017. Mr. Robinson served as the Chief Financial Officer and Chief Operating Officer of MIVA, Inc., an online advertising network, from August 2007 through March 2009. He joined MIVA in 2006 as Chief Financial Officer and Chief Administrative Officer. He had previously served as the President of LWR Advisors from 2002 to 2006 and as the Chief Financial Officer and Chief Administrative Officer at HotJobs.com from 2000 to 2002. He previously held senior financial positions at Advo, Inc., Citigroup Inc. and Kraft Foods, Inc. Mr. Robinson has also served as a director of EVINE since 2014. Mr. Robinson also served on the Board of Directors of Support.com in 2016, the Board of Directors of Higher One from 2014 to 2016, the Board of Directors of The Jones Group from 2005 to 2014, the Board of Advisors for the University of Wisconsin School of Business from 2006 to 2010, the Board of Directors of International Wire Group, Inc., from 2003 to 2009, and the Board of Directors of Independent Wireless One, Diversified Investment Advisors and Edison Schools Inc. He is a member of the Smithsonian Libraries Advisory Board and served on the Board of the Metropolitan Opera Guild from 2013 to 2016. Mr. Robinson earned a Bachelor of Arts in Economics from the University of Wisconsin and a Master of Business Administration from Harvard Business School.

The Board of Directors has concluded that Mr. Robinson is qualified to serve as a director of the Company because of his thirty years of global strategic, financial, turnaround and M&A experience, operational and board expertise in technology, media and telecom companies coupled with a strong operational background gained as an executive at well-known public companies, including General Foods and Citigroup providing him with well-informed operational guidance, as well as his public-company board experience.

Brent Rosenthal joined our Board of Directors on August 9, 2016. Mr. Rosenthal is the founder of Mountain Hawk Capital Partners, LLC, an investment fund focused on small and micro-cap equities in the technology media telecom (TMT) and food industries. Mr. Rosenthal focuses on the communications, media, technology and food industries and currently serves on the Board of Directors of comScore (NASDAQ:SCOR), RiceBran Technologies (NASDAQ: RIBT) and as a Special Advisor to the Board of Directors of Park City Group (NASDAQ:PCYG). Previously, Mr. Rosenthal was a Partner in affiliates of W.R. Huff Asset Management where he worked from 2002 through 2016. Mr. Rosenthal served on the Board of Directors of Rentrak Corporation (NASDAQ:RENT) from 2008 through 2016 including as the Non-Executive Chairman from 2011 through 2016.

At the time that Mr. Rosenthal joined our Board, the Board had concluded that Mr. Rosenthal was qualified to serve as a member of the Board because of his apparent business acumen and financial expertise as well as his past experience in the media industry. The Board is no longer prepared to reaffirm its past view of Mr. Rosenthal’s business acumen and financial expertise. On April 18, 2017, the Board determined that it does not intend to nominate or recommend Mr. Rosenthal for re-election to the Board at the 2017 Annual Meeting. Further, effective April 18, 2017, the Board has determined that it no longer deems Mr. Rosenthal to be an independent director for purposes of NASDAQ’s listing rules, and, accordingly, he has been removed from all committees of the Board.

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

Audit Committee

The Audit Committee is currently comprised of Mr. Beatty (Chairman), Mr. Robinson and Ms. Bernard. Our board of directors has concluded that all the members of the audit committee are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the listing standards of NASDAQ. The Audit Committee met 4 times during fiscal 2016.

The duties and responsibilities of the Audit Committee are set forth in the Audit Committee’s charter adopted by the Board of Directors and available on the Company’s website (www.sitomobile.com).

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

In connection with filing the Original 10-K, our Audit Committee reviewed and discussed with representatives of RBSM LLP, our independent registered public accounting firm, our audited financial statements for the twelve months ended December 31, 2016 with our management, and the matters required to be discussed by the Statement on Auditing Standards, as amended.

Our board of directors has determined that each of Joseph A. Beatty and Lowell W. Robinson is an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended December 31, 2016 all such reports were timely filed, except that three Form 4s were filed late by Nicole Braun resulting in 75 transactions not being reported on a timely basis, a Form 4 was filed late by Brent D. Rosenthal, resulting in one transaction not being reported on a timely basis, a Form 4 was filed late by Richard O’Connell, resulting in one transaction not being reported on a timely basis, and a Form 4 was filed late by Jonathan Sandelman, resulting in one transaction not being reported on a timely basis.

Changes in Nominating Procedures

No material changes have been made to the procedures by which security holders may recommend nominees to our Board

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future. Our Compensation Committee is responsible for recommendations relating to compensation of the Company’s directors and executive officers.

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

The primary purpose of the compensation and benefits described below is to attract, retain, and motivate highly talented individuals when we do hire, who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace. Different elements are designed to engender different behaviors, and the actual incentive amounts, which may be awarded to each Named Executive Officer are subject to the annual review of our Compensation Committee.

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

Incentive Compensation Awards

Each of our Named Executive Officers is eligible for an annual cash bonus, based upon net revenue, gross margins, and individual key performance indicators, set by the Compensation Committee annually. For 2017, the Compensation Committee has determined to consider EBITDA instead of gross margins as a performance metric. Our Compensation Committee sets the target bonus compensation paid as a percentage of each executive’s base salary with payment based upon certain threshold performance set by the Compensation Committee. The target bonus compensation is reviewed on an annual basis by our Compensation Committee.

Equity Incentive Awards

The equity grant component of the compensation plan for our named Executives is performance based. The number of performance options to be received by each of the executives is based upon the achievement by the Company of certain net revenues and gross margins targets which is reviewed on an annual basis by our Compensation Committee. For 2017, the equity grant will be determined based upon certain net revenue and EBITDA performance thresholds. Our Compensation Committee has in the past also approved one-time option grants not tied to performance targets as a way to incentivize our executive officers and to bring their ownership interest in line with executives at companies similarly situated to ours

Benefits and Prerequisites

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

Employment Agreements

We entered into an employment agreement with our former CEO, Jerry Hug, when he joined the Company as our Director of Corporate Development, effective July 1, 2011. Pursuant to the terms of the employment agreement with Mr. Hug, we agreed to pay Mr. Hug an annual salary, which is reviewed annually, and discretionary cash bonuses. Effective February 17, 2017, Mr. Hug resigned from his positions with the Company.

Effective November 1, 2013, we entered into an employment agreement with Kurt Streams who served as our Chief Financial Officer and our Chief Operating Officer. Pursuant to the terms of the employment agreement with Mr. Streams dated October 18, 2013, we agreed to pay Mr. Streams an annual salary of $200,000, which is reviewed annually and discretionary cash bonuses. Mr. Streams received increases in his base salary as approved by the Compensation committee of the Board. Effective March 10, 2017, Mr. Streams resigned from his positions with the Company.

We have not entered into an employment agreement with our current Interim Chief Executive Officer; instead the terms of his employment are governed by an offer letter. The offer letter provides for a base salary of $350,000 and provides that the basis of his employment with the Company is “at will”.

Our Interim Chief Financial Officer is contracted through an Interim Executive Advisory Agreement between the Company and Rapid Deployment LLC, or RD. Pursuant to the Advisory Agreement, the Company agreed to pay a monthly fee of $50,000 and reimburse RD for certain expenses related to Mr. Firestone’s provision of services to the Company. The Advisory Agreement can be terminated upon 30 days advance notice and provides for indemnification of RD by the Company under certain circumstances.

Separation and Change in Control Arrangements

Pursuant to the terms of the employment agreement with Messrs. Hug and Streams, in the event of: (i) termination without Cause (as defined in the Employment Agreement), (ii) termination due to a Disability (as defined in the Employment Agreement), (iii) the executive resigns with Good Reason (as defined in the Employment Agreement), or (iv) the Employment Agreement is not renewed at the election of the Company, Messrs. Hug and Streams shall be entitled to receive severance benefits. The employment agreements with Messrs. Hug and Streams provided for severance benefits as follows: (i) Base Salary immediately in effect immediately prior to the termination of the Employment Agreement or the Termination Date, for a period of three months and (ii) payment of COBRA premiums for the executives and their eligible dependents for a period of three months, subject to the Company’s right to discontinue or change its COBRA policy. Receipt of severance benefits shall be contingent upon Messrs. Hug and Streams executing and delivering a general release of all claims in favor of the Company and its related persons.

In addition to severance benefits, the employment agreements with Messrs. Hug and Streams provided for payment of: (i) any salary earned and accrued but unpaid prior to the Termination Date, (ii) payment for all accrued by unused paid time off and (iii) any documented business expenses incurred in accordance with the Company’s polices.

In connection with the circumstances that led to the resignations of Messrs. Hug and Streams, the Company has not agreed to pay severance.

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during our fiscal year ended December 31, 2016 and December 31, 2015 to our Named Executive officers.

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Jerry Hug	2016	305,139	192,628	0	1,009,833	1,507,600
Chief Executive Officer (1)
	2015	260,417	105,144	0	247,940	613,501

Kurt Streams	2016	239,514	115,577	0	275,538	630,629
Chief Financial Officer
Chief Operating Officer (2)	2015	238,542	67,293	0	112,700	418,535

(1)	Mr. Hug resigned as Chief Executive Officer and Director effective February 17, 2017.
(2)	Mr. Streams was appointed as Chief Operating Officer on December 20, 2016. Effective March 10, 2017, Mr. Streams resigned as Chief Financial Officer and Chief Operating Officer.

Outstanding Equity Awards

The following table reflects options granted to our executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at December 31, 2016

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date

Jerry Hug (1)	50,000	-		4.69	12/01/2017
	42,060	21,030		2.805	11/21/2019
	50,000	100,000	(2)	3.51	11/18/2020
	-	300,000		4.00	8/9/2023
	-	27,500	(3)	4.00	11/9/2023

Kurt Streams (4)	75,000	-		6.20	11/1/2018
	16,824	8,412		2.805	11/21/2019
	23,333	46,667	(2)	3.51	11/18/2020
	-	75,000		4.00	8/9/2023
	-	12,500	(3)	4.00	11/9/2023

(1)	Mr. Hug resigned as an officer and director of the Company effective February 17, 2017.

(2)	The options granted are performance options and shall vest and become exercisable in 1/3 increments over a three-year period commencing on the first anniversary of the November 18, 2015 date of grant. The maximum number of options subject to the grant shall be 150,000 and 70,000 for Mr. Hug and Mr. Streams, respectively. The number of options to be received is dependent upon the achievement of certain corporate goals, determined by our Compensation Committee.

(3)

The options granted are performance options and shall vest and become exercisable in 1/3 increments over a three-year period commencing on the first anniversary of the November 9, 2016 date of grant. The maximum number of options subject to the grant shall be 27,500 and 12,500 for Mr. Hug and Mr. Streams, respectively. The number of options to be received is dependent upon the achievement of certain corporate goals, determined by our Compensation Committee.

(4)	Mr. Streams was appointed as Chief Operating Officer on December 20, 2016. Effective March 10, 2017, Mr. Streams resigned as Chief Financial Officer and Chief Operating Officer.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

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

Effective November 10, 2015, our Board of Directors agreed to increase the compensation of the Lead Director to an annual cash payment of $45,000 and options to purchase 30,000 shares of common stock.

The following table sets forth compensation received by our directors in the year ended December 31, 2016.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Jerry Hug (1)	0	0	0	0	0
Jonathan D. Sandelman	31,750	0	35,040	0	66,790
Peter D. Holden (2)	23,500	0	35,040	0	58,540
Betsy J. Bernard	47,750	0	52,560	0	100,310
Joseph A. Beatty	32,750	0	43,800	0	76,550
Richard O’Connell, Jr. (3)	32,750	0	43,800	0	76,550
Brent Rosenthal (4)	16,500	0	59,800	0	76,300
Philip B. Livingston	7,500	0	0	0	7,500

(1)	This table includes only his compensation which was expressly for service as a director. Mr. Hug received other compensation as an executive officer—see the Summary Compensation Table above. Mr. Hug resigned as an officer and director effective February 17, 2017.

(2)	Mr. Holden was appointed as a Director on March 29, 2013 and resigned as Director on December 5, 2016.

(3)	Mr. O’Connell, Jr. was appointed as a Director on February 18, 2016.

(4)	Mr. Rosenthal was appointed as a Director on August 9, 2016.

(5)	Mr. Livingston was appointed as a Director on November 13, 2014 and did not stand for re-election held on February 18, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of our common stock by each of our directors and named executive officers, each person known to us to beneficially own 5% or more of our common stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly, based on 20,681,047 shares outstanding as of April 28, 2017. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address is c/o SITO Mobile, Ltd., 100 Town Square Place, Suite 204, Jersey City, NJ 07310. Shares of common stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after April 28, 2017 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

Name	Shares	Percentage
Richard O’Connell, Jr. (1)	42,733	*
Lawrence Firestone	0	*
Betsy J. Bernard (2)	146,420	*
Jonathan E. Sandelman (3)	525,788	2.55
Brent D. Rosenthal (4)	46,667	*
Joseph A. Beatty (5)	77,910	*
Lowell Robinson (6)	20,000

Officers and Directors as a Group (7 persons)	859,518	4.1%

Stephen Baksa (7)	1,006,060	4.9%
Thomas M. Candelaria(8)	406,750	2.0%
Karen Singer (9)	2,100,718	10.2%
TAR Holdings LLC (8)	2,100,718	10.2%
Nicole Braun (10)	1,954,391	9.5%

(1)       Includes 25,000 shares underlying stock options held jointly with spouse and which are fully vested.

(2)       Includes 66,014 shares underlying stock options which are fully vested.

(3)       Includes 88,288 shares underlying stock options which are fully vested.

(4)       Includes 20,000 shares underlying stock options which are fully vested.

(5)       Includes 57,945 shares underlying stock options which are fully vested.

(6)       Includes 20,000 shares underlying stock options which are fully vested.

(7)       Based on Schedule 13D/A filed with the SEC on April 13, 2017. The address of the principal office of Mr. Baksa is 2 Woods Lane, Chatham, NJ 07928. Includes  (i) 776,326 shares of common stock held directly by Mr. Baksa; (ii) 204,734 shares of common stock held by in trust for Mr. Baksa’s immediate family, (iii) 5,000 shares of common stock issuable upon the exercise of options granted to Mr. Baksa on August 27, 2013 under the SITO Mobile Ltd. 2010 Stock Option Plan (the “2010 Plan”) with an exercise price of $6.04 per share and (iv) 20,000 shares of common stock issuable upon the exercise of options granted to Mr. Baksa on November 12, 2013 under the 2010 Plan with an exercise price of $6.32 per share. Mr. Baksa and Mr. Candeleria have disclosed in their Schedule 13D filed on March 17, 2017, that by virtue of the informal understanding of Mr. Baksa and Mr. Candeleria to consult with each other with respect to actions taken by each with respect to the shares of the Company’s common stock that are from time-to-time owned by each, Mr. Baksa and Mr. Candelaria may be deemed to constitute a group for purposes of Section 13 of the Exchange Act and may be deemed to have beneficial ownership of the common stock owned by each other. If Mr. Baksa and Mr. Candelaria are deemed to be members of a group, they may be deemed to beneficially own an aggregate of 1,412,810 shares of common stock, or approximately 6.8% of the Company’s outstanding common stock. Each of Mr. Baksa and Mr. Candeleria have expressly disclaimed beneficial ownership of the common stock except to the extent of its pecuniary interest in those shares directly held by such person.

(8)       Based on Schedule 13D/A filed with the SEC on April 13, 2017. The address of the principal office of Mr. Candelaria is 3228 El Camino del Norte, Encinitas, CA 92023. Includes (i) 386,750 shares of common stock held by Streamworks Technologies, Inc., a corporation for which Mr. Candelaria is the sole director and shareholder; and (ii) 20,000 shares of common stock held in trust for Mr. Candelaria’s immediate family. Mr. Baksa and Mr. Candeleria have disclosed in their Schedule 13D filed on March 17, 2017, that by virtue of the informal understanding of Mr. Baksa and Mr. Candeleria to consult with each other with respect to actions taken by each with respect to the shares of the Company’s common stock that are from time-to-time owned by each, Mr. Baksa and Mr. Candelaria may be deemed to constitute a group for purposes of Section 13 of the Exchange Act and may be deemed to have beneficial ownership of the common stock owned by each other. If Mr. Baksa and Mr. Candelaria are deemed to be members of a group, they may be deemed to beneficially own an aggregate of 1,412,801 shares of common stock, or approximately 6.8% of the Company’s outstanding common stock. Each of Mr. Baksa and Mr. Candeleria have expressly disclaimed beneficial ownership of the common stock except to the extent of its pecuniary interest in those shares directly held by such person.

(9)       Based on Schedule 13D/A filed with the SEC on April 10, 2017. The address of Ms. Singer and TAR Holdings LLC is 212 Vaccaro Drive, Cresskill, NJ 07626. Shares are held directly by TAR Holdings LLC. Ms. Singer is the sole member of TAR Holdings LLC.

(10)       Based on information received on May 1, 2017 from the Company’s transfer agent.

(*)       Less than 1%.

Equity Compensation Plan Information

The following table reflects information for equity compensation plans and arrangements for any and all directors, officers, employees and/or consultants through December 31, 2016.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,912,387	3.93	2,087,613
Total	1,912,387	3.93	2,087,613

In April 2008 our Board of Directors and stockholders adopted the 2008 Stock Option Plan, or the 2008 Plan, to provide participating employees, non-employee directors, consultants and advisors with an additional incentive to promote our success. The maximum number of shares of common stock which may be issued pursuant to options and awards granted under the 2008 Plan is 880,000. The 2008 Plan is currently administered by our Compensation Committee designated by our Board of Directors. The 2008 Plan authorizes the grant to 2008 Plan participants of non-qualified stock options, incentive stock options, restricted stock awards, and stock appreciation rights. No option shall be exercisable more than 10 years after the date of grant. Upon separation from service, no further vesting of options can occur, and vested options will expire unless exercised within a year after separation, except as provided in individual employment agreements. No option granted under the 2008 Plan is transferable by the individual or entity to whom it was granted otherwise than by will or laws of decent and distribution, and, during the lifetime of such individual, is not exercisable by any other person, but only by him.

In December 2009 our Board of Directors adopted the 2009 Employee and Consultant Stock Plan, or the 2009 Plan, to provide common stock grants to selected employees, non-employee directors, consultants and advisors. The total number of shares subject to the 2009 Plan is 200,000. The 2009 Plan is administered by our Board of Directors.

In December 2010 our Board of Directors adopted the 2010 Stock Plan, or the 2010 Plan, to provide participating employees, non-employee directors, consultants and advisors with an additional incentive to promote our success. In June 2011, the Board increased the total number of shares subject to the 2010 Plan to 2,500,000 and to 4,000,000 in November 2013. The 2010 Plan is administered by our Board of Directors. The 2010 Plan is currently administered by our Board of Directors. The 2010 Plan authorizes the grant to 2010 Plan participants of non-qualified stock options, incentive stock options, restricted stock awards, and stock purchase rights. No option shall be exercisable more than 10 years after the date of grant. Upon separation from service, no further vesting of options can occur, except as provided in individual option agreements. The Plan provides various termination provisions to the extent not provided in a grant agreement, as determined by the administrator of the Plan. No option granted under the 2010 Plan is transferable by the individual or entity to whom it was granted otherwise than by will or laws of decent and distribution, and, during the lifetime of the individual or entity, is not exercisable by any other person, but only by the individual or entity, or his, her or its transferee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In addition to the cash and equity compensation arrangements of our directors and executive officers discussed above under “Director Compensation” and “Executive Compensation,” the following is a description of transactions since January 1, 2015, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of 5% or more of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.

The Company entered into a Separation and General Release Agreement (the “Orsini Separation Agreement”) with James Orsini, its Chief Executive Officer, which confirmed his removal from all positions held with the Company, including its subsidiaries, divisions, affiliates, partnerships, joint ventures and related business entities, effective September 19, 2014. Pursuant to the terms of the Orsini Separation Agreement and in accordance with the terms of his employment agreement, the Company paid to Mr. Orsini, one year of his base salary, accrued but unused vacation time and provided continued medical coverage for a period of one year. In addition, the Company reimbursed Mr. Orsini for $10,000 for his attorneys’ fees in connection with his Separation Agreement. In exchange for these payments, and other provisions, Mr. Orsini provided a general release in favor of the Company. The Orsini Separation Agreement became effective on September 19, 2014.

On October 10, 2013, we entered into a Consulting Agreement with Peter D. Holden pursuant to which Mr. Holden provided advice and support in connection with our review, analysis and development of our intellectual property. Pursuant to the Consulting Agreement, Mr. Holden received $13,000 per month and, in addition, was granted an option to purchase 50,000 shares of our common stock at a price of $0.609 per share. The options vested immediately and expired on October 10, 2016. The Consulting Agreement was terminated in February 2015.

Policies and Procedures for Approving Transactions with Related Persons

The independent members of the Board of Directors have the responsibility to review and approve related person transactions, either in advance or when we become aware of a related person transaction that was not reviewed and approved in advance; however, the Board of Directors has not yet adopted a written policy or procedures governing its approval of transactions with related persons. During fiscal year 2016 and prior, all related party transactions were reviewed and approved by the Board of Directors, with each related party at the time serving as a director, abstaining from the vote.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements, indemnifies directors and officers who are parties thereto with indemnification rights arising out of, or relating to, their service as directors and officers of the Company or where they serve at the request of the Company any as an officer, director, representative or other agent at another entity. The indemnification agreement also provides for the directors and officers who are parties thereto with certain rights to advancement of expenses incurred in defending a proceeding in advance of the disposition of any proceeding for which indemnification rights may be available pursuant to the indemnification Agreement. Further, the indemnification agreement provides for a process for the Board to determine whether an indemnified person is entitled to indemnification in a particular case.

Director Independence

Our Board of Directors presently consists of six members. Our Board of Directors has determined that each of Ms. Bernard, Messrs. Sandelman, Beatty, and Robinson are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of the registrant's financial statements as of December 31, 2016 and for the year then ended included in the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2016 and for the review of our quarterly financial statements during the fiscal year ended December 31, 2016, including the additional audit work related to the departure of our former executives, were $167,000. For the Company’s fiscal year ended September 30, 2015, the aggregate fees billed for the fiscal year ended September 30, 2015 for professional services rendered for the audit of the registrant's financial statements and review of our quarterly financial statements as of September 30, 2015 were $63,000. The aggregate fees billed for the three months ended December 31, 2015 for professional services rendered by the principal accountant for the audit of the registrant's financial statements as of December 31, 2015 and for the three months then ended included in the registrant's Transitional Form 10-K for the three months ended December 31, 2015 were $28,000.

Audit-Related Fees

No aggregate fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal year ended December 31, 2016.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2016.

All Other Fees

There were no other fees associated with the fiscal year ended December 31, 2016.

Audit Committee Pre-Approval Policies

Our Audit Committee has approved the principal accountant's performance of services for the audit of the registrant's financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Audit-related fees, tax fees, and all other fees, if any, are approved by the Audit Committee.

Work Performed by Others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the fiscal year ended December 31, 2016 that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—See Item 8 of the Original Form 10-K.

(2)	Financial Statement Schedules — None

(3)	Exhibits—See Item 15(b) of this report.

(b)	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of SITO Mobile, Ltd. filed with the Secretary of State, State of Delaware September 25, 2013 (incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form S-1 filed with the SEC on November 7, 2013).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant filed with the Secretary of State of Delaware on September 26, 2014 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Reporton Form 8-K filed with the SEC on September 30, 2014).
3.4	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2015).
3.5	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2016).
3.6	Amended and Restated Bylaws of SITO Mobile Ltd., as adopted on March 23, 2017 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2017).
3.7	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 4, 2017 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
4.1	Section 382 Tax Benefits Preservation Plan, dated as of April 3, 2017, by and between SITO Mobile, Ltd. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
10.3	Services Agreement 20071210.103.C Between SITO Mobile Solutions, Inc. and AT&T Services, Inc. dated April 11, 2008 (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed with the SEC on January 14, 2010).
10.3.1	Amendment 20071210.103.A.001 to the Services Agreement 20071210.103.C, by and between SITO Mobile Solutions, Inc. and AT&T Services, Inc., dated March 20, 2009 (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed with the SEC on January 14, 2010).
10.3.2	Amendment 20071210.103.A.002 to Services Agreement 20071210.103.C by and between SITO Mobile Solutions, Inc. and AT&T Services, Inc., dated October 25, 2010 (incorporated by reference to Exhibit 10.6.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 12, 2010).
10.3.3	Amendment 20071210.103.A.005 by and between SITO Mobile Solutions, Inc. and AT&T Services dated October 10, 2014 (incorporated by reference to Exhibit 10.3.3 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 2, 2014).

10.4+	2008 Stock Option Plan for SITO Mobile, Ltd. (formerly known as Hosting Site Network, Inc.) (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2008).
10.4.1+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2008 Stock Option Plan. (incorporated by reference to Exhibit 10.7.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 12, 2010).
10.6+	2009 Employee and Consultant Stock Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (SEC File No. 333-163557) filed with the SEC on December 8, 2009).
10.6.1+	Form of stock grant acknowledgement letter under 2009 Employee and Consultant Stock Plan (incorporated by reference to Exhibit 10.16.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 12, 2010).
10.7+	2010 Stock Option Plan (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 29, 2010).
10.7.1+	Certificate regarding amendment of 2010 Stock Plan (incorporated by reference to Exhibit 10.32.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 24, 2011).
10.7.2+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2010 Stock Plan (incorporated by reference to Exhibit 10.32.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 24, 2011).
10.8+	Employment letter agreement by and between SITO Mobile, Ltd. and James Orsini,dated March 10, 2011 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on May 16, 2011).
10.9+	Amendment of employment letter agreement by and between SITO Mobile, Ltd. and James Orsini, dated May 16, 2011 (incorporated by reference to Exhibit 10.33.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 24, 2011).
10.10+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2012).
10.11	Form of Warrant replacing Stock Option in favor of Pharmacy Management Strategies LLC, dated June 28, 2011 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 18, 2012).
10.11.1	Joint Marketing Agreement by and between Pharmacy Management Strategies LLC and SITO Mobile Solutions, Inc., dated March 12, 2012 (incorporated by reference to Exhibit 3.5 to the registrant's Registration Statement on Form S-1 filed with the SEC on November 6, 2013).
10.12	Settlement Agreement and Mutual General Release, among Soapbox Mobile, Inc. with, by and including all Common Shareholders, collectively and individually and SITO Mobile, Ltd., effective March 30, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 18, 2012).
10.12.1	Perpetual Exclusive License Agreement by and between SITO Mobile, Ltd. and Soapbox Mobile, Inc., effective March 30, 2012 (incorporated by reference to Exhibit 10.1.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 18, 2012).

10.13+	Board of Directors Service Letter Agreement by and between SITO Mobile, Ltd. and Jonathan E. Sandelman, dated December 10, 2012 (incorporated by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K filed with the SEC on January 2, 2013).
10.14+	Employment letter agreement by and between SITO Mobile, Ltd. and Kurt Streams, dated October 18, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2013).
10.15	Patent License and Settlement Agreement, dated November 12, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2013).
10.16	Consulting Agreement by and between SITO Mobile, Ltd. and Peter Holden, dated October 10, 2013 (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 2, 2014).
10.17	Joint Licensing Agreement by and among SITO Mobile, Ltd., VideoSTar, LLC and Television Technology LLC, dated April 21, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

10.18	Share Purchase Agreement, dated July 24, 2014, by and among the Company and Doublevision Networks, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2014).
10.19	Revenue Sharing and Note Purchase Agreement, dated October 3, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2014).
10.20	Subscription Agreement, dated October 3, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2014).
10.21+	Board of Directors Service Letter Agreement by and between SITO Mobile, Ltd. and Betsy J. Bernard, dated July 15, 2014 (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 2, 2014).
10.22+	Board of Directors Service Letter Agreement by and between SITO Mobile, Ltd. and Joseph A. Beatty, dated September 9, 2014 (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 2, 2014).
10.23	Asset Purchase Agreement by and among SITO Mobile, Ltd., SITO Mobile Solutions, Inc., Hipcricket, Inc. and solely for purposes of Section 10.10, ESW Capital LLC dated as of January 8, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2015).
10.24	Underwriting Agreement, dated September 16, 2016, by and between SITO Mobile, Ltd. and Cowen and Company, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2016).
10.25+*	Offer Letter with respect to Richard O’Connell’s employment agreement dated as of March 1, 2017
10.26+	Form of Director’s and Officer’s Indemnification Agreement (incorporated by reference from the registrant’s Current Report on 8-K filed with the SEC on March 31, 2017).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 2, 2014).
23.1*	Consent of RBSM, LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.3†	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.4†	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350(1)
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 (1)
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed with the Original 10-K
**	Previously furnished with the Original 10-K

+ † 1

Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement

Filed herewith

The material Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITO MOBILE, LTD.

Date: May 1, 2017	By:	/s/ Richard O’Connell Jr.
Richard O’Connell, Jr.
Interim Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 1, 2017	By:	/s/ Lawrence Firestone
Lawrence Firestone
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 1, 2017	/s/ Richard O’Connell, Jr.
Richard O’Connell, Jr. Interim Chief Executive Officer
and Director (Principal Executive Officer)

Date: May 1, 2017	/s/ Betsy J. Bernard
Betsy J. Bernard, Director

Date: May 1, 2017	/s/ Jonathan E. Sandelman
Jonathan E. Sandelman, Director

Date: May 1, 2017	/s/ Joseph A. Beatty
Joseph A. Beatty, Director

Date: May 1, 2017	/s/ Lowell W. Robinson
Lowell W. Robinson, Director

Date: May 1, 2017	Brent Rosenthal, Director

