Form 10-Q
period 2017-03-31
SITO MOBILE, LTD.
filed 2017-05-10
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of shares outstanding of each of the issuer's classes of common equity as of May 10, 2017: 20,681,047 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$6,951,574	$8,744,545
Accounts receivable, net	7,618,272	8,842,256
Other prepaid expenses	286,308	229,039
Assets held for sale - net	364,883	870,716
Total current assets	15,221,037	18,686,556
Property and equipment, net	507,384	410,688
Other assets
Capitalized software development costs, net	1,805,289	1,698,992
Intangible assets:
Patents	409,134	461,730
Patent applications cost	887,846	854,088
Other intangible assets, net	1,371,257	1,439,007
Goodwill	6,444,225	6,444,225
Other assets	111,643	150,038
Total other assets	11,029,394	11,048,080
Total assets	26,757,815	30,145,324

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	3,049,080	3,184,237
Accrued expenses	2,483,300	2,180,944
Deferred revenue	235,320	245,407
Current obligations under capital lease	3,510	3,446
Note payable, net - current portion	6,218,856	2,896,893
Liabilities held for sale	412,132	607,236
Total current liabilities	12,402,198	9,118,163
Long-term liabilities
Obligations under capital lease	1,854	2,756
Note payable, net	-	3,952,827
Total long-term liabilities	1,854	3,955,583
Total liabilities	12,404,052	13,073,746
Commitments and contingencies - See note 15
Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized,
20,681,047 and 20,681,047 shares issued and outstanding, respectively	20,680	20,680
Additional paid-in capital	158,171,361	157,829,709
Accumulated deficit	(143,838,278)	(140,778,811)
Total stockholders' equity	14,353,763	17,071,578
Total liabilities and stockholders' equity	$26,757,815	$30,145,324

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2017	2016
Revenue
Media placement	$6,522,132	$4,861,500
Licensing and royalties	122,829	135,419
Total revenue	6,644,961	4,996,919

Costs and Expenses
Cost of revenue	3,209,599	2,366,107
Sales and marketing	3,531,385	2,046,743
General and administrative	2,461,442	1,829,506
Depreciation and amortization	161,764	154,505

Total costs and expenses	9,364,190	6,396,861

(Loss) income from operations	(2,719,229)	(1,399,942)

Other Income (Expense)
Interest expense	(391,614)	(439,800)

Net (loss) before income taxes	(3,110,843)	(1,839,742)

Provision for income taxes	-	-

Net (loss) from continuing operations	(3,110,843)	(1,839,742)

Discontinued Operations
Income from operations of discontinued component	51,376	669,046
Income tax benefit	-	-

Net income from discontinued operations	51,376	669,046

Net (loss)	$(3,059,467)	$(1,170,696)

Basic net income (loss) per share
Continuing operations	(0.15)	(0.11)
Discontinued operations	0.00	0.04
Basic net loss per share	$(0.15)	$(0.07)

Basic weighted average shares outstanding	20,681,047	17,221,412

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND FOR THE YEAR ENDED DECEMBER 31, 2016

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2015	17,157,520	$17,156	$144,538,247	$(139,374,825)	$5,180,578

Shares issued on exercise of stock options	256,860	257	1,068,816	-	1,069,073
Compensation recognized on option grants	-	-	1,337,912	-	1,337,912
Issuance of stock for restructuring of debt	200,000	200	567,800	-	568,000
Issuance of common stock	3,066,667	3,067	10,316,934	-	10,320,001
Net (loss) for the year ended December 31, 2016	-	-	-	(1,403,986)	(1,403,986)

Balance - December 31, 2016	20,681,047	20,680	157,829,709	(140,778,811)	17,071,578

Compensation recognized on option grants	-	-	341,652	-	341,652
Net (loss) for the year ended March 31, 2017	-	-	-	(3,059,467)	(3,059,467)

Balance - March 31, 2017	20,681,047	$20,680	$158,171,361	$(143,838,278)	$14,353,763

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities
(Loss) from continuing operations	$(3,110,843)	$(1,839,742)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation expense	41,418	33,597
Amortization expense - software development costs	212,483	133,349
Amortization expense - patents	52,597	48,688
Amortization expense - discount of debt	186,184	171,076
Amortization expense - deferred costs	8,828	12,164
Amortization expense - intangible assets	67,750	72,220
Provision for bad debt	39,945	251,872
Loss on disposition of assets	6,024	-
Stock based compensation	341,259	372,117
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	1,184,039	(486,819)
(Increase) in prepaid expenses	(57,269)	(20,409)
Decrease in other assets	29,567	829
(Decrease) increase in accounts payable	(135,157)	503,817
Increase in accrued expenses	302,355	296,817
(Decrease) in deferred revenue	(10,087)	(217,988)
Increase in accrued interest	7,952	69,461
Net cash (used in) operating activities - continuing operations	(832,955)	(598,951)
Net cash provided by operating activities - discontinued operations	46,626	1,092,359
Net cash (used in) provided by operating activities	(786,329)	493,408
Cash Flows from Investing Activities
Patents and patent applications costs	(33,759)	(49,625)
Purchase of property and equipment	(167,856)	(2,295)
Proceeds from sale of wireless applications business	350,000	-
Proceeds from sale of property and equipment	27,000	-
Capitalized software development costs	(318,780)	(286,158)
Net cash (used in) investing activities – continuing operations	(143,395)	(338,078)
Net cash (used in) investing activities – discontinued operations	(37,409)	(140,379)
Net cash used in investing activities	(180,804)	(478,457)
Cash Flows from Financing Activities
Restructuring of debt	-	(100,000)
Principal reduction on obligation under capital lease	(838)	(778)
Principal reduction on repayment of debt	(825,000)	(841,668)
Net cash (used in) financing activities - continuing operations	(825,838)	(942,446)
Net cash (used in) financing activities - discontinued operations	-	(4,239)
Net cash (used in) financing activities	(825,838)	(946,685)
Net (decrease) increase in cash and cash equivalents	(1,792,971)	(931,734)
Cash and cash equivalents - beginning of period	8,744,545	2,615,184
Cash and cash equivalents - ending of period	6,951,574	1,683,450
Supplemental Information:
Interest expense paid	$190,363	$181,845

Non-cash investing and financing activities:

For the three months ended March 31, 2016

During the three months ended March 31, 2016, the Company issued 200,000 shares of its common stock to Fortress Credit Co LLC at $2.84 per share for an aggregate amount $568,000, in consideration for the amendment of the Note Purchase Agreement.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Unaudited Financial Statements

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

Change in Fiscal Year

On May 5, 2016, the Company elected to transition from a September 30 year-end to a December 31 year-end.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SITO Mobile, Ltd. and it’s wholly-owned subsidiaries, SITO Mobile Solutions Inc., SITO Mobile R&D IP, LLC, SITO Mobile Media Inc. and DoubleVision Networks Inc. (“DoubleVision”). Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

Our consolidated financial statements include our accounts, as well as those of our wholly-owned subsidiaries. Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnote disclosures required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2017.

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

Long-Lived Assets

The Company accounts for long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

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

Patent and Patent Application Costs

Intangible assets include patents developed and purchased which are recorded at cost. The cost of the patents are capitalized and once issued, are amortized over their remaining useful lives. Future costs incurred for issued patents are expensed as incurred.

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

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the three months ended March 31, 2017 or for the three months ended March 31, 2016. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense.

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

In general, licensing and royalty revenue arrangements provide for the payment of contractually determined fees in consideration for the patented technologies owned by or controlled by the Company’s operating subsidiary. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. Pursuant to the terms of these agreements, the Company’s operating subsidiary may have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s operating subsidiary’s part to maintain or upgrade the technology, or provide future support or services Generally, the agreements provide for the grant of licenses, covenants-not-to-sue, releases, and other significant deliverables upon the execution of the agreement, or upon the receipt off the minimum upfront payment for term agreement renewals. As such, when the Company has no further obligation under the agreement, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all the other revenue recognition criteria have been met, otherwise the Company recognizes revenue on a straight-line basis over the life of the agreement based on the contractually determined fees. The licensing and royalty revenue arrangement has expired in the second quarter of 2017.

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

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect.

On July 29, 2015, the Company filed an amendment to the Certificate of Incorporation to effect a 1-for-10 reverse split of its issued and outstanding common stock. The reverse split became effective in the market on July 30, 2015. Following the reverse split, every ten shares of the Company’s issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock of the Company. No fractional shares are to be issued. As a result, all prior per share calculations reflect the effects of this reverse stock split.

Concentrations of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Of the Company’s revenue earned during the three months ended March 31, 2017, approximately 10% was generated from contracts with an advertising agency. During the three months ended March 31, 2016, approximately 34% was generated from contracts with two advertising agencies.

The Company’s accounts receivable is typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of March 31, 2017, two customers accounted for 31% of the Company’s net accounts receivable balance, and as of March 31, 2016, two customers accounted for 39% of the Company’s net accounts receivable balance.

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

Recent Accounting Pronouncements

None applicable

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	March 31, 2017	December 31, 2016

Accounts receivable	$7,924,093	$9,302,208
Less allowance for bad debts	(305,821)	(459,952)
Accounts receivable, net	$7,618,272	$8,842,256

4.	Property and Equipment, net

The following is a summary of property and equipment:

	March 31, 2017	December 31, 2016

Equipment and computer hardware	$238,868	$277,292
Office furniture	228,154	198,735
Leasehold improvements	329,478	206,902
Equipment held under capital lease	13,160	13,160
	809,660	696,089
Less: accumulated depreciation	(302,276)	(285,401)
	$507,384	$410,688

Depreciation expense for the three months ended March 31, 2017 and 2016 was $41,418 and $33,597, respectively.

5.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	March 31, 2017	December 31, 2016

Beginning balance	$1,698,992	$1,117,480
Additions	318,780	1,243,506
Less: amortization expense	(212,483)	(661,994)
Ending balance	$1,805,289	$1,698,992

Amortization expense for the three months ended March 31, 2017 and 2016 was $212,483 and $133,349, respectively.

As of March 31, 2017, amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending March 31,
2018	$905,832
2019	624,567
2020	274,890
$1,805,289

6.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	March 31, 2017	December 31, 2016

Patent costs	$1,577,122	$1,577,122
Less: accumulated amortization	(1,167,989)	(1,115,392)
	$409,134	$461,730

Amortization expenses for the three months ended March 31, 2017 and 2016 was $52,597 and $48,688, respectively.

A schedule of amortization expense over the estimated remaining lives of the patents is as follows:

Year Ending March 31,
2018	$79,114
2019	75,642
2020	73,268
2021	73,268
Thereafter	107,842
$409,134

Other Intangible Assets, net

The following is a summary of other intangible asset costs:

	March 31, 2017	December 31, 2016

Technology	$970,000	$970,000
Customer relationships	870,000	870,000
Less: accumulated amortization	(468,743)	(400,993)
	$1,371,257	$1,439,007

Amortization expenses for the three months ended March 31, 2017 and 2016 $67,750 and $72,220, respectively.

A schedule of amortization expense over the estimated remaining lives of the other intangible assets is as follows:

Year Ending March 31,
2018	$271,000
2019	271,000
2020	271,000
2021	144,036
2022	97,000
Thereafter	317,221
$1,371,257

7.	Accrued Expenses

The following is a summary of accrued expenses:

	March 31, 2017	December 31, 2016

Accrued cost of revenues	$674,073	$1,085,585
Accrued payroll and related expenses	921,314	879,300
Accrued professional fees	697,892	26,038
Other accrued expenses	190,021	190,021
	$2,483,300	$2,180,944

8.	Capital Leases

The Company leases office equipment under a capital lease that expires in 2018. The equipment has a cost of $13,160.

Minimum future lease payments under the capital leases at March 31, 2017 for each of the next four years and in the aggregate, are as follows:

Year Ending March 31,
2017	$3,510
2018	1,854
2019	-
2020	-
Total minimum lease payments	5,364
Less amount representing interest	(321)
Present value of net minimum lease payments	$5,043

The effective interest rate charged on the capital lease is approximately 7.428% per annum. The lease provides for a $1 purchase option. Interest charged to operations for the three months ended March 31, 2017 and 2016 was $110 and $167, respectively. Depreciation charged to operations for the three months ended March 31, 2017 and 2016 was $658 and $658, respectively.

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

On February 7, 2017, the Company entered into an asset purchase agreement to sell the Wireless Application business for $400,000, of which $310,000 was received on the closing date and the remaining $90,000 to be paid upon the satisfaction of certain post-closing covenants. Of the $90,000 payable upon satisfaction of the post-closing covenants, $40,000 was earned and collected by the Company, with the remaining $50,000 not expected to be satisfied, for a total sale price of $350,000. The Company has reported its wireless application business as Discontinued Operations in the Consolidated Statement of Operations and Consolidated Statements of Cash Flows with related assets and liabilities as of March 31, 2017 and 2016, included as Assets of business held for sale and Liabilities of business held for sale.

The following table presents the assets and liabilities of the Wireless Applications business, as Assets classified as held for sale and Liabilities classified as held for sale in the Consolidated Balance Sheets:

	March 31,	December 31,
	2017	2016

Accounts receivable, net	$12,036	$430,151
Other prepaid expenses	1,702	9,455
Property, plant and equipment, net	30,594	35,516
Capitalized software development costs, net	314,820	389,863
Other assets	5,731	5,731
Assets classified as held for sale	364,883	870,716
Accounts payable	102,824	298,757
Accrued expenses	249,613	248,783
Deferred revenue	59,696	59,696
Liabilities classified as held for sale	$412,133	$607.236

The following table presents the Discontinued Operations of the Wireless Applications business in the Consolidated Statement of Operations:

	March 31,
	2017	2016
Revenue
Wireless applications revenue	$50,348	$1,490,650

Costs and Expenses
Cost of revenue	207,022	690,489
Sales and marketing	23,688	52,973
General and administrative	116,621	68,287
Depreciation and amortization	1,641	9,855
Total costs and expenses	348,972	821,604

Other Proceeds	350,000	-

Net income from discontinued operations	$51,376	$669,046

The following table presents the Wireless Applications business in the Consolidated Statement of Cash Flows:

	March 31,
	2017	2016

Net cash provided by discontinued operating activities	$46,626	$1,092,359
Net cash (used in) discontinued investing activities	(37,409)	(140,379)
Net cash (used in) discontinued financing activities	-	(4,239)
Net increase in cash and cash equivalents	$9,217	$947,741

10.	Income Taxes

As of March 31, 2017, the Company has a gross pretax operating loss carryover of approximately $39,670,211 available to offset future taxable income for income tax reporting purposes, which will expire in various years through 2036, if not previously utilized.

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

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended March 31, 2017 and 2016, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We are not currently involved in any income tax examinations.

11.	Note Payable

	March 31, 2017	December 31, 2016
Notes Payable:
Principal outstanding	$6,091,664	$6,916,664
Accrued Interest	455,582	469,060
Accrued Termination Fee	279,974	258,543
	6,827,220	7,644,267
Less: discount on note payable	(608,364)	(794,547)
	6,218,856	6,849,720
Less: current portion, net	(6,218,856)	(2,896,893)
Long-term portion, net	$-	$3,952,827

Scheduled maturities on long-term debt are as follows:

Years ending March 31	Principal	Discount Amortization	Accrued Interest	Accrued Termination Fee	Total
2018	$6,091,664	$(608,364)	$455,582	$279,974	$6,218,856
2019	-	-	-	-	-
	$6,091,664	$(608,364)	$455,582	$279,974	$6,218,856

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

At the closing of the Fortress Agreement, the Company issued and sold a senior secured note (the “Note”) with an aggregate original principal amount of $10,000,000 and issued, pursuant to a Subscription Agreement, 261,954 new shares of common stock to Fortress at $3.817 per share (which represents the trailing 30-day average closing price) for an aggregate amount of $1,000,000. After deducting original issue discount of 10% on the Note and a structuring fee to the Investors, the Company received $8,850,000 before paying legal and due diligence expenses.

The principal amount of the Note bears interest at a rate equal to LIBOR plus 9% per annum. Such interest is payable in cash except that 2% per annum of the interest shall be paid-in-kind, by increasing the principal amount of the Note by the amount of such interest. The term of the Note is 42 months and the Company must make, beginning in October 2015, monthly amortization payments on the Note, each in a principal amount equal to $333,334 until the Note is paid in full. The Company shall also apply 85% of Monetization Revenues (as defined in the Fortress Agreement) from the Company’s patents to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the Note until all amounts due with respect to the Note have been paid in full. After the repayment of the Note, in addition to the interest, the Company shall pay the Revenue Participants up to 50% of Monetization Revenues totaling (i) $5,000,000, if paid in full prior to March 31, 2018 and (ii) $7,500,000 thereafter (the “Revenue Stream”). The Company must also pay $350,000 to the Note Purchaser upon repayment of the Note.

The Company may prepay the Note in whole or in part, without penalty or premium, except that any optional prepayments of the Note prior to the first anniversary of the Effective Date shall be accompanied by a prepayment premium equal to 5% of the principal amount prepaid.

The Fortress Agreement contains certain standard Events of Default. The Company granted to the Collateral Agent, for the benefit of the Secured Parties, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to the Patents, which shall be evidenced by, and reflected in, the Patent License Agreement. The Collateral Agent and the Investors agree that the Collateral Agent shall only use such license following an Event of Default. Pursuant to a Security Agreement among the parties, the Company granted the Investors a first priority senior security interest in all of the Company’s assets. The Company and the Investors assigned a value of $500,000 to the revenue sharing terms of the Fortress Agreement and in accordance with ASC 470-10-25 “Debt Recognition”, the Company recognized $500,000 as deferred revenue and a discount on the Note that is amortized over the 42-month term of the Note using the effective interest method. For the three months ended March 31, 2017 and 2016, the Company recognized $30,615 and $42,181, respectively, in licensing revenue and interest expense from amortization of the deferred revenue.

On March 1, 2016, the Company entered into Amendment No.1 to the Fortress Agreement (the “Fortress Amendment”). Pursuant to the terms of the Fortress Amendment, principal payment on the Note issued pursuant to the Fortress Agreement was reduced from $333,333 to $175,000 for the period commencing on the last business day of February 2016 through the last business day of February 2017 and from $333,333 to $300,000 for the period commencing on the last business day of March 2017 to the last day of business on February 2018, with the final payment on the last business day on March 2018 increased to repay the remaining principal in full. In consideration for the Amendment, the Company agreed to pay a restructuring fee of $100,000 and issue 200,000 shares of its common stock with an aggregate value of $568,000 to the Investors.

Interest expense on the Note for the three months ended March 31, 2017 and 2016 was $176,764 and $227,049, respectively. Amortization of the discounts for the three months ended March 31, 2017 and 2016 totaled $186,184 and $171,076, respectively, which was charged to interest expense. Accrual of termination fees for the three months ended March 31, 2017 and 2016 was $21,431 and $29,527, respectively, which was charged to interest expense.

12.	Stock Based Compensation

During the three months ended March 31, 2017, the Company recognized stock-based compensation expense totaling $341,652, through the vesting of 630,361 common stock options.

13.	Related Party Transactions

On April 21, 2014 (the “Effective Date”), SITO Mobile R&D IP, LLC, the Company’s wholly-owned subsidiary, through a joint venture arrangement organized as a limited liability company (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “Licensing Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV granted the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“Patents”), including an exclusive license to assert the Patents against certain infringing parties in the media distribution industry. In exchange for the License, the Licensee will pay an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”). Commencing three years from the Effective Date, the Licensee may each year, at its sole option, pay a $1,250,000 license fee to renew the License for every year for four additional years. Once the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License is deemed to be perpetual. For Patents infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid and litigation costs incurred (“Share of Proceeds”). SITO Mobile R&D IP, LLC and its joint venture partner will serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee will be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting Licensee in such litigation, including attorneys’ fees. The Licensee will pay the Annual Fee and any Share of Proceeds to the JV. Proceeds received by the JV are shared by SITO Mobile R&D IP, LLC and PMC on a 30% and 70% basis, respectively. In the event that the Licensee does not assert any infringement actions under its rights in the License within five years of the Effective Date, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee. For the three months ended March 31, 2017 and 2016, the Company amortized $92,213 and $93,238, respectively, in revenue. As of March 31, 2017, the Company has $22,541 in deferred revenue under the Licensing Agreement.

14.	Stockholders’ Equity

Common Stock

The holders of the Company’s common stock are entitled to one vote per share of common stock held.

During the three months ended March 31, 2017, the Company did not issue any shares of its common stock.

During the three months ended March 31, 2016, the Company issued 200,000 shares of its common stock to Fortress Credit Co LLC at $2.84 per share for an aggregate amount $568,000, in consideration for the amendment of the Note Purchase Agreement.

Warrants

During the three months ended March 31, 2017 and 2016, no warrants were granted, exercised, or expired.

Options

During the three months ended March 31, 2017, the Company began expensing performance options that were granted to its employees.

The Company values options under the Binomial Option Model. The full value of option grants is charged to operations over the vesting period with option grants that vest immediately being fully charged on the date of grant.

A summary of outstanding stock warrants and common stock options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding – December 31, 2015	2,593,257	$4.80
Granted	844,000	3.60
Exercised	(256,860)	(4.20)
Cancelled	(1,268,010)	(5.40)
Outstanding – December 31, 2016	1,912,387	$3.90
Granted	100,000	3.50
Exercised	-	-
Cancelled	-	-
Outstanding –March 31, 2017	2,012,387	$3.90

Of the 2,012,387 common stock options outstanding, 630,361 options are fully vested and currently available for exercise. Of the common stock options outstanding, 36,986 options will be cancelled if not exercised during the three months ended June 30, 2017.

15.	Commitments and Contingencies

Operating Leases

The Company leases office space in Jersey City, New Jersey; Meridian, Idaho; Chicago, Illinois; Dallas, Texas; New York, New York; Atlanta, Georgia; and Boston, Massachusetts. The Company’s Boise office space is subject to a 38-month lease that commenced on May 1, 2014. The Jersey City office lease, amended on November 6, 2014, expires on November 30, 2018 and the Company has the option to extend the term for an additional five years. In addition to paying rent, under the terms of the Jersey City office lease the Company is also required to pay its pro rata share of the property’s operating expenses. The other office locations are month-to-month commitments. Rent expense for the three months ended March 31, 2017 and 2016 was $110,640 and $105,863, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of March 31, 2017 for the next five years and in the aggregate are:

2018	$308,808
2019	176,072
2020	-
2021	-
2022	-
$484,880

Incentive Compensation

In connection with the November 18, 2015 compensation plan for the Executive Officers of the Company, during the three months ended March 31, 2017, the Company recognized $15,078 respectively, in stock compensation expense for the performance options. Expenses relating to these options ceased in February and March 2017 based on the departure of the former Executive Officers.

During the three months ended March 31, 2017, the Company recognized $98,308, respectively, in stock compensation expense for the options granted on August 9, 2016. Expenses relating to these options ceased in February and March 2017 based on the departure of the former Executive Officers.

In connection with the August 9, 2016 compensation plan for the quarter ending December 31, 2016, there were no cash payouts for the incentive compensation plan as of March 31, 2017. The equity grant component of the compensation plan provided for the grant of 27,500 performance options to purchase shares of common stock to the Chief Executive Officer and 12,500 performance options to purchase shares of common stock to the Chief Financial Officer, with the number of performance options to be received by each of the Executives based upon the achievement by the Company of certain net revenues and gross margins targets. During the three months ended March 31, 2017, the Company recognized $15,096, respectively, in stock compensation expense for the options. Expenses relating to these options ceased in February and March 2017 based on the departure of the former Executive Officers.

On December 22, 2016, the Company approved a compensation plan for the year ended December 31, 2017 for four Employees of the Company which provides for the payment of a cash bonus and an equity grant of performance options. Three of the Employees are eligible for an annual cash bonus, based upon net revenue, and EBITDA, set by the Company’s Compensation Committee (the “Target Performance”). The target bonus ranges from 20-30% of their base salary. Seventy percent of the cash bonus is based upon the target net revenues and 30% of the cash bonus is based upon EBITDA of the Company. Seventy percent of the target cash bonus will be paid if threshold performance of 70% of the Target Performance is achieved, 100% of the target cash bonus will be paid if the Target Performance is reached, with 140% of the cash bonus paid if 140% of the Target Performance is achieved. As of March 31, 2017, the Company has accrued $31,950 in compensation expense for the potential incentive cash bonuses. The equity grant component of the compensation plan provides for the grant of 25,000 performance options to purchase shares of Company common stock to each of the four Employees, with the number of performance options to be received by each of the Employees based upon the achievement by the Company of certain net revenues and EBITDA targets. During the three months ended March 31, 2017, the Company recognized $15,671, respectively, in stock compensation expense for the options.

Legal

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of March 31, 2017, the Company is not aware of any asserted or un-asserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require recognition under guidance in ASC 450.

A purported securities class action lawsuit was filed on February 17, 2017 in the United States District Court of New Jersey against the Company and our former Chief Executive Officer and Director, and our former Chief Financial Officer and Chief Operating Officer. The complaint alleges violations of various securities laws. This action was brought on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 9, 2016 and January 2, 2017 and seeks unspecified money damages. The allegations in this complaint center on allegedly materially false and/or misleading statements, misrepresenting SITO’s media placement revenues. A motion for appointment of lead plaintiff is now pending. Discovery has not commenced. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows. As of March 31, 2017, the Company has recorded an accrual to defend this action which represent the amount incurred which is not covered by its insurance policy.

Contested Solicitations Pending or Threatened Against the Company

On April 7, 2017, Stephen D. Baksa purported to notify the Company of his intent to nominate five (5) candidates for election to the Company’s Board of Directors (the “Board”) at its 2017 Annual Meeting of Stockholders, or the 2017 Annual Meeting, which, if elected, would replace the entire membership of the Company’s Board.  As previously disclosed, the size of the Board will automatically revert back to five members at the 2017 Annual Meeting. Also on April 7, 2017, TAR Holdings LLC, a limited liability company controlled by Karen S. Singer, purported to notify the Company of its intent to nominate three (3) candidates for election to the Company’s Board at the 2017 Annual Meeting, which, if elected, would constitute more than a majority of the members of the Company’s Board. On May 2, 2017, a group led by Stephen D. Baksa and Thomas M. Candelaria filed a definitive consent solicitation statement with the SEC in connection with its intended solicitation of consents from stockholders of the Company to, among other things, remove all but one of the current members of the Company’s Board and replace them with their own proposed nominees.

Although the Company cannot predict how this uncertainty will affect its business, its financial condition and its financial results, its current management and the Board believe that an abrupt change in control of the Company, such as those contemplated by the contested solicitations threatened or pending against the Company, could potentially have an adverse impact on the Company. As of March 31, 2017, the Company has incurred $181K in professional fees related to responding to these matters.

16.	Subsequent Events

On April 18, 2017, Lowell W. Robinson was appointed to the Board of Directors effective immediately and approved a grant of seven-year options to purchase 20,000 shares of common stock with an exercise price of $2.60. The options vested immediately and shall expire upon the earlier of April 18, 2024 or three months after the cessation of service, whichever is sooner.

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

On February 7, 2017, the Company together with its wholly-owned subsidiary, SITO Mobile Solutions, Inc., entered into an asset purchase agreement pursuant to which the Company sold certain assets related to its legacy wireless applications business which completed the Company’s exit from its legacy non-core business. There are exit and transfer activities which are expected to be completed during 2017.

The assets and liabilities of our legal wireless applications are classified as held for sale on the consolidated balance sheet as of March 31, 2017 and December 31, 2016, and the operating results of the wireless applications business are reflected as discontinued operations in the consolidated statements of earnings for the three months ended March 31, 2017 and 2016.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2017 and 2016.

The following table sets forth, for the periods indicated, certain data derived from our Statement of Operations (in millions):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Sales	$6.6	$5.0	$1.6	33%
Cost of revenue	3.2	2.4	0.8	36%
Gross profit	3.4	2.6	0.8	31%
Sales and marketing	3.5	2.0	1.5	73%
General and administrative	1.6	1.8	(0.3)	(15)%
Non-standard Professional fees	0.9	0.0	0.9	100%
Other expense	0.2	0.2	0.0	5%
Operating loss	(2.7)	(1.4)	(1.3)	94%
Interest expense	0.4	0.4	(0.0)	(11)%
Loss from continuing operations before income taxes	(3.1)	(1.8)	(1.3)	69%
Provision for income taxes	0.0	0.0	0.0	0%
Loss from continuing operations before income taxes	$(3.1)	$(1.8)	$(1.3)	69%

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Statement of Operations (in millions):

	Three Months Ended March 31,
	2017	2016
Sales	$100%	$100%
Cost of revenue	48%	47%
Gross profit	52%	53%
Sales and marketing	53%	41%
General and administrative	24%	37%
Non-standard Professional Fees	14%	0%
Other expense	2%	3%
Operating loss	(41)%	(28)%
Interest expense	6%	9%
Loss from continuing operations before income taxes	(47)%	(37)%
Provision for income taxes	0%	0%
Loss from continuing operations before income taxes	$(47)%	$(37)%

Discontinued operations – During 2016 we sold our SMS business. All of the results of the SMS business are reported in discontinued operations and the operating results for 2017 and 2016 exclude the SMS business. The excluded revenue for the SMS business was $0.5M for 2017 and $1.5M for 2015. Excluded income from the SMS business was $0.1M in 2017 and $0.7M for 2016.

During the three months ended March 31, 2017, revenue increased by $1.6M, or 33% to $6.6M as compared to $5.0M for the three months ended March 31, 2016 primarily due to the increase in media placement revenue as we continued to expand our direct sales force and increased our customer base, resulting in an $0.8M increase in gross profit.

During the three months ended March 31, 2017, one customer accounted for 10% of the Company’s revenue. During the three months ended March 31, 2016, two customers accounted for 34% of the Company’s revenue from multiple advertising contracts under two media placement customers.

Our cost of revenue, which represents the costs associated with media placement revenues, increased by $0.8M or 36% to $3.2M for the three months ended March 31, 2017 compared to $2.4M for the three months ended March 31, 2016. Cost of revenue is in-line with the 33% increase in revenue, which includes depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our media placement business. Our technology investment that drives our revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the three-month periods ended March 31, 2017 and March 31, 2016, we recognized $0.2M and $0.1M, respectively, in amortization of software development costs due to the increased investment in developing our platform.

Sales and marketing expense, increased $1.5M or 73% to $3.5M for the three months ended March 31, 2017. This increase is due primarily to the expansion of the direct sales force and customer management personnel which trends in line with the increase in media placement revenue. Furthermore, additional spend on marketing was made during this period as part of our business strategy. Sales and marketing expense increased as a percentage of revenue from 41% to 53% for the three months ended March 31, 2017 and March 31, 2016 respectively. The increase in the direct sales force and customer management personnel was made to increase sales force capacity as we continue to grow. There is a normal lag time (6 months) between the time we add direct sales personnel and when we can leverage their productivity through increased sales.

General and administrative expenses excluding non-standard professional fees decreased approximately $0.3M to $1.6M for the three months ended March 31, 2017 from $1.8M. The primary decrease in G&A was from a decrease in stock option expenses associated with our equity grants to our former executives.

Former Chief Executives	Section 382	Class Action	Contested Solicitations Pending or Threatened Against the Company	1st Quarter 2017
$515K	$131K	$201K	$50K	$897K

Non-standard professional fees which are classified in general and administrative expenses and are broken out in the table above amounted to approximately $0.9M for the three months ended March 31, 2017 with no prior period comparison for the prior year and once concluded are not expected to continue as an ongoing expense. There are four major categories of these non-standard professional fees as follows:

-	Former chief executives – These fees which totaled $0.5M, represent the legal fees and cost of the forensic accounting to determine the amounts of company funds used by our former officers for personal use during 2015 and 2016. The inquiry is complete and other than $65k of audit fees incurred in Q2 related to this matter, no further costs will be incurred.

-	Section 382 shareholder rights plan – These fees totaled $0.1M, represent the cost of analysis, valuation, preparation and filing of the section 382 shareholder rights plan. This project is complete and the fee was accrued in Q1 and will not continue to be incurred.

-	Class action – These fees which totaled $0.2M, primarily represents the insurance deductible, known as the retention, against our D&O insurance coverage to cover our out of pocket costs. Costs in excess of the retention are expected to be covered by our D&O Insurance. The retention is a one-time fee that was accrued in Q1 and will not continue to be incurred unless the size of any settlement or judgement is beyond the coverage limits of our D&O insurance.

-	Contested Solicitations Pending or Threatened Against the Company – The fees accrued to date total $0.1M. These fees represent professional fees and other costs, including, proxy solicitation, public relations and other fees incurred in responding to activists shareholder campaigns against the Company.

Interest expense on the Fortress debt remained relatively consistent at approximately $0.4M for the three months ended March 31, 2017, of which $0.1M represents interest paid in cash and $0.4M for the three months ended March 31, 2016, of which $0.2M represents interest paid in cash. Interest expense is expected to decrease in the short term as the note principal is paid down.

Our net loss from continuing operations for the three months ended March 31, 2017 increased approximately $1.3M or 66% to $3.1M from a net loss from continuing operations for the three months ended March 31, 2016 of $1.8M. The increase in net loss is due primarily to the $0.8M increase in gross profit from continuing operations, $1.5M increase in sales and marketing expense from continuing operations, $0.9M increase in non-standard general and administrative costs from continuing operations, offset by a decrease of $0.3M in general and administrative costs from continuing operations.

Our net loss from continuing operations on a fully diluted basis was $0.15 per share for the three months ended March 31, 2017 based on our weighted average shares outstanding of 20,681,047 as compared to a net loss from continuing operations of $0.11 per share for the three months ended March 31, 2016 based on weighted average shares outstanding of 17,221,412. The increase in the number of weighted average shares based on our shares outstanding primarily reflects the issuance of shares of common stock, of which 3.1M shares were issued in a secondary underwritten public offering, 0.3M on the exercise of stock options, and 0.2M shares issued to Fortress.

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

The following table sets forth, for the periods indicated, selected data reflected in our Balance Sheet (in millions):

	Three Months Ended March 31,	Three Months Ended December 31,
	2017	2016	$ Change	% Change
Cash	$7.0	$8.7	$(1.8)	(21)%
Other assets	19.4	20.5	(1.1)	(5)%
Assets held-for-sale	0.4	0.9	(0.5)	(58)%
Total assets	26.8	30.1	(3.4)	(11)%

Liabilities	12.0	12.5	(0.5)	(4)%
Liabilities held-for-sale	0.4	0.6	(0.2)	(32)%
Total Liabilities	$12.4	$13.1	$(0.7)	(5)%

At March 31, 2017, we had $7.0M in cash, cash equivalents, and marketable securities compared to $8.7M of cash, cash equivalents, and marketable securities at December 31, 2016. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months.

At March 31, 2017, we had total assets of $26.8M of which $0.4M was classified as held for sale. We had total liabilities of $12.4M, of which $0.4M classified as held for sale. At December 31, 2016, we had total assets of $30.1M, of which $0.9M was classified as assets held for sale. We had total liabilities of $13.1M, of which $0.6M was classified as held for sale. The $3.4M or 11% decrease in assets consisted of a $1.8M decrease in cash due to use of proceeds for operations and increased loan payment fees. Additionally, a decrease in quarter-over-quarter revenue coupled with increased collection efforts led to a $1.0M decrease in accounts receivable. The $0.8M or 6% decrease in liabilities is primarily attributable to the decrease in current liabilities that largely consisted of a $0.6M decrease for the Fortress Loan, in addition to a $0.1M decrease in accounts payable due to use of cash proceeds for operations.

A summary of our cash provided by and used in operating, investing, and financing activities is as follows (in millions):

	Three Months Ended March 31,
	2017	2016	Change	% Change
Net cash (used in) operating activities - continuing operations	$(0.8)	$(0.6)	$(0.2)	39%
Net cash provided by operating activities - discontinued operations	0.0	1.1	(1.0)	(96)%
Net cash (used in) provided by operating activities	(0.8)	0.5	(1.3)	(259)%
Net cash (used in) investing activities - continuing operations	(0.1)	(0.3)	0.2	(58)%
Net cash provided by (used in) investing activities - discontinued operations	0.0	(0.1)	0.1	(73)%
Net cash (used in) investing activities	(0.2)	(0.5)	0.3	(62)%
Net cash (used in) financing activities - continuing operations	(0.8)	(0.9)	0.1	(12)%
Net cash (used in) provided by financing activities - discontinued operations	0.0	(0.0)	0.0	(100)%
Net cash (used in) financing activities	(0.8)	(0.9)	0.1	(13)%

Net (decrease) increase in cash and cash equivalents	(1.8)	(0.9)	(0.9)	92%
Cash and cash equivalents - beginning of period	8.7	2.6	6.1	234%
Cash and cash equivalents - ending of period	$7.0	$1.7	$5.3	313%

March 31, 2017 Compared to March 31, 2016

Net cash used by operating activities

Net cash used in operating activities for the three months ended March 31, 2017 was $0.8M, compared to $0.5M provided for the same period in 2016. The decrease of approximately $1.3M in net operating cash flows was due to approximately $0.2M change in cash used in continuing operations, offset by a decrease of approximately $1.0M in cash used in discontinued operations.

Net cash used by investing activities

Net cash used by investing activities was $0.2M for the three months ended March 31, 2017, compared to $0.5M in the same period for 2016. This decrease is due primarily to the proceeds of approximately $0.3M from the sale of the discontinued wireless applications business.

Net cash provided by financing activities

Net cash used in financing activities was $0.8M for the three months ended March 31, 2017 compared to $0.9M for the same period in 2015. No significant fluctuations noted.

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

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Notwithstanding the existence of significant deficiencies, described in our Form 10-K for the fiscal year ended December 31, 2016, management believes that the consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles.

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K for the fiscal year ended December 31, 2016, Part II – Item 9A, Controls and Procedures, describes a significant deficiency in the areas of executive expenses and executive payroll. To address the significant deficiencies described therein, the Company has designed and implemented new and enhanced controls to ensure the sufficient remediation of the identified significant deficiency.

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

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

A purported securities class action lawsuit was filed on February 17, 2017 in the United States District Court of New Jersey against us, Jerry Hug, our former Chief Executive Officer and Director, and Kurt Streams, our former Chief Financial Officer and Chief Operating Officer. The complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b) and 78t(a), and Rule 10b-5 promulgated thereunder by the SEC, 17 C.F.R. §240. This action was brought on behalf of a putative class of persons who purchased or otherwise acquired SITO common stock between February 9, 2016 and January 2, 2017 and seeks unspecified money damages. The allegations in this complaint center on allegedly materially false and/or misleading statements, misrepresenting SITO’s media placement revenues. A lead plaintiff was appointed on May 8, 2017 and has until June 22, 2017 to file an amended complaint. Discovery has not commenced.

Item 1A - Risk Factors

Our annual report on Form 10-K for the fiscal year ended December 31, 2016, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

There have been no material changes in our risk factors since the filing of our annual report on Form 10-K.

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

SITO Mobile Ltd.

Date: May 10, 2017	By:	/s/ Richard O’Connell Jr.
Richard O’Connell Jr., Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Lawrence Firestone
Lawrence Firestone, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

