Form 10-Q
period 2017-06-30
SITO MOBILE, LTD.
filed 2017-08-15
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of each of the issuer’s classes of common equity as of August 14, 2017: 21,906,698 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$3,176,550	$8,744,545
Accounts receivable, net	9,980,386	8,842,256
Other prepaid expenses	540,183	229,039
Assets from discontinued operations - net	14,390	870,716

Total current assets	13,711,509	18,686,556

Property and equipment, net	500,581	410,688

Other assets
Capitalized software development costs, net	1,852,959	1,698,992
Intangible assets:
Patents	478,517	461,730
Patent applications cost	836,785	854,088
Other intangible assets, net	1,303,507	1,439,007
Goodwill	6,444,225	6,444,225
Other assets including security deposits	112,815	150,038

Total other assets	11,028,808	11,048,080

Total assets	$25,240,898	$30,145,324

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,109,088	$3,184,237
Accrued expenses	1,935,235	2,180,944
Deferred revenue, current portion	408,225	245,407
Other current liabilities, including security deposit	7,500	-
Current obligations under capital lease	3,576	3,446
Note payable, net - current portion	4,399,981	2,896,893
Liabilities from discontinued operations - net	266,011	607,236

Total current liabilities	13,129,616	9,118,163

Long-term liabilities
Obligations under capital lease	936	2,756
Deferred revenue, noncurrent portion	985,685	-
Note payable, net	-	3,952,827

Total long-term liabilities	986,621	3,955,583

Total liabilities	14,116,237	13,073,746

Commitments and contingencies - See notes 16

Stockholders’ Equity

Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 20,715,564 shares issued and outstanding as of June 30, 2017 and $.001 par value; 100,000,000 shares authorized, 20,681,047 shares issued and outstanding as of December 31, 2016	20,715	20,680
Additional paid-in capital	158,428,152	157,829,709
Accumulated deficit	(147,324,206)	(140,778,811)

Total stockholders’ equity	11,124,661	17,071,578

Total liabilities and stockholders’ equity	$25,240,898	$30,145,324

 See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Media placement	$10,725,454	$8,297,880	$17,247,586	$13,159,380
Licensing and royalties	78,667	125,946	201,496	261,365
Total revenue	10,804,121	8,423,826	17,449,082	13,420,745

Costs and Expenses
Cost of revenue	5,626,862	3,770,916	9,021,923	6,214,053
Sales and marketing	3,735,131	2,690,959	7,212,042	4,814,733
General and administrative	4,087,978	1,204,559	6,418,432	2,880,004
Depreciation and amortization	120,923	149,871	282,687	304,376

Total costs and expenses	13,570,894	7,816,305	22,935,084	14,213,166

(Loss) income from operations	(2,766,773)	607,521	(5,486,002)	(792,421)

Other Income (Expense)
Interest expense	(352,147)	(445,091)	(743,761)	(884,891)

Net (loss) before income taxes	(3,118,920)	162,430	(6,229,763)	(1,677,312)

Provision for income taxes	-	-	-	-

Net (loss) income from continuing operations	(3,118,920)	162,430	(6,229,763)	(1,677,312)

Discontinued Operations
(Loss) income from operations of discontinued component	(367,008)	562,825	(315,632)	1,231,871
Income taxes	-	-	-	-

Net (loss) income from discontinued operations	(367,008)	562,825	(315,632)	1,231,871

Net (loss) income	$(3,485,928)	$725,255	$(6,545,395)	$(445,441)

Basic net income (loss) per share
Continuing operations	(0.15)	0.01	(0.30)	(0.10)
Discontinued operations	(0.02)	0.03	(0.02)	0.07
Basic net loss per share	$(0.17)	$0.04	$(0.32)	$(0.03)

Basic weighted average shares outstanding	20,693,809	17,355,478	20,687,463	17,288,445

Diluted earnings (loss) per share
Continuing operations	-	0.01	-	-
Discontinued operations	-	0.03	-	-
Diluted net earnings (loss) per share	$-	$0.04	$-	$-

Diluted weighted average shares outstanding		19,831,509

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2015	17,157,520	$17,156	$144,538,247	$(139,374,825)	$5,180,578

Shares issued on exercise of stock options	256,860	257	1,068,816	-	1,069,073
Compensation recognized on option grants	-	-	1,337,912	-	1,337,912
Issuance of stock for restructuring of debt	200,000	200	567,800	-	568,000
Issuance of common stock	3,066,667	3,067	10,316,934	-	10,320,001
Net (loss) for the year ended December 31, 2016	-	-	-	(1,403,986)	(1,403,986)

Balance - December 31, 2016	20,681,047	20,680	157,829,709	(140,778,811)	17,071,578

Shares issued on exercise of stock options	34,517	35	2,465	-	2,500
Compensation recognized on option grants	-	-	595,978	-	595,978
Net (loss) for the period ended June 30, 2017	-	-	-	(6,545,395)	(6,545,395)

Balance - June 30, 2017	20,715,564	$20,715	$158,428,152	$(147,324,206)	$11,124,661

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Cash Flows from Operating Activities
Net (loss) income	$(3,485,928)	$725,255	$(6,545,395)	$(445,441)
Less: (loss) income from discontinued operations, net of tax	(367,008)	562,825	(315,632)	1,231,871
(Loss) income from continuing operations	(3,118,920)	162,430	(6,229,763)	(1,677,312)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	34,707	32,691	76,125	66,288
Amortization expense - software development costs	225,611	152,749	438,093	286,098
Amortization expense - patents	18,465	49,431	71,062	98,119
Amortization expense - discount of debt	178,255	198,910	364,439	369,986
Amortization expense - deferred costs	8,453	9,432	17,281	21,596
Amortization expense - intangible assets	67,750	67,750	135,500	139,970
Provision for bad debt	126,924	95,005	166,869	346,877
Loss on disposition of assets	-	-	6,024	-
Stock based compensation	254,228	184,546	595,487	556,663
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(2,489,039)	(2,771,968)	(1,305,001)	(3,258,787)
(Increase) decrease in prepaid expenses	(253,874)	64,857	(311,144)	44,448
Decrease (increase) in other assets	(9,625)	(10,794)	19,942	(9,965)
Increase in accounts payable	3,060,001	1,291,847	2,924,852	1,795,664
(Decrease) increase in accrued expenses	(548,068)	246,574	(245,709)	543,391
Increase in deferred revenue	1,158,591	249,054	1,148,503	31,065
Increase in other liabilities	7,500	-	7,500	-
Increase in accrued interest	50,370	60,474	58,322	129,935
Net cash (used in) provided by operating activities - continuing operations	(1,228,671)	82,988	(2,061,618)	(515,964)
Net cash (used in) provided by operating activities - discontinued operations	(159,252)	838,884	237,374	1,931,244

Net cash (used in) provided by operating activities	(1,387,923)	921,872	(1,824,244)	1,415,280

Cash Flows from Investing Activities
Patents and patent applications costs	(36,787)	(41,449)	(70,546)	(91,074)
Purchase of property and equipment	(31,182)	(9,852)	(199,046)	(12,147)
Proceeds from sale of property and equipment	-	-	27,000	-
Capitalized software development costs	(273,280)	(252,453)	(592,060)	(538,611)
Net cash (used in) investing activities - continuing operations	(341,249)	(303,754)	(834,652)	(641,832)
Net cash (used in) investing activities - discontinued operations	-	(90,220)	(37,409)	(230,599)

Net cash (used in) investing activities	$(341,249)	$(393,974)	$(872,061)	$(872,431)

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$2,500	$-	$2,500	$-
Restructuring of debt	-	-	-	(100,000)
Principal reduction on obligation under capital lease	(852)	697	(1,690)	(81)
Principal reduction on repayment of debt	(2,047,500)	(525,000)	(2,872,500)	(1,366,668)
Net cash (used in) financing activities - continuing operations	(2,045,852)	(524,303)	(2,871,690)	(1,466,749)
Net cash (used in) financing activities - discontinued operations	-	(4,261)	-	(8,500)

Net cash (used in) financing activities	(2,045,852)	(528,564)	(2,871,690)	(1,475,249)

Net (decrease) increase in cash and cash equivalents	(3,775,024)	(666)	(5,567,995)	(932,400)

Cash and cash equivalents - beginning of period	6,951,574	1,683,450	8,744,545	2,615,184

Cash and cash equivalents - ending of period	$3,176,550	$1,682,784	$3,176,550	$1,682,784

Supplemental Information:

Interest expense paid	$120,527	$115,812	$310,890	$297,657
Income taxes paid	$14,806	$17,729	$14,806	$17,729

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

Non-cash investing and financing activities:

None noted

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

One June 1, 2017, the Company amended and restated its Bylaws pursuant to a written consent of the Company’s stockholders in accordance with Section 228 of the General Corporation Law of the State of Delaware.

Change in Fiscal Year

On May 5, 2016, the Company elected to transition from a September 30 year-end to a December 31 year-end.

2.	Summary of Significant Accounting Policies

Reclassification

Certain reclassifications have been made to conform the 2016 amounts to the 2017 classifications for comparative purposes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SITO Mobile, Ltd. and its wholly-owned subsidiaries, SITO Mobile Solutions Inc., SITO Mobile R&D IP, LLC, SITO Mobile Media Inc. and DoubleVision Networks Inc. (“DoubleVision”). Intercompany transactions and balances have been eliminated in consolidation.

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2017.

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

Long-Lived Assets

The Company accounts for long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

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

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the three and six months ended June 30, 2017 or for the three and six months ended June 30, 2016. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense.

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

Concentrations of Credit Risk

The Company primarily transacts its business with two financial institutions. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Excluding discontinued operations, of the Company’s revenue earned during the six months ended June 30, 2017, no individual customer accounted for more than 10% of total revenue. During the six months ended June 30, 2016, approximately 29% was generated from contracts with two advertising agencies.

The Company’s accounts receivable is typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of June 30, 2017, one customer accounted for 14% of the Company’s net accounts receivable balance, and as of June 30, 2016, two customers accounted for 28% of the Company’s net accounts receivable balance.

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

Recent Accounting Pronouncements

In July 2017, the FASB released Update 2017-11 – Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Round Down Features, which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with round down features. This will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this guidance.

In May 2017, the FASB issued Service Concession Arrangements (Topic 853) which provides guidance for operating entities who enter into a service concession arrangement with a public-sector grantor. This standard has the same effective date and transition requirements for Topic 606 – Revenue from Contracts with Customers. The Company is currently evaluating the impact of adopting this guidance.

In May 2017, the FASB issued Compensation – Stock Compensation (Topic 718) to provide clarity and reduce diversity in practice and cost and complexity when applying guidance in Topic 718. This update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this guidance.

In March 2017, the FASB issued Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) which amends the amortization period for certain purchased callable debt securities held at a premium. The amortization period for the premium will be shortened to the earliest call date. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

In March 2017, the FASB issued Compensation – Retirement Benefits (Topic 715) which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. This amendment is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	June 30, 2017	December 31, 2016

Accounts receivable	$10,213,131	$9,302,208
Less allowance for bad debts	(232,745)	(459,952)
Accounts receivable, net	$9,980,386	$8,842,256

4.	Property and Equipment, net

The following is a summary of property and equipment:

	June 30, 2017	December 31, 2016

Equipment and computer hardware	$240,175	$277,292
Office furniture	258,033	198,735
Leasehold improvements	329,478	206,902
Equipment held under capital lease	13,160	13,160
	840,846	696,089
Less: accumulated depreciation	(340,265)	(285,401)
	$500,581	$410,688

Depreciation expense for the three and six months ended June 30, 2017 was $34,707 and $76,125, respectively. Depreciation expense for the three and six months ended June 30, 2016 was $32,691 and $66,288, respectively.

5.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	June 30, 2017	December 31, 2016

Beginning balance	$1,698,992	$1,117,480
Additions	592,060	1,243,506
Less: amortization expense	(438,093)	(661,994)
Ending balance	$1,852,959	$1,698,992

Amortization expense for the three and six months ended June 30, 2017 was $225,611 and $438,093, respectively. Amortization expense for the three and six months ended June 30, 2016 was $152,749 and $286,098, respectively.

As of June 30, 2017, amortization expense for the remaining estimated lives for each of the next five fiscal years and thereafter of these costs is as follows:

Remainder of 2017	$500,702
2018	803,512
2019	451,123
2020	97,622
2021	-
$1,852,959

6.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	June 30, 2017	December 31, 2016

Patent costs	$1,664,971	$1,577,122
Less: accumulated amortization	(1,186,454)	(1,115,392)
	$478,517	$461,730

Amortization expense for the three and six months ended June 30, 2017 was $18,465 and $71,062, respectively. Amortization expense for the three and six months ended June 30, 2016 was $49,431 and $98,119, respectively.

A schedule of amortization expense over the estimated remaining lives of the patents for the next five fiscal years and thereafter is as follows:

Remainder of 2017	$49,215
2018	89,361
2019	85,818
2020	85,818
2021	80,343
Thereafter	87,962
$478,517

Other Intangible Assets, net

The following is a summary of other intangible asset costs:

	June 30, 2017	December 31, 2016

Technology	$970,000	$970,000
Customer relationships	870,000	870,000
Less: accumulated amortization	(536,493)	(400,993)
	$1,303,507	$1,439,007

Amortization expense for the three and six months ended June 30, 2017 was $67,750 and $135,500, respectively. Amortization expense for the three and six months ended June 30, 2016 was $67,750 and $139,970, respectively.

A schedule of amortization expense over the estimated remaining lives of the other intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of 2017	$135,500
2018	271,000
2019	271,000
2020	187,536
2021	97,000
Thereafter	341,471
$1,303,507

7.	Accrued Expenses

The following is a summary of accrued expenses:

	June 30, 2017	December 31, 2016

Accrued cost of revenues	$182,967	$1,085,585
Accrued payroll and related expenses	1,477,174	879,300
Accrued professional fees	155,424	26,038
Other accrued expenses	119,670	190,021
	$1,935,235	$2,180,944

8.	Capital Leases

The Company leases office equipment under a capital lease that expires in 2018. The equipment has a cost of $13,160.

Minimum future lease payments under the capital leases at June 30, 2017 for each of the next five years and in the aggregate, are as follows:

Year Ending June 30,
2018	$3,576
2019	936
2020	-
2021	-
2022	-
Total minimum lease payments	4,512
Less amount representing interest	(227)
Present value of net minimum lease payments	$4,285

The effective interest rate charged on the capital lease is approximately 7.428% per annum. The lease provides for a $1 purchase option. Interest charged to operations for the three and six months ended June 30, 2017 was $94 and $204, respectively. Interest charged to operations for the three and six months ended June 30, 2016 was $155 and $325, respectively. Depreciation charged to operations for the three and six months ended June 30, 2017 was $658 and $1,315, respectively. Depreciation charged to operations for the three and six months ended June 30, 2016 was $658 and $1,315, respectively.

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

On February 7, 2017, the Company executed an Asset Purchase Agreement to sell the Wireless Application business for $400,000, of which $310,000 was received on the closing date and the remaining $90,000 will be paid upon the satisfaction of certain post-closing covenants. Of the $90,000 payable upon satisfaction of the post-closing covenants, $40,000 was earned and collected by the Company, with the remaining $50,000 not expected to be satisfied, for a total sale price of $350,000. The Company has reported the Wireless Application segment as Discontinued Operations in the Consolidated Statement of Operations and Consolidated Statements of Cash Flows with related assets and liabilities as of June 30, 2017 and 2016, included as Assets of business held for sale and Liabilities of business held for sale.

The following table presents the assets and liabilities of the Wireless Applications business, as Assets classified as held for sale and Liabilities classified as held for sale in the Consolidated Balance Sheets:

	June 30,	December 31,
	2017	2016

Accounts receivable, net	$(2,649)	$430,151
Other prepaid expenses	-	9,455
Property, plant and equipment, net	11,308	35,516
Capitalized software development costs, net	-	389,863
Other assets	5,731	5,731
Assets classified as held for sale	14,390	870,716
Accounts payable	98,029	298,757
Accrued expenses	108,286	248,783
Deferred revenue	59,696	59,696
Liabilities classified as held for sale	$266,011	$607,236

The following table presents the Discontinued Operations of the Wireless Applications business in the Consolidated Statement of Operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Wireless applications revenue	$2,950	$1,454,428	$53,298	$2,945,078

Costs and Expenses
Cost of revenue	23,817	739,681	230,839	1,430,170
Sales and marketing	8,917	52,001	32,605	104,974
General and administrative	26,485	89,348	143,106	157,635
Depreciation and amortization	5,460	10,573	7,101	20,428
Total costs and expenses	64,679	891,603	413,651	1,713,207

Other Income	(305,465)	-	44,535	-

Net income from discontinued operations	$(367,194)	$562,825	$(315,818)	$1,231,871

The following table presents the Wireless Applications business in the Consolidated Statement of Cash Flows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net cash (used in) provided by discontinued operating activities	$(159,438)	$838,884	$237,188	$1,931,244
Net cash (used in) discontinued investing activities	-	(90,220)	(37,409)	(230,599)
Net cash (used in) discontinued financing activities	-	(4,621)	-	(8,500)
Net increase in cash and cash equivalents	$(159,438)	$(744,043)	$199,779	$1,692,145

10.	Income Taxes

As of June 30, 2017, the Company has a net operating loss carryover of approximately $39,670,211 available to offset future income for income tax reporting purposes, which will expire in various years through 2036, if not previously utilized.

The Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. A limitation may apply to the use of the net operating loss and credit carryforwards, under provisions of the Internal Revenue Code that are applicable if we experience an “ownership change”. That may occur, for example, as a result of trading in our stock by significant investors as well as issuance of new equity. Should these limitations apply, the carryforwards would be subject to an annual limitation, resulting in a substantial reduction in the gross deferred tax.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three and six months ended June 30, 2017 and 2016, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We are not currently involved in any income tax examinations.

11.	Note Payable

Schedule of short-term debt are as followed:

	June 30, 2017	December 31, 2016
Notes Payable:
Principal outstanding	$4,044,164	$6,916,664
Accrued interest	485,434	469,060
Accrued termination fee	300,492	258,543
	4,830,090	7,644,267
Less: discount on note payable	(430,109)	(794,547)
	4,399,981	6,849,720
Less: current portion, net	(4,399,981)	(2,896,893)
Long-term portion, net	$-	$3,952,827

On October 3, 2014, the Company and its wholly owned subsidiaries, SITO Mobile Solutions, Inc. and SITO Mobile R&D IP, LLC, entered into a Revenue Sharing and Note Purchase Agreement (the “NPA”) with Fortress Credit Co LLC, as collateral agent (the “Collateral Agent”), and CF DB EZ LLC (the “Revenue Participant”) and Fortress Credit Co LLC (the “Note Purchaser” and together with the Revenue Participant, the “Investors”).

At the closing of the NPA, the Company issued and sold a senior secured note (the “Note”) with an aggregate original principal amount of $10,000,000 (the “Original Principal Amount”) and issued, pursuant to a Subscription Agreement, 261,954 new shares of common stock to Fortress at $3.817 per share (which represents the trailing 30-day average closing price) for an aggregate amount of $1,000,000. After deducting original issue discount of 10% on the Notes and a structuring fee to the Investors, the Company received $8,850,000 before paying legal and due diligence expenses.

The principal amount of the Note bears interest at a rate equal to LIBOR plus 9% per annum. Such interest is payable in cash except that 2% per annum of the interest shall be paid-in-kind, by increasing the principal amount of the Note by the amount of such interest. The term of the Note is 42 months and the Company must make, beginning in October 2015, monthly amortization payments on the Note, each in a principal amount equal to $333,334 until the Note is paid in full. The Company shall also apply 85% of Monetization Revenues (as defined in the NPA) from the Company’s patents to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the Note until all amounts due with respect to the Note have been paid in full. After the repayment of the Note, in addition to the interest, the Company shall pay the Revenue Participants up to 50% of Monetization Revenues totaling (i) $5,000,000, if paid in full prior to March 31, 2018 and (ii) $7,500,000 thereafter (the “Revenue Stream”). The Company must also pay $350,000 to the Note Purchaser upon repayment of the Note.

The NPA contains certain standard Events of Default. The Company granted to the Collateral Agent, for the benefit of the Secured Parties, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to the Patents, which shall be evidenced by, and reflected in, the Patent License Agreement. The Patent License Agreement provides that the Collateral Agent may only use such license following an Event of Default. Pursuant to a Security Agreement among the parties, the Company granted the Investors a first priority senior security interest in all of the Company’s assets. The Company and the Investors assigned a value of $500,000 to the revenue sharing terms of the NPA and in accordance with ASC 470-10-25 “Debt Recognition”, the Company recognized $500,000 as deferred revenue and a discount on the Note that is amortized over the 42-month term of the Note using the effective interest method. For the three and six months ended June 30, 2017, the Company recognized $29,312 and $59,927, respectively, in licensing revenue and interest expense from amortization of the deferred revenue. For the three and six months ended June 30, 2016, the Company recognized $32,708 and $74,890, respectively, in licensing revenue and interest expense from amortization of the deferred revenue.

On March 1, 2016, the Company entered into Amendment No.1 (the “Amendment”) to the NPA. Pursuant to the terms of the Amendment, principal payment on the Notes issued pursuant to the NPA was reduced from $333,333 to $175,000 for the period commencing on the last business day of February 2016 through the last business day of February 2017 and from $333,333 to $300,000 for the period commencing on the last business day of March 2017 to the last day of business on February 2018, with the final payment on the last business day on March 2018 increased to repay the remaining principal in full. In consideration for the Amendment, the Company agreed to pay a restructuring fee of $100,000 and issue 200,000 shares of its common stock with an aggregate value of $568,000 to the Purchasers.

Interest expense on the Note for the three and six months ended June 30, 2017 was $150,243 and $327,007, respectively. Amortization of the discounts for the three and six months ended June 30, 2017 totaled $178,256 and $364,440, respectively, which was charged to interest expense. Accrual of termination fees for the three and six months ended June 30, 2017 was $20,518 and $41,949, respectively, which was charged to interest expense.

Interest expense on the Note for the three and six months ended June 30, 2016 was $213,674 and $440,723, respectively. Amortization of the discounts for the three and six months ended June 30, 2016 totaled $198,910 and $369,986, respectively, which was charged to interest expense. Accrual of termination fees for the three and six months ended June 30, 2016 was $22,896 and $52,423, respectively, which was charged to interest expense.

On August 1, 2017, the Company used approximately $4,900,000 of the proceeds of an offering common stock and warrants to prepay in full all outstanding principal, accrued and unpaid interest due through the date of repayment and termination fees payable with respect to the Note. The Company has no further obligations with respect to the Note but will remain obligated to continue to make payments with respect to the Revenue Stream according to the terms of, and will remain subject to the covenants of, the NPA. See Note 17 – Subsequent Events.

12.	Stock Based Compensation

During the six months ended June 30, 2017, the Company recognized stock-based compensation expense totaling $595,978, through the vesting of 345,375 common stock options. Of the $595,978 in stock compensation expense, $356,643 is included in general and administrative expense, of which $437 is included in discontinued operations, and $239,335 is included in sales and marketing expense, of which $54 is included in discontinued operations. During the six months ended June 30, 2016, the Company recognized stock-based compensation expense totaling $559,433, through the vesting of 120,000 common stock options. Of the $559,433 in stock compensation expense, $410,071 is included in general and administrative expense, of which $1,732 is included in discontinued operations, and $149,362 is included in sales and marketing expense, of which $1,040 is included in discontinued operations.

13.	Related Party Transactions

On April 21, 2014, SITO Mobile R&D IP, LLC, the Company’s wholly-owned subsidiary, through a joint venture (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “JV License Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV granted the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“JV Patents”), including an exclusive license to assert the JV Patents against certain infringing parties in the media distribution industry.  In exchange for the License, the Licensee has agreed to pay the JV an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”), subject to a right of the Licensee to renew the License for an additional four years.  Under the arrangement, if the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License would be deemed to be perpetual. For JV Patent infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid and litigation costs incurred (“Share of Proceeds”).  SITO Mobile R&D IP, LLC and PMC have agreed serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee has agreed to be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting the Licensee in such litigation, including attorneys’ fees. The Licensee will pay the Annual Fee and any Share of Proceeds to the JV.  The Company is entitled to 30% of any proceeds received by the JV. In the event that the Licensee does not assert any infringement actions under its rights in the License prior to April 2019, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee.  On May 23, 2017, the parties renewed the JV License Agreement for an additional four years in exchange for an upfront payment to the JV of $4,500,000, of which the Company received $1,350,000. The Company’s share of the renewal fee was paid to the Note Purchaser in accordance with the terms of the NPA.  (See Note 11 – Note Payable.)  For the three and six months ended June 30, 2017, the Company amortized $49,356 and $141,569, respectively, in revenue under the JV License Agreement and as of June 30, 2017, the Company has $1,323,185 in deferred revenue under the JV License Agreement.

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, which are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.
•	Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
•	Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company did not identify any assets and liabilities that are required to be presented on the consolidated balance sheets at fair value. The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2017. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2017.

15.	Stockholders’ Equity

Common Stock

The holders of the Company’s common stock are entitled to one vote per share of common stock held.

During the six months ended June 30, 2017, the Company issued 34,517 shares of common stock of which 1,000 shares were issued for options exercised for which the Company received $2,500 in gross proceeds, and 33,517 shares were issued in cashless exercise of 70,000 common stock options.

During the six months ended June 30, 2016, the Company issued 200,000 shares of its common stock to Fortress Credit Co LLC at $2.84 per share for an aggregate amount $568,000, in consideration for the amendment of the Note Purchase Agreement.

Warrants

During the six months ended June 30, 2017 and 2016, no warrants were granted, exercised, or expired.

Options

During the six months ended June 30, 2017, the Company began expensing performance options that were granted to its employees.

The Company values options under the Binomial Option Model. The full value of option grants is charged to operations over the vesting period with option grants that vest immediately being fully charged on the date of grant.

A summary of outstanding stock warrants and common stock options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding – December 31, 2015	2,593,257	$4.80
Granted	844,000	3.60
Exercised	(256,860)	(4.20)
Cancelled	(1,268,010)	(5.40)
Outstanding – December 31, 2016	1,912,387	$3.90
Granted	485,000	3.10
Exercised	(34,517)	(2.60)
Cancelled	(996,795)	(3.80)
Outstanding – June 30, 2017	1,366,075	$3.70

Of the 1,366,075 common stock options outstanding, 342,375 options are fully vested and currently available for exercise. Of the common stock options outstanding, 25,000 options will be cancelled if not exercised during the three months ended September 30, 2017.

On July 28, 2017, the Company issued 1,200,000 shares of its common stock and warrants exercisable for up to approximately 300,000 shares of its common stock for gross proceeds of $6.0 million. The shares and warrants were sold in units, each consisting of one share of common stock and a warrant to purchase 0.25 of one share of common stock at an exercise price of $6.25 per share of common stock. The units were sold at an offering price of $5.00 per unit. In the offering, the Company also issued its financial advisor warrants to purchase up to an aggregate of 20,000 shares of common stock at an exercise price of $6.25 per share of common stock as partial compensation for its services in connection with the offering. See Note 17 – Subsequent Events.

16.	Commitments and Contingencies

Operating Leases

The Company leases office space in Jersey City, New Jersey; Meridian, Idaho; Chicago, Illinois; Dallas, Texas; New York, New York; Atlanta, Georgia; and Boston, Massachusetts. The Company’s Boise office space is subject to a 38-month lease that commenced on May 1, 2014. The Jersey City office lease, amended on November 6, 2014, expires on November 30, 2018 and the Company has the option to extend the term for an additional five years. In addition to paying rent, under the terms of the Jersey City office lease the Company is also required to pay its pro rata share of the property’s operating expenses. The other office locations are month-to-month commitments. Rent expense for the three and six months ended June 30, 2017 was $107,704 and $218,344, respectively. Rent expense for the three and six months ended June 30, 2016 was $106,352 and $212,215, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of June 30, 2017 for the next five  fiscal years and in the aggregate are:

Remainder of 2017	$183,704
2018	333,623
2019	322,152
2020	26,846
2021	-
$866,325

Legal

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of June 30, 2017, the Company is not aware of any asserted or un-asserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require recognition under guidance in ASC 450.

A purported securities class action lawsuit was filed on February 17, 2017 in the United States District Court of New Jersey against the Company and our former Chief Executive Officer and Director, and our former Chief Financial Officer and Chief Operating Officer. The complaint alleges violations of various securities laws. This action was brought on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 9, 2016 and January 2, 2017 and seeks unspecified money damages. The allegations in this complaint center on allegedly materially false and/or misleading statements, misrepresenting SITO’s media placement revenues. A motion for appointment of lead plaintiff is now pending. Discovery has not commenced. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows. As of June 30, 2017, the Company has recorded an accrual to defend this action which represent the amount incurred which is not covered by its insurance policy.

17.	Subsequent Events

Transfer of Revenue Sharing and Note Purchase Agreement

On July 11, 2017, TAR SITO LendCo LLC (“TAR LendCo”), an entity owned and controlled by Julian Singer, the son of Karen Singer (sole member of TAR Holdings LLC, who owns a significant amount of the Company’s common stock), acquired from Fortress Credit Opportunities V CLO Limited, CF EZ LLC, and CF DB EZ LLC all rights, title and interest as “Purchaser” and “Revenue Participant” under the NPA and related documents.

Purported Notice of Default under the NPA

On July 26, 2017, the Company received a purported notice (the “Notice”) of default and acceleration of obligations under the NPA. The purported Notice alleged, without merit, that the Company had undergone a Change of Control under the terms of the NPA and had breached its obligations to provide timely information with respect to the Company’s intellectual property to the holders of notes under the NPA, in addition to other alleged minor technical and curable defaults. In fact, no Change of Control within the meaning of the NPA has occurred and the Company is in the process of providing fulsome and timely disclosure to the holders of the Note in response to a request received four business days prior to the purported notice of default.

The Company believes that it has fully complied with all of the covenants under the NPA, and it believes each of the claims that an Event of Default has occurred are without merit and has provided notice of the same to the holder.

Offering of Common Stock and Warrants

On July 28, 2017, the Company issued 1,200,000 shares of its common stock and warrants exercisable for up to approximately 300,000 shares of its common stock for gross proceeds of $6.0 million. The shares and warrants were sold in units, each consisting of one share of common stock and a warrant to purchase 0.25 of one share of common stock at an exercise price of $6.25 per share of common stock. The units were sold at an offering price of $5.00 per unit. In the offering, the Company also issued its financial advisor warrants to purchase up to an aggregate of 20,000 shares of common stock at an exercise price of $6.25 per share of common stock as partial compensation for its services in connection with the offering.

Repayment of Note under NPA

On August 1, 2017, the Company used approximately $4,900,000 of the proceeds of an offering common stock and warrants to prepay in full all outstanding principal, accrued and unpaid interest due through the date of repayment and termination fees payable with respect to the Note. The Company has no further obligations with respect to the Note but will remain obligated to continue to make payments with respect to the Revenue Stream according to the terms of the NPA.

Employment Agreements

On July 24, 2017, the Company entered into employment agreements (the “Employment Agreements’”) with each of Mr. Thomas J. Pallack, the Company’s Chief Executive Officer, Mr. Mark Del Priore, the Company’s Chief Financial Officer and Mr. William Seagrave, the Company’s Chief Operating Officer, (each, an “Executive”) setting forth the terms and conditions of each such Executive’s compensation including potential severance and change in control benefits with each such Executive.

Mr. Pallack’s compensation as Chief Executive Officer will consist of (i) an annual base salary of $350,000, (ii) eligibility for an annual cash bonus, (iii) a grant of stock options to purchase 400,000 shares of the Company’s common stock, which will vest ratably over four years, (iv) a grant 1,028,050 restricted stock units (“RSUs”), which will vest with respect to (A) 20% of such shares in the event the average closing price of the Company’s common stock is at least $7.00 per share for 65 consecutive trading days, (B) an additional 30% of such shares in the event the average closing price of the Company’s common stock is at least $10.00 per share for 65 consecutive trading days and (C) the remaining 50% of such shares in the event the average closing price of the Company’s common stock is at least $15.00 per share for 65 consecutive trading days.

Mr. Del Priore’s compensation as Chief Financial Officer will consist of (i) an annual base salary of $225,000, (ii) eligibility for an annual cash bonus, (iii) a grant of options to purchase 100,000 shares of the Company’s common stock, which will vest ratably over four years, and (iv) a grant of 225,468 RSUs, which will vest with respect to (A) 20% of such shares in the event the average closing price of the Company’s common stock is at least $7.00 per share for 65 consecutive trading days, (B) an additional 30% of such shares in the event the average closing price of the Company’s common stock is at least $10.00 per share for 65 consecutive trading days and (C) the remaining 50% of such shares in the event the average closing price of the Company’s common stock is at least $15.00 per share for 65 consecutive trading days.

Mr. Seagrave’s compensation as Chief Operating Officer will consist of (i) an annual base salary of $300,000, (ii) eligibility for an annual cash bonus, (iii) a grant of options to purchase 100,000 shares of the Company’s common stock, which will vest ratably over four years, and (iv) a grant of 225,468 RSUs, which will vest with respect to (A) 20% of such shares in the event the average closing price of the Company’s common stock is at least $7.00 per share for 65 consecutive trading days, (B) an additional 30% of such shares in the event the average closing price of the Company’s common stock is at least $10.00 per share for 65 consecutive trading days and (C) the remaining 50% of such shares in the event the average closing price of the Company’s common stock is at least $15.00 per share for 65 consecutive trading days.

Options and RSU awards to the Executives may be settled in either shares of common stock or cash, at the election of the Company.

2017 Bonus Metrics. For the fiscal year ended December 31, 2017, each Executive’s annual cash bonus will be determined according to two metrics -- the Company’s revenues during the six months ended December 31, 2017 and the number Data Deals (as defined in each Employment Agreement) executed during the year. If the Company’s revenue for the six months ended December 31, 2017 is at least $20.0 million and the Company executes not less than two Data Deals, each Executive will be entitled to a bonus equal to 50% of his base salary. If the Company’s revenue for the six months ended December 31, 2017 is at least $22.5 million and the Company executes not less than three Data Deals, each Executive will be entitled to a bonus equal to 100% of his base salary. If the Company revenue for the six months ended December 31, 2017 is at least $25.0 million and the Company executes not less than four Data Deals, each Executive will be entitled to a bonus equal to 200% of his base salary.

Severance Benefits. Each of the Employment Agreements provides that if the respective Executive’s employment is terminated by the Company without cause (as defined in the Employment Agreement) or by the Executive for good reason (as defined in the Employment Agreement), then he will have the right to receive:

●	twelve months of base salary following that termination;

●	a cash bonus equal to 100% of the Executive’s base salary, which amount will be paid in the year following the termination at the time annual bonuses are paid to the Company’s senior executives;

●	accelerated vesting of 100% of the Executive’s initial stock option award set forth above;

●	accelerated vesting of the Executive’s initial RSU award, prorated based on the number of years served prior to termination; and

●	a waiver of the applicable premium otherwise payable for COBRA continuation coverage for him (and, to the extent covered immediately prior to the date of such cessation, his eligible dependents) for a period equal to twelve months.

Change of Control Benefits. Each of the Employment Agreements provides that if the respective Executive’s employment is terminated by the Company without cause or upon resignation by the Executive for good reason, in each case, during the twelve month period following a change in control (as defined in the Employment Agreement) of the Company, all of his unvested restricted stock, stock options and other equity incentives awarded him by the Company will become immediately and automatically fully vested and exercisable (as applicable).

Each Employment Agreement also provides for customary non-competition, non-solicitation and employee no-hire covenants that apply during employment and the twelve month period thereafter and a perpetual confidentiality covenant.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

SITO Mobile is transforming the manner in which brands connect with consumers in the real world by providing a mobile engagement platform that drives awareness, loyalty, and ultimately sales. In an increasingly mobile-first culture, SITO Mobile delivers proven location-based advertising solutions to Fortune 500 brands and agencies. Through innovation, the company uses proprietary data to build cutting edge, in-house technology, arming clients with the best resources for successful campaigns. Using in-store targeting, proximity targeting, geo-conquesting and attribution data; our platform creates audience profiles to develop measurable hyper-targeted campaigns for brands. The Company’s real-time location-based marketing technology gives us the unique advantage of understanding and shaping the future of retail and consumer behavior. Our capabilities include:

●	Real-time Verified Walk-In (“VWI”): Our VWI platform provides closed-loop attribution and reporting, identifying consumers who have interacted with an ad on their mobile device and then walked into a physical location – all in real-time.
●	Device-Level Targeting:
●	Behavioral Targeting – target consumers based on previous locations visited, demographics, CRM data, purchase history and interests
●	Retargeting – continue to engage a consumer with multiple touchpoints based on previous ad impression
●	Cross-Device Audience Targeting – unify and amplify your audience by reaching consumers on their desktops and mobile devices
●	Location-Based Targeting:
●	In-Store Targeting – reach consumers at the point of purchase
●	Proximity Targeting – drive consumers in-store from any distance
●	Geo-conquesting – target consumers at a competitor’s location
●	SITO LABS: Location, Audience and Behavior Sciences (LABS) enables companies to measure how their audience changes in real-time. Customized SITO LABS reports provide a transparent, in-depth analysis of your audience, breaking down location, purchase and demographic data against multiple control groups for selected targeted audiences.
●	Transparent Reporting In Real-time: Real-time reporting & data, custom attribution windows, daily lift in foot traffic, custom reports and real-time optimization tools provide a transparent, in-depth analysis of your audience. VWI Lift Report monitors an audience to show incremental lift and walk-ins directly as a result from exposure to an ad in real-time.

Our portfolio of intellectual property represents our years of innovation in the wireless industry through patented technology that we developed, as well as patented technology we purchased from Microsoft and others. We are dedicated to the monetization of our patents.

On February 7, 2017, the Company together with its wholly-owned subsidiary, SITO Mobile Solutions, Inc., entered into an asset purchase agreement pursuant to which the Company sold certain assets related to its legacy wireless applications business which completed the Company’s exit from its legacy non-core business. There are exit and transfer activities that are expected to be completed during 2017.

The assets and liabilities of our legal wireless applications are classified as held for sale on the consolidated balance sheet as of June 30, 2017 and December 31, 2016, and the operating results of the wireless applications business are reflected as discontinued operations in the consolidated statements of earnings for the three and six months ended June 30, 2017 and 2016.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2017 and 2016.

The following table sets forth, for the periods indicated, certain data derived from our Statement of Operations (in millions):

	Three Months Ended June 30
	2017	2016	$ Change	% Change
Sales	$10.8	$8.4	2.4	28%
Cost of revenue	5.6	3.8	1.9	49%
Gross profit	5.2	4.7	0.5	11%
Sales and marketing	3.7	2.7	1.0	39%
General and administrative (other than certain non-recurring professional fees)	2.3	1.2	1.1	NM
Certain non-recurring professional fees	1.8	0.0	1.8	NM
Other expense	0.1	0.1	(0.0)	(19)%
Operating (loss)/income	(2.8)	0.6	(3.4)	NM
Interest expense	0.4	0.4	(0.1)	(21)%
(Loss)/income from continuing operations before income taxes	(3.1)	0.2	(3.3)	NM
Provision for income taxes	0.0	0.0	0.0	0%
(Loss)/income from continuing operations before income taxes	$(3.1)	$0.2	(3.3)	NM

NM: Not meaningful

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Statement of Operations (in millions):

	Three Months Ended June 30,
	2017	2016
Sales	$100%	$100%
Cost of revenue	52%	45%
Gross profit	48%	55%
Sales and marketing	35%	32%
General and administrative (other than certain non-recurring professional fees)	21%	14%
Certain non-recurring professional fees	17%	0%
Other expense	1%	2%
Operating loss	(26)%	7%
Interest expense	3%	5%
Loss from continuing operations before income taxes	(29)%	2%
Provision for income taxes	0%	0%
Loss from continuing operations before income taxes	$(29)%	$2%

Earnings

The Company reported a net loss from continuing operations for the three months ended June 30, 2017 of approximately $3.1 million compared to net income from continuing operations for the three months ended June 30, 2016 of $0.2 million. The increase in net loss is due primarily to the $0.5 million increase in gross profit from continuing operations, offset by $1.0 million increase in sales and marketing expense from continuing operations, $1.8 million increase in non-recurring general and administrative costs from continuing operations, and an increase of $1.1 million in general and administrative costs from continuing operations.

The Company reported a net loss from continuing operations on a fully diluted basis of $0.15 per share for the three months ended June 30, 2017 based on our weighted average shares outstanding of 20,693,809 as compared to a net income from continuing operations of $0.01 per share for the three months ended June 30, 2016, based on weighted average shares outstanding of 17,355,478. The increase in the number of weighted average shares based on our shares outstanding primarily reflects the issuance of shares of common stock, of which 3.1 million shares were issued in a secondary underwritten public offering, 300,000 on the exercise of stock options, and 200,000 shares issued to Fortress.

During 2016 we sold our SMS business. All of the results of the SMS business are reported in discontinued operations and the operating results for 2017 and 2016 exclude the SMS business. The excluded revenue for the SMS business was $100,000 for the three months ended June 30, 2017 and $1.5 million for the same period in 2016.

Revenue

During the three months ended June 30, 2017, revenue increased by $2.4 million, or 28% to $10.8 million as compared to $8.4 million for the three months ended June 30, 2016 primarily due to an increase in the number of campaigns and average campaign size as we continue to expand our direct sales force and increase our customer base, resulting in an $0.5M increase in gross profit.

During the three months ended June 30, 2017, no customers accounted for more than 10% of the Company’s revenue. During the three months ended June 30, 2016, one customer accounted for 18% of the Company’s revenue from multiple advertising contracts with multiple media placement customers.

Expenses

Our cost of revenue, which represents the costs associated with media placement revenues, increased by $1.9 million or 49% to $5.6 million for the three months ended June 30, 2017, compared to $3.8M for the three months ended June 30, 2016. Cost of revenue increased faster than the 28% growth in revenue due to the entry into a material media placement contract that contained some lower margin revenue, a slight increase in vendor costs, and continued depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our media placement business, which is included in cost of revenue. Our technology investment that drives our revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the three-month periods ended June 30, 2017 and June 30, 2016, amortization of software development costs increased 48% from $153,000 to $226,000 due to the increased investment in developing our platform.

Sales and marketing expense, increased $1.0 million or 39% to $3.7 million for the three months ended June 30, 2017. This increase is due primarily to the expansion of the direct sales force and customer management personnel, which trends in line with the increase in media placement revenue. Furthermore, additional spend on marketing was made during this period as part of our business strategy. Sales and marketing expense increased as a percentage of revenue from 32% to 35% for the three months ended June 30, 2017 and June 30, 2016, respectively. The increase in the direct sales force and customer management personnel was made to increase sales force capacity as we continue to grow. Historically, there has been a lag time between the time we add direct sales personnel and when we can leverage their productivity through increased sales.

General and administrative expenses excluding certain non-recurring professional fees increased approximately $1.1 million to $2.3 million for the three months ended June 30, 2017 compared to $1.2 million for the three months ended June 30, 2016. The primary increase in G&A was due to the increases in executive compensation in conjunction with the expansion of non-executive general and administrative headcount hires.

Non-recurring professional fees, which are classified in general and administrative expenses and are broken out in the table below, amounted to approximately $1.8 million for the three months ended June 30, 2017 with no prior period comparison for the prior year. Once concluded, we expect these professional fees will not continue as an ongoing expense. There are four major categories of these non-recurring professional fees as follows:

Rounded to nearest 000’s	Three Months Ended June 30, 2017

Contested solicitations pending or threatened against the Company (a)	$1,697,000
Investigations of former executives (b)	93,000
Class action lawsuits (c)	33,000
Section 382 Rights Plan (d)	3,000
$1,826,000

(a) These fees represent professional fees and other costs, including, proxy solicitation, public relations and other fees incurred in responding to activists shareholder campaigns against the Company.

(b) These fees represent the legal fees and cost of the forensic accounting to determine the amounts of company funds used by our former officers for personal use during 2015 and 2016. The inquiry is complete and no significant further costs are expected.

(c) These fees primarily represents the insurance deductible, known as the retention, against our D&O insurance coverage to cover our out of pocket costs. Costs in excess of the retention are expected to be covered by our D&O Insurance. The retention is not expected to materially increase unless the settlement or judgement is beyond the coverage limits of our D&O insurance.

(d) These fees represent the cost of analysis, valuation, preparation and filing of the section 382 shareholder rights plan. This project is complete and the fee is not expected to increase.

Results of Operations for the Six Months Ended June 30, 2017 and 2016.

The following table sets forth, for the periods indicated, certain data derived from our Statement of Operations (in millions):

	Six Months Ended June 30
	2017	2016	$ Change	% Change
Sales	$17.4	$13.4	4.0	30%
Cost of revenue	9.0	6.2	2.8	45%
Gross profit	8.4	7.2	1.2	17%
Sales and marketing	7.2	4.8	2.4	50%
General and administrative (other than certain non-recurring professional fees)	3.7	2.9	0.8	28%
Certain non-recurring professional fees	2.7	0.0	2.7	NM
Other expense	0.3	0.3	(0.0)	(7)%
Operating loss	(5.5)	(0.8)	(4.7)	NM
Interest expense	0.7	0.9	(0.1)	(16)%
Loss from continuing operations before income taxes	(6.2)	(1.7)	(4.6)	NM
Provision for income taxes	0.0	0.0	0.0	0%
Loss from continuing operations before income taxes	$(6.2)	$(1.7)	(4.6)	NM

NM: Not meaningful

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Statement of Operations (in millions):

	Six Months Ended June 30,
	2017	2016
Sales	$162%	$159%
Cost of revenue	84%	74%
Gross profit	78%	86%
Sales and marketing	67%	57%
General and administrative (other than certain non-recurring professional fees)	34%	34%
Certain non-recurring professional fees	25%	0%
Other expense	3%	4%
Operating loss	(51)%	(9)%
Interest expense	7%	11%
Loss from continuing operations before income taxes	(58)%	(20)%
Provision for income taxes	0%	0%
Loss from continuing operations before income taxes	$(58)%	$(20)%

Earnings

The Company reported a loss from continuing operations for the six months ended June 30, 2017 of approximately $6.2 million, compared to a net loss from continuing operations for the six months ended June 30, 2016 of $1.7 million. The increase in net loss is due primarily to the $1.2 million increase in gross profit from continuing operations, offset by $2.4 million increase in sales and marketing expense from continuing operations, $2.7 million increase in non-recurring general and administrative costs from continuing operations, and an increase of $0.8 million in general and administrative costs from continuing operations.

The Company reported a net loss from continuing operations on a fully diluted basis of $0.3 per share for the six months ended June 30, 2017 based on our weighted average shares outstanding of 20,687,463, as compared to a net income from continuing operations of $0.1 per share for the six months ended June 30, 2016, based on weighted average shares outstanding of 17,288,445. The increase in the number of weighted average shares based on our shares outstanding primarily reflects the issuance of shares of common stock, of which 3.1 million shares were issued in a secondary underwritten public offering, 300,000 on the exercise of stock options, and 200,000 shares issued to Fortress.

During 2016 we sold our SMS business. All of the results of the SMS business are reported in discontinued operations and the operating results for 2017 and 2016 exclude the SMS business. The excluded revenue for the SMS business was $100,000 for the six months ended June 30, 2017 and $2.9 million for the same period in 2016.

Revenue

During the six months ended June 30, 2017, revenue increased by $4.0 million, or 30% to $17.4 million as compared to $13.4 million for the six months ended June 30, 2016 primarily due to an increase in the number of campaigns and average campaign size as we continue to expand our direct sales force and increase our customer base, resulting in an $1.2 million increase in gross profit.

During the six months ended June 30, 2017, no customer accounted for more than 10% of the Company’s revenue. During the six months ended June 30, 2016, two customers accounted for 29% of the Company’s revenue from multiple advertising contracts with multiple media placement customers.

Expenses

Our cost of revenue, which represents the costs associated with media placement revenues, increased by $2.8 million or 45% to $9.0 million for the six months ended June 30, 2017 compared to $6.2 million for the six months ended June 30, 2016. Cost of revenue increased faster than the 30% growth in revenue due to the entry into a material media placement contract that contained some lower margin revenue, a slight increase in vendor costs, and continued depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our media placement business, which is included in cost of revenue. Our technology investment that drives our revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the six-month periods ended June 30, 2017 and June 30, 2016, amortization of software development costs increased 53% from $286,000 to $438,000 due to the increased investment in developing our platform.

Sales and marketing expense, increased $2.4 million or 50% to $7.2 million for the six months ended June 30, 2017. This increase is due primarily to the expansion of the direct sales force and customer management personnel which trends in line with the increase in media placement revenue. Furthermore, additional spend on marketing was made during this period as part of our business strategy. Sales and marketing expense increased as a percentage of revenue from 57% to 67% for the six months ended June 30, 2017 and June 30, 2016 respectively. The increase in the direct sales force and customer management personnel was made to increase sales force capacity as we continue to grow. Historically, there has been lag time between the time we add direct sales personnel and when we can leverage their productivity through increased sales.

General and administrative expenses excluding non-recurring professional fees increased approximately $0.8 million to $3.7 million for the six months ended June 30, 2017 compared to $2.9 million for the six months ended june 30, 2016. The primary increase in G&A was due to the increases in executive compensation in conjunction with the expansion of non-executive general and administrative headcount hires.

Non-recurring professional fees, which are classified in general and administrative expenses and are broken out in the table below, amounted to approximately $2.7M for the six months ended June 30, 2017 with no prior period comparison for the prior year and once concluded are not expected to continue as an ongoing expense. There are four major categories of these non-recurring professional fees as follows:

Rounded to nearest 000’s	Six Months Ended June 30, 2017

Contested solicitations pending or threatened against the Company (a)	$1,747,000
Investigations of former executives (b)	608,000
Class action lawsuits (c)	234,000
Section 382 Rights Plan (d)	135,000
$2,724,000

(a) These fees represent professional fees and other costs, including, proxy solicitation, public relations and other fees incurred in responding to activists shareholder campaigns against the Company.

(b) These fees represent the legal fees and cost of the forensic accounting to determine the amounts of company funds used by our former officers for personal use during 2015 and 2016. The inquiry is complete and no significant further costs are expected.

(c) These fees primarily represents the insurance deductible, known as the retention, against our D&O insurance coverage to cover our out of pocket costs. Costs in excess of the retention are expected to be covered by our D&O Insurance. The retention is not expected to materially increase unless the settlement or judgement is beyond the coverage limits of our D&O insurance.

(d) These fees represent the cost of analysis, valuation, preparation and filing of the section 382 shareholder rights plan. This project is complete and the fee is not expected to increase.

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

As discussed in Note 17 – Subsequent Events, the Company raised $6 million in a common stock and warrant offering and used approximately $4.9 million of the proceeds to prepay in full all outstanding principal, accrued and unpaid interest due through the date of repayment and termination fees payable with respect to the Note.

The following table sets forth, for the periods indicated, selected data reflected in our Balance Sheet (in millions):

	June 30,	December 31,
	2017	2016
Cash	$3.2	$8.7
Other assets	22.0	20.5
Assets held-for-sale	0.0	0.9
Total assets	25.2	30.1

Liabilities	13.9	12.5
Liabilities held-for-sale	0.3	0.6
Total Liabilities	$14.1	$13.1

At June 30, 2017, we had $3.2 million in cash, cash equivalents, and marketable securities compared to $8.7 million of cash, cash equivalents, and marketable securities at December 31, 2016. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months.

At June 30, 2017, we had total assets of $25.2 million of which only a de minimus amount was classified as held for sale. We had total liabilities of $14.1 million, of which $300,000 was classified as held for sale. At December 31, 2016, we had total assets of $30.1 million, of which $0.9 million was classified as assets held for sale. We had total liabilities of $13.1 million, of which $0.6 million was classified as held for sale. The $4.9 million or 16% decrease in assets consisted of a $5.6 million decrease in cash due to use of proceeds for operations and increased loan payment fees.

A summary of our cash provided by and used in operating, investing, and financing activities is as follows for the three months ended June 30, 2017(in millions):

	Three Months Ended June 30,
	2017	2016
Net cash (used in) provided by operating activities - continuing operations	$(1.2)	$0.1
Net cash (used in) provided by operating activities - discontinued operations	(0.2)	0.8
Net cash (used in) provided by operating activities	(1.4)	0.9

Net cash (used in) investing activities - continuing operations	(0.3)	(0.3)
Net cash (used in) investing activities - discontinued operations	0.0	(0.1)
Net cash (used in) investing activities	(0.3)	(0.4)

Net cash (used in) financing activities - continuing operations	(2.0)	(0.5)
Net cash (used in) provided by financing activities - discontinued operations	0.0	(0.0)
Net cash (used in) provided by financing activities	(2.0)	(0.5)

Net (decrease) increase in cash and cash equivalents	(3.8)	(0.0)
Cash and cash equivalents - beginning of period	7.0	1.7
Cash and cash equivalents - ending of period	$3.2	$1.7

Three months ended June 30, 2017 compared to June 30, 2016

Net cash used by operating activities

Net cash used in operating activities for the three months ended June 30, 2017 was $1.4 million, compared to $0.9 million provided for the same period in 2016. The decrease of approximately $2.3 million in net operating cash flows was due to approximately $1.3 million change in cash used in continuing operations significantly caused by certain non-recurring professional fees, and a decrease of approximately $1.0 million in cash used in discontinued operations.

Net cash used by investing activities

Net cash used by investing activities remained consistent at $300,000 for the three months ended June 30, 2017, compared to $400,000 in the same period for 2016.

Net cash provided by financing activities

Net cash used in financing activities was $2.0 million for the three months ended June 30, 2017 compared to $500,000 for the same period in 2016 due to the $1.5 million cash used in payments for increased principal payments in 2017.

A summary of our cash provided by and used in operating, investing, and financing activities is as follows for the six months ended June 30, 2017 (in millions):

	Six Months Ended June 30
	2017	2016
Net cash (used in) provided by operating activities - continuing operations	$(2.1)	$(0.5)
Net cash provided by operating activities - discontinued operations	0.2	1.9
Net cash (used in) provided by operating activities	(1.8)	1.4

Net cash (used in) investing activities - continuing operations	(0.8)	(0.6)
Net cash (used in) investing activities - discontinued operations	(0.0)	(0.2)
Net cash (used in) investing activities	(0.9)	(0.9)

Net cash (used in) provided by financing activities - continuing operations	(2.9)	(1.5)
Net cash (used in) provided by financing activities - discontinued operations	0.0	(0.0)
Net cash (used in) provided by financing activities	(2.9)	(1.5)

Net (decrease) increase in cash and cash equivalents	(5.6)	(0.9)
Cash and cash equivalents - beginning of period	8.7	2.6
Cash and cash equivalents - ending of period	$3.2	$1.7

Six months ended June 30, 2017 compared to June 30, 2016

Net cash used by operating activities

Net cash used in operating activities for the six months ended June 30, 2017 was $1.8 million, compared to $1.4 million provided for the same period in 2016. The decrease of approximately $3.2 million in net operating cash flows was due to approximately $1.5 million change in cash used in continuing operations significantly caused by certain non-recurring professional fees, and a $1.7 million decrease in cash provided from discontinued operations.

Net cash used by investing activities

Net cash used by investing activities remained consistent at $0.9 million for the six months ended June 30, 2017 and 2016.

Net cash provided by financing activities

Net cash used in financing activities was $2.9 million for the six months ended June 30, 2017 compared to $1.5 million for the same period in 2016 due to the $1.4 million cash used in payments for the increased principal payments in 2017.

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

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K for the fiscal year ended December 31, 2016, Part II – Item 9A, Controls and Procedures, describes a significant deficiency in the areas of executive expenses and executive payroll. To address the significant deficiencies described therein, the Company has designed and implemented new and enhanced controls to ensure the sufficient remediation of the identified significant deficiency. In addition, the Company has engaged an independent global business advisory firm, to help formalize our internal controls and prepare for Sarbanes-Oxley Section 404 Compliance.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective, cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

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

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to the NPA

We may be unable to comply with the liquidity covenant in the NPA.

Pursuant to the NPA, among other things, we sold to the Revenue Participant the right to receive a portion of certain revenues received from the monetization of certain of our patents, in an aggregate amount of up to $5.0 million (if paid in full prior to March 31, 2018) or $7.5 million (if paid in full prior to March 31, 2018), subject to the terms of the NPA. Under the NPA, we are required to comply with certain informational and financial covenants. Any failure to comply with these covenants may constitute an event of default under the NPA, which may result in the purchasers declaring all outstanding amounts due under the Revenue Stream to be immediately due and payable. Such an event may have a material adverse effect on our Company.

The NPA restricts our ability to monetize our patents.

Under the NPA, we may not dispose of any of our patents without the written consent of the Majority Purchasers (as defined in such agreement). As a result, we may be unable to take advantage of opportunities to monetize our patents that we consider potentially profitable. This restriction may have a material adverse effect on our business.

All rights under the NPA have been assigned to affiliates of one of our shareholders, whose interests may not be aligned with other shareholders of the Company.

On July 11, 2017, TAR SITO LendCo, an entity owned and controlled by Julian Singer, the son of Karen Singer (sole member of TAR Holdings LLC, who owns a significant amount of the Company’s common stock), acquired from Fortress Credit Opportunities V CLO Limited, CF EZ LLC, and CF DB EZ LLC all rights, title and interest as “Purchaser” and “Revenue Participant” under the NPA and related documents. Ms. Singer has announced that she believes that certain “Events of Default” may have occurred and are continuing under the NPA and related documents and has reserved all rights to take any actions under the law, the NPA and related documents to protect Ms. Singer’s and TAR LendCo’s interests, including accelerating obligations under the NPA and related documents and foreclosing upon collateral subject to such agreements. Further, TAR Holdings LLC has announced its view that the Board of Directors should promptly and diligently pursue a sale of the Company and its business or assets.

Although the Company believes that it is in compliance with all covenants and its other obligations under the NPA, the Company's Board of Directors is nonetheless concerned about the substantial amount of the Company's and management's time, effort and expense that would be required to defend the claims and threats made by Ms. Singer and her affiliates, even if such claims are without merit. In addition, the Board of Directors of the Company believes that a sale of the Company or its business or assets is not in the best interests of the Company’s shareholders at this time. The Company intends to vigilantly defend the interests of all of the Company’s shareholders.

The obligations in the NPA will continue to apply following the repayment of the Note.

The Company will remain subject to the NPA until the Revenue Stream is satisfied. As such, the Company will remain subject to the covenants of the NPA, including the minimum liquidity covenant, and will remain obligated to pay the Revenue Participants under such agreement certain revenues received from the monetization of certain of our patents, in an aggregate amount of up to $5.0 million (if paid in full prior to March 31, 2018) or $7.5 million (if paid in full thereafter). In addition, TAR LendCo, or any successor in interest to TAR LendCo’s rights under the Revenue Sharing and Note Purchase Agreement and related documents could continue to exercise remedies thereunder in connection with the occurrence of an Event of Default.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No disclosure required.

Item 3 - Defaults Upon Senior Securities

No disclosure required. Please see the Company’s Form 8-K filed with the Securities and Exchange Commission on July 26, 2017.

Item 4 - Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

Item 6 - Exhibits

Index to Exhibits

Exhibit No.	Description
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
3.2	Amended and Restated Bylaws of SITO Mobile, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
4.1	Section 382 Tax Benefits Preservation Plan, dated as of April 3, 2017, by and between SITO Mobile, Ltd. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
10.2	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and Mark Del Priore (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
10.3	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and William A. Seagrave (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
10.4	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and Thomas J. Pallack (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
10.5	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
10.6	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITO Mobile Ltd.

Date: August 14, 2017	By:	/s/ Tom Pallack
Tom Pallack Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Mark Del Priore
Mark Del Priore Chief Financial Officer
(Principal Financial and Accounting Officer)

