Form 10-Q
period 2017-09-30
SITO MOBILE, LTD.
filed 2017-11-14
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number:  001-37535

SITO MOBILE, LTD.

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

The number of shares outstanding of each of the issuer’s classes of common equity as of November 14, 2017: 22,027,597 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$2,585,453	$8,744,545
Accounts receivable, net	12,975,448	8,842,256
Other prepaid expenses	1,410,624	229,039
Assets from discontinued operations, net	14,861	870,716

Total current assets	16,986,386	18,686,556

Property and equipment, net	468,308	410,688

Other assets
Capitalized software development costs, net	1,666,814	1,698,992
Intangible assets:
Patents	746,075	461,730
Patent applications cost	-	854,088
Other intangible assets, net	1,235,757	1,439,007
Goodwill	6,444,225	6,444,225
Other assets including security deposits	92,420	150,038

Total other assets	10,185,291	11,048,080

Total assets	$27,639,985	$30,145,324

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,261,331	$3,184,237
Accrued expenses	3,282,101	2,180,944
Deferred revenue, current portion	1,840,039	245,407
Current obligations under capital lease	3,642	3,446
Note payable, net - current portion	-	2,896,893
Liabilities from discontinued operations, net	170,225	607,236

Total current liabilities	11,557,338	9,118,163

Long-term liabilities
Obligations under capital lease	-	2,756
Deferred revenue, noncurrent portion	900,616	-
Note payable, net	-	3,952,827

Total long-term liabilities	900,616	3,955,583

Total liabilities	12,457,954	13,073,746

Commitments and contingencies - See notes 16

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 21,950,460 shares issued and outstanding as of September 30, 2017 and $.001 par value; 100,000,000 shares authorized, 20,681,047 shares issued and outstanding as of December 31, 2016	21,949	20,680
Additional paid-in capital	165,149,086	157,829,709
Accumulated deficit	(149,989,004)	(140,778,811)

Total stockholders' equity	15,182,031	17,071,578

Total liabilities and stockholders' equity	$27,639,985	$30,145,324

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue
Media placement	$10,916,126	$8,424,099	$28,163,712	$21,583,479
Licensing and royalties	155,795	127,196	357,291	388,561
Total revenue	11,071,921	8,551,295	28,521,003	21,972,040

Costs and Expenses
Cost of revenue	5,342,189	3,759,675	14,364,112	9,973,728
Sales and marketing	3,395,943	2,870,828	10,607,985	7,685,561
General and administrative	3,732,184	1,356,537	10,150,616	4,236,541
Depreciation and amortization	713,903	153,696	996,590	458,072

Total costs and expenses	13,184,219	8,140,736	36,119,303	22,353,902

(Loss) income from operations	(2,112,298)	410,559	(7,598,300)	(381,862)

Other Income (Expense)
Interest expense	(555,288)	(436,782)	(1,299,049)	(1,321,673)

Net (loss) before income taxes	(2,667,586)	(26,223)	(8,897,349)	(1,703,535)

Provision for income taxes	-	-	-	-

Net (loss) from continuing operations	(2,667,586)	(26,223)	(8,897,349)	(1,703,535)

Discontinued Operations
Income (loss) from operations of discontinued component	2,788	527,723	(312,844)	1,759,594

Net income (loss) from discontinued operations	2,788	527,723	(312,844)	1,759,594

Net (loss) income	$(2,664,798)	$501,500	$(9,210,193)	$56,059

Basic net income (loss) per share
Continuing operations	(0.12)	(0.00)	(0.42)	(0.10)
Discontinued operations	0.00	0.03	(0.01)	0.10
Basic net loss per share	$(0.12)	$0.03	$(0.43)	$0.00

Basic weighted average shares outstanding	21,597,130	17,433,011	20,994,017	17,714,960

Diluted earnings (loss) per share
Continuing operations	-	(0.00)	-	(0.09)
Discontinued operations	-	0.03	-	0.09
Diluted net earnings (loss) per share	$-	$0.03	$-	$0.00

Diluted weighted average shares outstanding	-	19,573,308	-	19,762,037

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2015	17,157,520	$17,156	$144,538,247	$(139,374,825)	$5,180,578

Shares issued on exercise of stock options	256,860	257	1,068,816	-	1,069,073
Compensation recognized on option grants	-	-	1,337,912	-	1,337,912
Issuance of stock for restructuring of debt	200,000	200	567,800	-	568,000
Issuance of common stock	3,066,667	3,067	10,316,934	-	10,320,001
Net (loss) for the year ended December 31, 2016	-	-	-	(1,403,986)	(1,403,986)

Balance - December 31, 2016 (Audited)	20,681,047	20,680	157,829,709	(140,778,811)	17,071,578

Shares issued on exercise of stock options	1,269,413	1,269	6,001,231	-	6,002,500
Compensation recognized on option grants	-	-	1,318,146	-	1,318,146
Net (loss) for the period ended September 30, 2017	-	-	-	(9,210,193)	(9,210,193)

Balance - September 30, 2017 (Unaudited)	21,950,460	$21,949	$165,149,086	$(149,989,004)	$15,182,031

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Cash Flows from Operating Activities
Net (loss) income	$(2,664,798)	$501,500	$(9,210,193)	$56,059
Less: income (loss) from discontinued operations, net of tax	2,788	527,723	(312,844)	1,759,594
(Loss) income from continuing operations	(2,667,586)	(26,223)	(8,897,349)	(1,703,535)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	37,391	33,201	113,516	99,489
Amortization expense - software development costs	228,782	177,449	666,876	463,547
Amortization expense - patents	608,761	52,744	679,823	150,863
Amortization expense - discount of debt	430,108	200,281	794,548	570,267
Amortization expense - deferred costs	20,395	9,497	37,676	31,093
Amortization expense - intangible assets	67,750	67,750	203,250	207,720
Provision for bad debt	115,203	(10,673)	282,072	336,204
Loss on disposition of assets	-	-	6,024	-
Stock based compensation	722,169	374,534	1,317,656	931,197
Write off of capitalized software development costs	-	-	-	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(3,110,264)	(644,260)	(4,415,265)	(3,903,047)
(Increase) in prepaid expenses	(870,442)	(204,929)	(1,181,585)	(160,481)
Decrease (increase) in other assets	-	-	19,942	(9,965)
Increase (decrease) in accounts payable	152,247	(2,255,303)	3,077,091	(459,639)
Increase in accrued expenses	1,346,862	68,124	1,101,153	611,514
Increase (decrease) in deferred revenue	1,346,744	(127,195)	2,495,248	(96,129)
(Decrease) in other liabilities	(7,500)	-	-	-
(Decrease) increase in accrued interest	(785,926)	60,567	(727,604)	190,502
Net cash used in operating activities - continuing operations	(2,365,306)	(2,224,436)	(4,426,928)	(2,740,400)
Net cash (used in) provided by operating activities - discontinued operations	(93,474)	239,441	143,900	2,170,685

Net cash used in operating activities	(2,458,780)	(1,984,995)	(4,283,028)	(569,715)

Cash Flows from Investing Activities
Patents and patent applications costs	(39,533)	(42,803)	(110,079)	(133,877)
Purchase of property and equipment	(5,119)	(11,050)	(204,157)	(23,197)
Proceeds from sale of property and equipment	-	-	27,000	-
Capitalized software development costs	(42,636)	(230,485)	(634,696)	(769,096)
Net cash (used in) investing activities - continuing operations	(87,288)	(284,338)	(921,932)	(926,170)
Net cash (used in) investing activities - discontinued operations	-	(74,361)	(37,409)	(304,960)

Net cash (used in) investing activities	$(87,288)	$(358,699)	$(959,341)	$(1,231,130)

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$6,000,000	$12,203,605	$6,002,500	$12,203,605
Stock issuance costs	-	(1,180,000)	-	(1,180,000)
Restructuring of debt	-	-	-	(100,000)
Principal reduction on obligation under capital lease	(869)	(807)	(2,559)	(888)
Principal reduction on repayment of debt	(4,044,164)	(525,000)	(6,916,664)	(1,891,668)
Net cash provided by (used in) financing activities - continuing operations	1,954,967	10,497,798	(916,723)	9,031,049
Net cash (used in) financing activities - discontinued operations	-	-	-	(8,500)

Net cash provided by (used in) financing activities	1,954,967	10,497,798	(916,723)	9,022,549

Net (decrease) increase in cash and cash equivalents	(591,101)	8,154,104	(6,159,092)	7,221,704

Cash and cash equivalents - beginning of period	3,176,554	1,682,784	8,744,545	2,615,184

Cash and cash equivalents - ending of period	$2,585,453	$9,836,888	$2,585,453	$9,836,888

Supplemental Information:

Interest expense paid	$532,772	$232,238	$843,662	$529,895
Income taxes paid	$-	$16,900	$14,806	$34,629

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

Non-cash investing and financing activities:

For the nine months ended September 30, 2017, the Company granted an aggregate of warrants to purchase an aggregate of 320,000 shares of its common stock, none of which have been exercised or expired.

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Unaudited Financial Statements

1.	Organization, History and Business

SITO Mobile, Ltd. (“the Company”) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc. On May 12, 2008, the Company’s name was changed to Single Touch Systems, Inc. and on September 26, 2014, the Company’s name was changed to SITO Mobile, Ltd.

Reverse Stock Split

On July 29, 2015, the Company filed an amendment to its Restated Certificate of Incorporation to effect a 1-for-10 reverse split of its issued and outstanding common stock. The reverse split became effective on July 30, 2015. Unless otherwise noted, all references herein to the number of common shares, price per common share or weighted average number of common shares outstanding have been adjusted to reflect this reverse stock split on a retroactive basis.

Amendments to Articles of Incorporation or Bylaws

On March 1, 2016, the Company amended its Certificate of Incorporation to reduce the number of authorized shares of common stock from 300,000,000 to 100,000,000 shares.

On June 1, 2017, the Company amended and restated its Bylaws pursuant to a written consent of the Company’s stockholders in accordance with Section 228 of the General Corporation Law of the State of Delaware.

On August 22, 2017, the Company amended and restated its Bylaws pursuant to a written consent of the Company’s stockholders in accordance with Section 228 of the General Corporation Law of the State of Delaware.

On October 25, 2017, the Company amended the Company’s Bylaws pursuant to a written consent of the Company’s stockholders in accordance with Section 228 of the General Corporation Law of the State of Delaware.

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2017.

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

Depreciation is computed on the straight-line and accelerated methods for financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Software development	2-3 years
Equipment and computer hardware	5 years
Office furniture	5-7 years
Leasehold Improvements	5 years

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

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the three and nine months ended September 30, 2017 or for the three and nine months ended September 30, 2016. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense.

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

In general, licensing and royalty revenue arrangements provide for the payment of contractually determined fees in consideration for the patented technologies owned by or controlled by the Company’s operating subsidiary. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. Pursuant to the terms of these agreements, the Company’s operating subsidiary may have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s operating subsidiary’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of licenses, covenants-not-to-sue, releases, and other significant deliverables upon the execution of the agreement, or upon the receipt off the minimum upfront payment for term agreement renewals. As such, when the Company has no further obligation under the agreement, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all the other revenue recognition criteria have been met, otherwise the Company recognizes revenue on a straight-line basis over the life of the agreement based on the contractually determined fees. The licensing and royalty revenue arrangement was extended in the second quarter of 2017.

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

Excluding discontinued operations, of the Company’s revenue earned during the nine months ended September 30, 2017, no individual customer accounted for more than 10% of total revenue. During the nine months ended September 30, 2016, approximately 20% was generated from contracts with advertising agencies.

The Company’s accounts receivable is typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. Excluding assets from discontinued operations as of September 30, 2017, one customer accounted for 13% of the Company’s net accounts receivable balance, and as of December 31, 2016, one customer accounted for 28% of the Company’s net accounts receivable balance.

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

Recent Accounting Pronouncements

In May 2014, the FASB released ASC 606 - Revenue from Contracts with Customers which was updated in August 2015; Update 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The Company will apply the accounting guidance within ASC 606 for our next annual reporting period beginning after December 15, 2017, including interim reporting periods within that reporting period. Upon initial evaluation, we believe the key changes in the standard that impact our revenue recognition relate to the allocation of contract revenue amongst various services and products, and the timing in which those revenues are recognized. We are still in the process of assessing the accounting update impact to potentially change the timing and presentation of certain revenues

While we continue to evaluate the impact of the new standard and available adoption methods, we believe the standard will require us to implement new revenue accounting processes, which will create more robust changes over our internal controls over revenue recognition. We are continuing to evaluate the new guidance to determine any other impacts on our consolidated financial statements.

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	September 30, 2017	December 31, 2016

Accounts receivable	$13,221,723	$9,302,208
Less allowance for bad debts	(246,275)	(459,952)
Accounts receivable, net	$12,975,448	$8,842,256

4.	Property and Equipment, net

The following is a summary of property and equipment:

	September 30, 2017	December 31, 2016

Equipment and computer hardware	$245,294	$277,292
Office furniture	258,033	198,735
Leasehold improvements	329,478	206,902
Equipment held under capital lease	13,160	13,160
	845,965	696,089
Less: accumulated depreciation	(377,657)	(285,401)
	$468,308	$410,688

Depreciation expense for the three and nine months ended September 30, 2017 was $37,391 and $113,516, respectively. Depreciation expense for the three and nine months ended September 30, 2016 was $33,201 and $99,489, respectively.

5.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	September 30, 2017	December 31, 2016

Beginning balance	$1,698,992	$1,117,480
Additions	634,701	1,243,506
Less: amortization expense	(666,879)	(661,994)
Ending balance	$1,666,814	$1,698,992

Amortization expense for the three and nine months ended September 30, 2017 was $228,782 and $666,876, respectively. Amortization expense for the three and nine months ended September 30, 2016 was $177,449 and $463,547, respectively.

As of September 30, 2017, amortization expense for the remaining estimated lives for each of the next five fiscal years and thereafter of these costs is as follows:

Remainder of 2017	$250,754
2018	817,724
2019	465,336
2020	133,000
2021	-
$1,666,814

6.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	September 30, 2017	December 31, 2016

Patent costs	$2,541,290	$1,577,122
Less: accumulated amortization	(1,795,215)	(1,115,392)
	$746,075	$461,730

During the three months ended September 30, 2017, the useful lives of the Company’s patents were changed due to a change in accounting estimate. The change in accounting estimate gave rise to a one-time amortization expense of approximately $591,000.

Amortization expense for the three and nine months ended September 30, 2017 was $608,761 and $679,823, respectively. Amortization expense for the three and nine months ended September 30, 2016 was $52,744 and $150,863, respectively.

A schedule of amortization expense over the estimated remaining lives of the patents for the next five fiscal years and thereafter is as follows:

Remainder of 2017	$30,481
2018	121,856
2019	121,845
2020	121,833
2021	121,821
Thereafter	228,239
$746,075

Other Intangible Assets, net

The following is a summary of other intangible asset costs:

	September 30, 2017	December 31, 2016

Technology	$970,000	$970,000
Customer relationships	870,000	870,000
Less: accumulated amortization	(604,243)	(400,993)
	$1,235,757	$1,439,007

Amortization expense for the three and nine months ended September 30, 2017 was $67,750 and $203,250, respectively. Amortization expense for the three and nine months ended September 30, 2016 was $67,750 and $207,720, respectively.

A schedule of amortization expense over the estimated remaining lives of the other intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of 2017	$67,750
2018	271,000
2019	271,000
2020	187,536
2021	97,000
Thereafter	341,471
$1,235,757

7.	Accrued Expenses

The following is a summary of accrued expenses:

	September 30, 2017	December 31, 2016

Accrued cost of revenues	$962,364	$1,085,585
Accrued payroll and related expenses	1,821,926	879,300
Accrued professional fees	391,410	26,038
Other accrued expenses	106,401	190,021
	$3,282,101	$2,180,944

8.	Capital Leases

The Company leases office equipment under a capital lease that expires in 2018. The equipment has a cost of $13,160.

Minimum future lease payments under the capital leases at September 30, 2017 for each of the next five years and in the aggregate, are as follows:

Year Ending September 30,
2018	$3,790
2019	-
2020	-
2021	-
2022	-
Total minimum lease payments	3,790
Less amount representing interest	(148)
Present value of net minimum lease payments	$3,642

The effective interest rate charged on the capital lease is approximately 7.428% per annum. The lease provides for a $1 purchase option. Interest charged to operations for the three and nine months ended September 30, 2017 was $78 and $282, respectively. Interest charged to operations for the three and nine months ended September 30, 2016 was $140 and $465, respectively. Depreciation charged to operations for the three and nine months ended September 30, 2017 was $658 and $1,973, respectively. Depreciation charged to operations for the three and nine months ended September 30, 2016 was $658 and $1,973, respectively.

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

On February 7, 2017, the Company executed an Asset Purchase Agreement to sell the Wireless Application business for $400,000, of which $310,000 was received on the closing date and the remaining $90,000 will be paid upon the satisfaction of certain post-closing covenants. Of the $90,000 payable upon satisfaction of the post-closing covenants, $40,000 was earned and collected by the Company, with the remaining $50,000 not expected to be satisfied, for a total sale price of $350,000. The Company has reported the Wireless Application segment as Discontinued Operations in the Consolidated Statement of Operations and Consolidated Statements of Cash Flows with related assets and liabilities as of September 30, 2017 and 2016, included as Assets of business held for sale and Liabilities of business held for sale.

The following table presents the assets and liabilities of the Wireless Applications business, as Assets classified as held for sale and Liabilities classified as held for sale in the Consolidated Balance Sheets:

	September 30,	December 31,
	2017	2016

Accounts receivable, net	$-	$430,151
Other prepaid expenses	-	9,455
Property, plant and equipment, net	9,130	35,516
Capitalized software development costs, net	-	389,863
Other assets	5,731	5,731
Assets classified as held for sale	14,861	870,716
Accounts payable	98,029	298,757
Accrued expenses	12,500	248,783
Deferred revenue	59,696	59,696
Liabilities classified as held for sale	$170,225	$607,236

The following table presents the Discontinued Operations of the Wireless Applications business in the Consolidated Statement of Operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Wireless applications revenue	$-	$1,790,135	$53,298	$4,735,213

Costs and Expenses
Cost of revenue	4,793	999,415	235,632	2,429,585
Sales and marketing	410	38,390	32,981	143,364
General and administrative	1,831	214,034	144,785	371,669
Depreciation and amortization	2,178	10,573	9,279	31,001
Total costs and expenses	9,212	1,262,412	422,677	2,975,619

Other Income	12,000	-	56,535	-

Net income (loss) from discontinued operations	$2,788	$527,723	$(312,844)	$1,759,594

The following table presents the Wireless Applications business in the Consolidated Statement of Cash Flows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net cash (used in) provided by discontinued operating activities	$(93,474)	$239,441	$143,900	$2,170,685
Net cash (used in) discontinued investing activities	-	(74,361)	(37,409)	(304,960)
Net cash (used in) discontinued financing activities	-	-	-	(8,500)
Net (decrease) increase in cash and cash equivalents	$(93,474)	$165,080	$106,491	$1,857,225

10.	Income Taxes

As of September 30, 2017, the Company has a net operating loss carryover of approximately $39,670,211 available to offset future income for income tax reporting purposes, which will expire in various years through 2036, if not previously utilized.

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

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three and nine months ended September 30, 2017 and 2016, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We are not currently involved in any income tax examinations.

11.	Note Payable

Schedule of short-term debt are as followed:

	September 30, 2017	December 31, 2016
Notes Payable:
Principal outstanding	$-	$6,916,664
Accrued interest	-	469,060
Accrued termination fee	-	258,543
	-	7,644,267
Less: discount on note payable	-	(794,547)
	-	6,849,720
Less: current portion, net	-	(2,896,893)
Long-term portion, net	$-	$3,952,827

On October 3, 2014, the Company and its wholly owned subsidiaries, SITO Mobile Solutions, Inc. and SITO Mobile R&D IP, LLC, entered into a Revenue Sharing and Note Purchase Agreement (the “NPA”) with Fortress Credit Co LLC, as collateral agent (the “Collateral Agent,” or “Fortress”), and CF DB EZ LLC (the “Revenue Participant”) and Fortress (the “Note Purchaser” and together with the Revenue Participant, the “Investors”).

At the closing of the NPA, the Company issued and sold a senior secured note (the “Note”) with an aggregate original principal amount of $10,000,000 (the “Original Principal Amount”) and issued, pursuant to a Subscription Agreement, 261,954 new shares of common stock to Fortress for an aggregate purchase price of $1,000,000 or $3.817 per share (which represents the trailing 30-day average closing price). After deducting original issue discount of 10% on the Notes and a structuring fee to the Investors, the Company received proceeds of $8,850,000, prior to the payment of related legal and due diligence expenses.

On July 11, 2017, TAR SITO LendCo LLC (“TAR LendCo”), an entity owned and controlled by Julian Singer, the son of Karen Singer, acquired from Fortress Credit Opportunities V CLO Limited, CF EZ LLC, and CF DB EZ LLC all rights, title and interest as “Purchaser” and “Revenue Participant” under the NPA and related documents.

On August 1, 2017, the Company used approximately $4,900,000 of the proceeds of an offering common stock and warrants to prepay in full all outstanding principal, accrued and unpaid interest due through the date of repayment and termination fees payable with respect to the Note. The Company has no further obligations with respect to the Note but remains obligated to continue to make payment with respect to the Revenue Stream upon the terms, and subject to the conditions, of the NPA.

Prior to the repayment of the Note in full on August 1, 2017, the principal amount of the Note bore interest at a rate equal to LIBOR plus 9% per annum. Such interest was payable in cash, except that 2% per annum of such interest was to be paid-in-kind, by increasing the principal amount of the Note by the amount of such interest. The term of the Note was 42 months and the Company was required to make, beginning in October 2015, monthly amortization payments on the Note, each in a principal amount equal to $333,334 until the Note was paid in full. The Company was also required to apply 85% of Monetization Revenues (as defined in the NPA) from certain of the Company’s patents unrelated to its core business activities (the “Patents”) to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the Note until all amounts due with respect to the Note were paid in full. After the repayment of the principal amount of the Note and all accrued interest thereunder, which occurred on August 1, 2017, the Company is obligated to pay the Revenue Participants (a) 50% of Monetization Revenues until such time as the Revenue Participants have received $2,500,000 in the aggregate with respect to the Revenue Stream, (b) 30% of the Monetization Revenues thereafter, until such time that the Revenue Participants have received $5,000,000 in the aggregate with respect to the Revenue Stream, and (c) 10% of the Monetization Revenues thereafter, until the Revenue Stream has been fully satisfied. In addition, upon any acceleration of the Notes and Revenue Stream, the Company is obligated to pay the Revenue Participants 100% of the Monetization Revenues until the Revenue Stream has been fully satisfied. The Company was also required to pay $350,000 to the Note Purchaser upon repayment of the Note, which payment was also made on August 1, 2017.

The NPA contains certain standard Events of Default. The Company granted to the Collateral Agent, for the benefit of the Secured Parties, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to the Patents, which is evidenced by, and reflected in, a Patent License Agreement between the Company, its subsidiary Single Touch Interactive, Inc., and Fortress. The Patent License Agreement provides that the Collateral Agent may only use such license following an Event of Default. Pursuant to a Security Agreement among the parties, the Company granted the Collateral Agent a first priority senior security interest in all of the Company’s assets. The Company and the Collateral Agent assigned a value of $500,000 to the revenue sharing terms of the NPA and in accordance with ASC 470-10-25 “Debt Recognition”, the Company recognized $500,000 as deferred revenue and a discount on the Note that is amortized over the 42-month term of the Note using the effective interest method. For the three and nine months ended September 30, 2017, the Company recognized $70,726 and $130,653, respectively, in licensing revenue and interest expense from amortization of the deferred revenue. For the three and nine months ended September 30, 2016, the Company recognized $32,934 and $107,823, respectively, in licensing revenue and interest expense from amortization of the deferred revenue.

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

Interest expense on the Note for the three and nine months ended September 30, 2017 was $47,280 and $374,287, respectively. Amortization of the discounts for the three and nine months ended September 30, 2017 totaled $430,108 and $794,548, respectively, which was charged to interest expense. Accrual of termination fees for the three and nine months ended September 30, 2017 was $49,508 and $91,457, respectively, which was charged to interest expense.

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

During the nine months ended September 30, 2017, the Company recognized stock-based compensation expense totaling $1,318,146, through the vesting of 631,080 common stock options. Of the $1,318,146 in stock compensation expense, $843,708 is included in general and administrative expense, of which $437 is included in discontinued operations, and $474,438 is included in sales and marketing expense, of which $54 is included in discontinued operations. During the nine months ended September 30, 2016, the Company recognized stock-based compensation expense totaling $935,123, through the vesting of 700,138 common stock options. Of the $935,123 in stock compensation expense, $715,033 is included in general and administrative expense, of which $2,598 is included in discontinued operations, and $220,090 is included in sales and marketing expense, of which $1,328 is included in discontinued operations.

13.	Related Party Transactions

On April 21, 2014, SITO Mobile R&D IP, LLC, the Company’s wholly-owned subsidiary, through a joint venture (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “JV License Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV granted the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“JV Patents”), including an exclusive license to assert the JV Patents against certain infringing parties in the media distribution industry.  In exchange for the License, the Licensee has agreed to pay the JV an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”), subject to a right of the Licensee to renew the License for an additional four years.  Under the arrangement, if the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License would be deemed to be perpetual. For JV Patent infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid and litigation costs incurred (“Share of Proceeds”).  SITO Mobile R&D IP, LLC and PMC have agreed serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee has agreed to be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting the Licensee in such litigation, including attorneys’ fees. The Licensee will pay the Annual Fee and any Share of Proceeds to the JV.  The Company is entitled to 30% of any proceeds received by the JV. In the event that the Licensee does not assert any infringement actions under its rights in the License prior to April 2019, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee.  On May 23, 2017, the parties renewed the JV License Agreement for an additional four years in exchange for an upfront payment to the JV of $4,500,000, of which the Company received $1,350,000. The Company’s share of the renewal fee was paid to the Note Purchaser in accordance with the terms of the NPA.  (See Note 11 – Note Payable.)  For the three and nine months ended September 30, 2017, the Company amortized $85,068 and $226,637, respectively, in revenue under the JV License Agreement and as of September 30, 2017, the Company has $1,238,117 in deferred revenue under the JV License Agreement.

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, which are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

●	Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

●	Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company did not identify any assets and liabilities that are required to be presented on the consolidated balance sheets at fair value. The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2017. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2017.

15.	Stockholders’ Equity

Common Stock

The holders of the Company’s common stock are entitled to one vote per share of common stock held by them.

During the nine months ended September 30, 2017, the Company issued 1,269,413 shares of common stock of which 1,201,000 shares were issued upon the exercise of stock options for which the Company received $6,002,500 in gross proceeds, and 68,413 shares were issued upon the cashless exercise of 404,644 stock options.

During the nine months ended September 30, 2016, the Company issued 3,430,250 shares of its common stock of which 200,000 shares were issued to Fortress for an aggregate amount of $568,000, or $2.84 per share in consideration of the amendment to the NPA, 163,583 shares were issued upon the exercise of stock options for which the Company received $703,604 in gross proceeds, and the Company received $10,320,001 of proceeds, net of legal and accounting services in connection with the issuance of 3,066,667 shares of common stock pursuant to the Company’s registered common stock offering in August 2017.

Warrants

The Company granted an aggregate of warrants to purchase an aggregate of 320,000 shares of its common stock during the nine months ended September 30, 2017, none of which have been exercised or expired.

During the nine months ended September 30, 2016, no warrants were granted, exercised, or expired.

Options

During the nine months ended September 30, 2017, the Company began expensing performance options that were granted to its employees.

The Company values options under the Binomial Option Model. The full value of option grants is charged to operations over the vesting period with option grants that vest immediately being fully charged on the date of grant.

A summary of outstanding stock warrants and common stock options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding – December 31, 2015	2,593,257	$4.80
Granted	844,000	3.60
Exercised	(256,860)	(4.20)
Cancelled	(1,268,010)	(5.40)
Outstanding – December 31, 2016	1,912,387	$3.90
Granted	1,728,333	5.10
Exercised	(69,413)	(3.10)
Cancelled	(1,254,527)	(4.00)
Outstanding – September 30, 2017	2,316,780	$4.80

Of the 2,316,780 common stock options outstanding, 631,080 options are fully vested and may currently be exercised. Of the common stock options outstanding, 20,000 options will be cancelled if not exercised during the three months ended December 31, 2017.

On July 28, 2017, the Company issued 1,200,000 shares of its common stock and warrants exercisable to purchase up to 300,000 shares of its common stock in a registered offering (the “Offering”), resulting in gross proceeds to the Company of approximately $6.0 million. The shares and warrants were sold in units, each unit consisting of one share of common stock and a warrant to purchase 0.25 of one share of common stock at an exercise price of $6.25 per share. The units issued in the Offering were sold at an offering price of $5.00 per unit. In the Offering, the Company also issued the financial advisor for the Offering warrants to purchase up to an aggregate of 20,000 shares of common stock at an exercise price of $6.25 per share as partial compensation for its services in connection with the Offering.

16.	Commitments and Contingencies

Operating Leases

The Company leases office space in Jersey City, New Jersey; Meridian, Idaho; Chicago, Illinois; Dallas, Texas; New York, New York; Atlanta, Georgia; and Boston, Massachusetts. The Company’s Boise office space is subject to a 38-month lease that commenced on May 1, 2014. The Jersey City office lease, amended on November 6, 2014, expires on November 30, 2018 and the Company has the option to extend the term for an additional five years. In addition to paying rent, under the terms of the Jersey City office lease the Company is also required to pay its pro rata share of the property’s operating expenses. The other office locations are month-to-month commitments. Rent expense for the three and nine months ended September 30, 2017 was $125,061 and $343,405, respectively. Rent expense for the three and nine months ended September 30, 2016 was $80,307 and $292,522, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of September 30, 2017 for the next five fiscal years and in the aggregate are:

Remainder of 2017	$183,704
2018	333,623
2019	322,152
2020	26,846
2021	-
$866,325

Legal

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of September 30, 2017, the Company is not aware of any asserted or un-asserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require recognition under guidance in ASC 450.

A purported securities class action lawsuit was filed on February 17, 2017 in the United States District Court of New Jersey against the Company and our former Chief Executive Officer and Director, and our former Chief Financial Officer and Chief Operating Officer. The complaint alleges violations of various securities laws. This action was brought on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 9, 2016 and January 2, 2017 and seeks unspecified money damages. The allegations in this complaint center on allegedly materially false and/or misleading statements, misrepresenting SITO’s media placement revenues. A motion for appointment of lead plaintiff is now pending. Discovery has not commenced. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows. As of September 30, 2017, the Company has recorded an accrual to defend this action which represent the amount incurred which is not covered by its insurance policy.

17.	Subsequent Events

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On October 20, 2017, the Company’s Board of Directors approved an amendment to the Company’s By-Laws (the “By-Law Amendment”) that allows the Board to permit stockholders to participate in meetings of the Company’s stockholders by means of remote communication in accordance with the Delaware General Corporation Law. Specifically, the By-Law Amendment, which is set forth in a new paragraph under Article II - Meetings of Stockholders, Section 15 - Place of Meetings, of the Company’s By-Laws, provides that the Company’s Board of Directors may, in its sole discretion, determine that future stockholder meetings will not be held at any place, but may instead be held solely by means of remote communication in accordance with Section 211(a)(2) of the Delaware General Corporation Law, and that if authorized by the Board in its sole discretion, and subject to such guidelines and procedures as the Board may adopt, stockholders and proxy holders not physically present at a future meeting of stockholders may, by means of remote communication (a) participate in a meeting of stockholders; and (b) be deemed present in person and vote at a meeting of stockholders whether such meeting is to be held at a designated place or solely by means of remote communication, provided that (i) the Company implements reasonable measures to verify that each person deemed present and permitted to vote at the meeting by means of remote communication is a stockholder or proxy holder; (ii) the Company implements reasonable measures to provide such stockholders and proxy holders a reasonable opportunity to participate in the meeting and to vote on matters submitted to the stockholders, including an opportunity to read or hear the proceedings of the meeting substantially concurrently with those proceedings; and (iii) if any stockholder or proxy holder votes or takes other action at the meeting by means of remote communication, a record of that vote or other action must be maintained by the Company.

Claim filed by TAR SITO Lendco LLC

On November 3, 2017, a complaint was filed against the Company in the Supreme Court of the State of New York (the “Complaint”) by TAR SITO Lendco LLC (“TAR”), and entity that is owned and controlled by Julian Singer, the son of Karen Singer, formerly a substantial beneficial owner of the Company’s common stock, and her husband, Gary A. Singer. TAR is the “Revenue Participant” and “Collateral Agent” under the Revenue Sharing and Note Purchase Agreement as discussed above in Note 11 – Notes Payable. The Complaint alleges that the Company has breached its obligations to undertake best efforts to diligently pursue the monetization of the Patents and to provide timely information with respect to the Company’s intellectual property to the Revenue Participant, in addition to other alleged minor technical and curable defaults. However, the Company’s obligation to pay any amounts to TAR under the Agreement is entirely dependent on the generation by the Company of revenues from the monetization of the Patents, and the Company has not generated substantial revenues from these Patents to date. Notwithstanding the Complaint, the Company believes that it has diligently undertaken its best efforts to monetize the Patents (which efforts have been described in detail to TAR in writing), and that it has fully complied with all of the covenants under the Agreement and is not otherwise in default under the Agreement. The Company believes that the allegations by TAR in the Complaint are without merit, and it intends to vigorously defend against this lawsuit.

Exercise of Options

In October 2017, 77,137 shares were issued due to the exercise of various stock options.

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

Overview

SITO Mobile, or the “Company,” is seeking to transform the manner in which brands connect with consumers in the real world by providing a mobile engagement platform that drives awareness, loyalty, and ultimately sales. In an increasingly mobile-first culture, the Company delivers proven location-based advertising solutions to Fortune 500 and other brands and agencies. The Company uses proprietary data to build innovative, in-house technology, arming clients with additional, important resources for successful campaigns. Using in-store targeting, proximity targeting, geo-conquesting and attribution data, our platform creates audience profiles to develop measurable, targeted campaigns for brands. The Company believes that its real-time location-based marketing technology enables it to better understand and shape the future of retail and consumer behavior. Our capabilities include:

●	Real-time Verified Walk-In (“VWI”): Our VWI platform provides closed-loop attribution and reporting, identifying consumers who have interacted with an ad on their mobile device and then walked into a physical location – all in real-time.

●	Device-Level Targeting:

●	Behavioral Targeting – target consumers based on previous locations visited, demographics, CRM data, purchase history and interests

●	Retargeting – continue to engage a consumer with multiple touchpoints based on previous ad impression

●	Cross-Device Audience Targeting – unify and amplify your audience by reaching consumers on their desktops and mobile devices

●	Location-Based Targeting:

●	In-Store Targeting – reach consumers at the point of purchase

●	Proximity Targeting – drive consumers in-store from any distance

●	Geo-conquesting – target consumers at a competitor’s location

●	SITO LABS: Location, Audience and Behavior Sciences (LABS) enables companies to measure how their audience changes in real-time. Customized SITO LABS reports provide a transparent, in-depth analysis of a client’s audience, breaking down location, purchase and demographic data against multiple control groups for selected targeted audiences.

●	Transparent Reporting In Real-time: Real-time reporting & data, custom attribution windows, daily lift in foot traffic, custom reports and real-time optimization tools provide a transparent, in-depth analysis of a client’s audience. VWI Lift Report monitors an audience to show incremental lift and walk-ins directly as a result from exposure to an ad in real-time.

Our portfolio of intellectual property represents years of innovation in the wireless industry through patented technology that we developed, as well as patented technology we purchased from Microsoft and others. We are dedicated to the monetization of our patents.

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

The assets and liabilities of our legal wireless applications are classified as held for sale on the consolidated balance sheet as of September 30, 2017 and December 31, 2016, and the operating results of the wireless applications business are reflected as discontinued operations in the consolidated statements of earnings for the three and nine months ended September 30, 2017 and 2016.

Departure of Directors and Appointment of New Directors

On September 5, 2017, Mr. Matthew Stecker and Mr. Thomas Thekkethala informed the Company of their intent to resign from the Board of Directors of the Company (the “Board”), effective September 6, 2017. Each of Mr. Stecker’s and Mr. Thekkethala’s decision to resign did not involve any disagreement between such directors and the Company, the Company’s management, or the Board.

On September 7, 2017, per the recommendation of its Nominating and Corporate Governance Committee, the Board elected Ms. Karen Seminara Patton and Mr. Steve Bornstein to serve as directors of the Company, effective immediately. Each of Ms. Seminara and Mr. Bornstein will serve as a director until the next election of directors at the Company’s upcoming 2017 special meeting of shareholders, or until such director’s earlier death, resignation or removal. Each of Ms. Seminara and Mr. Brent Rosenthal will serve as co-chairperson of the Board’s Audit Committee. Mr. Bornstein will serve as a member of the Board’s Compensation Committee. Each of Ms. Seminara and Mr. Bornstein has been nominated for re-election by the Company’s stockholders at the upcoming special meeting of stockholders, scheduled to be held on November 30, 2017.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2017 and 2016.

The following table sets forth, for the periods indicated, certain data derived from our Statement of Operations ($ in millions):

	Three Months Ended September 30
	2017	2016	$ Change	% Change
Sales	$11.1	$8.6	2.5	29%
Cost of revenue	5.3	3.8	1.6	42%
Gross profit	5.8	4.8	0.9	20%
Sales and marketing	3.4	2.9	0.5	18%
General and administrative (other than certain non-recurring expenses)	3.0	1.4	1.6	114%
Certain non-recurring expenses	0.7	0.0	0.7	100%
Other expense	0.7	0.2	0.5	NM %
Operating (loss)/income	(2.0)	0.4	(2.4)	(614)%
Interest expense	0.6	0.4	0.2	27%
(Loss)/income from continuing operations before income taxes	(2.6)	(0.0)	(2.6)	NM

NM: Not meaningful

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Statement of Operations:

	Three Months Ended September 30,
	2017	2016
Sales	$100%	$100%
Cost of revenue	48%	44%
Gross profit	52%	56%
Sales and marketing	31%	34%
General and administrative (other than certain non-recurring expenses)	27%	16%
Certain non-recurring expenses	7%	0%
Other expense	6%	2%

Earnings

The Company reported a net loss from continuing operations for the three months ended September 30, 2017 of approximately $2.7 million compared to a net loss from continuing operations for the three months ended September 30, 2016 of approximately $0.1 million, representing an increase in net loss of $2.6 million. The increase in net loss is due primarily to the $0.9 million increase in gross profit from continuing operations, offset by an increase of $1.6 million in general and administrative costs from continuing operations, $0.7 million increase in non-recurring general and administrative costs from continuing operations, $0.6 million increase in amortization expense, and $0.5 million increase in sales and marketing expense from continuing operations.

The Company reported a net loss from continuing operations on a fully diluted basis of $0.12 per share for the three months ended September 30, 2017 based on 21,597,130 weighted average shares outstanding, as compared to net income from continuing operations of $0.00 per share for the three months ended September 30, 2016, based on 17,433,011 weighted average shares outstanding. The increase in the number of weighted average shares based on our shares outstanding primarily reflects the issuance of shares of common stock, of which 4.3 million shares were issued in a direct registered public offering, 326,273 shares were issued upon the exercise of stock options, and 200,000 shares were issued to Fortress in connection with Amendment No. 1 to the Note Purchase Agreement, as described in Note 11 to our Notes to Condensed Consolidated Unaudited Financial Statements.

During 2016 we sold our SMS business. All of the results of the SMS business are reported in discontinued operations and the operating results for 2017 and 2016 exclude the SMS business. The excluded revenue for the SMS business was $0 for the three months ended September 30, 2017 and $1.8 million for the corresponding period in 2016.

Revenue

During the three months ended September 30, 2017, our revenue increased by $2.5 million, or 29% to $11.1 million as compared to $8.6 million for the three months ended September 30, 2016. This increase was primarily due to an increase in the number of campaigns and average campaign size as we continue to expand our direct sales force and increase our customer base, resulting in an $0.9 million increase in gross profit.

During the three months ended September 30, 2017, one customer accounted for 14% of the Company’s total revenues. During the three months ended September 30, 2016, one customer accounted for 21% of the Company’s total revenues from multiple advertising contracts with multiple media placement customers.

Expenses

Our cost of revenue, which represents the costs associated with media placement revenues, increased by $1.5 million, or 42%, to $5.3 million for the three months ended September 30, 2017, compared to $3.8 million for the three months ended September 30, 2016. Cost of revenue has increased faster than revenue due to the costs of acquiring new customers as we continue to diversify our customer base and enter into business with larger customers, in addition to continued depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our media placement business, which is included in cost of revenue. Our technology investment that drives our revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the three-month periods ended September 30, 2017 and September 30, 2016, amortization of software development costs increased 29% from $177 thousand to $229 thousand due to the increased investment in developing our platform.

Sales and marketing expense, increased $0.5 million, or 18%, to $3.4 million for the three months ended September 30, 2017. This increase is due primarily to the expansion of our direct sales force and customer management personnel, which trends in line with the increase in media placement revenue. Sales and marketing expense decreased as a percentage of revenue from 34% to 31% for the three months ended September 30, 2017 and September 30, 2016, respectively which trends with the faster growth in sales.

General and administrative expenses excluding certain non-recurring expenses, increased by approximately $1.6 million to $3.0 million for the three months ended September 30, 2017 compared to $1.4 million for the three months ended September 30, 2016. The increase in general and administrative expenses was primarily due to the increases in compensation expense for the executive team, including the expansion of non-executive headcount hires.

Amortization expense increased by approximately $0.6 million from $0.2 million to $0.7 million comparing the three months ended September 30, 2016 to the three months ended September 30, 2017 respectively due to a non-recurring change in the useful life of the patent portfolio classified as a change in accounting estimate.

Certain non-recurring expenses, which are classified in general and administrative expenses and are broken out in the table below, amounted to approximately $1.3 million for the three months ended September 30, 2017 with no prior period comparison for the prior year. Once concluded, we expect these fees will not continue as an ongoing expense. There are six major categories of these non-recurring expenses as follows:

Rounded to nearest 000’s	Three Months Ended September 30, 2017

Contested solicitations pending or threatened against the Company (a)	$362,000
Investigations of former executives (b)	66,000
Class action lawsuits (c)	-
Section 382 Rights Plan (d)	-
Direct Registered Public Offering (e)	316,000
$744,000

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

(e) These fees represent the legal and financial advisor fees in connection with the direct registered public offering.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016.

The following table sets forth, for the periods indicated, certain data derived from our Statement of Operations:

	Nine Months Ended September 30
	2017	2016	$ Change	% Change
Sales	$28.5	$22.0	6.5	30%
Cost of revenue	14.4	10.0	4.4	44%
Gross profit	14.1	12.0	2.1	18%
Sales and marketing	10.6	7.7	2.9	38%
General and administrative (other than certain non-recurring expenses)	7.0	4.2	2.8	65%
Certain non-recurring expenses	3.2	0.0	3.2	NM
Other expense	1.0	0.5	0.5	NM %
Operating loss	(7.7)	(0.4)	(7.3)	NM
Interest expense	1.3	1.3	(0.0)	(2)%
Loss from continuing operations before income taxes	(9.0)	(1.7)	(7.3)	NM

NM: Not meaningful

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Statement of Operations (in millions):

	Nine Months Ended September 30,
	2017	2016
Sales	$100%	$100%
Cost of revenue	50%	45%
Gross profit	50%	55%
Sales and marketing	37%	35%
General and administrative (other than certain non-recurring expenses)	25%	19%
Certain non-recurring expenses	11%	0%
Other expense	3%	2%

Earnings

The Company reported a loss from continuing operations for the nine months ended September 30, 2017 of approximately $8.9 million, compared to a net loss from continuing operations for the nine months ended September 30, 2016 of $1.7 million, a difference of $7.2 million. The increase in net loss is due primarily to the $2.1 million increase in gross profit from continuing operations, offset by $2.8 million increase in general and administrative costs from continuing operations excluding certain non-recurring expenses, $2.9 million increase in sales and marketing expense from continuing operations, and a $3.7 million increase in non-recurring general and administrative costs from continuing operations, with the remaining $0.1 million decrease due to other expenses.

The Company reported a net loss from continuing operations on a fully diluted basis of $0.42 per share for the nine months ended September 30, 2017 based on 20,994,017 weighted average shares outstanding, as compared to a net loss from continuing operations of $0.1 per share for the nine months ended September 30, 2016, based on 17,714,960 weighted average shares outstanding. The increase in the number of weighted average shares based on our shares outstanding primarily reflects the issuance of shares of common stock, of which 3.1 million shares were issued in a direct registered public offering, 300,000 shares were issued upon on the exercise of stock options, and 200,000 shares were issued to Fortress in connection with Amendment No. 1 to the Note Purchase Agreement, as described in Note 11 to our Notes to Condensed Consolidated Unaudited Financial Statements.

During 2016 we sold our SMS business. All of the results of the SMS business are reported in discontinued operations and the operating results for 2017 and 2016 exclude the SMS business. The excluded revenue for the SMS business was approximately $0.1 million for the nine months ended September 30, 2017 and $4.7 million for the corresponding period in 2016.

Revenue

During the nine months ended September 30, 2017, our revenue increased by $6.5 million, or 30% to $28.5 million as compared to $22.0 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in the number of campaigns and average campaign size as we continue to expand our direct sales force and increase our customer base, resulting in an $2.1 million increase in gross profit.

During the nine months ended September 30, 2017, no customer accounted for more than 10% of the Company’s total revenues. During the nine months ended September 30, 2016, one customer accounted for 20% of the Company’s total revenues from multiple advertising contracts with multiple media placement customers.

Expenses

Our cost of revenue, which represents the costs associated with media placement revenues, increased by $4.4 million, or 44%, to $14.4 million for the nine months ended September 30, 2017, compared to $10.0 million for the nine months ended September 30, 2016. Cost of revenue increased faster than the 30% growth in revenue due to the entry into a material media placement contract that contained some lower margin revenue, increased vendors costs due to the costs of acquiring customers as we continue to diversify our customer base and enter into business with larger customers, in addition to continued depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our media placement business, which is included in cost of revenue. Our technology investment that drives our revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the nine-month periods ended September 30, 2017 and September 30, 2016, amortization of software development costs increased 44% from $464 thousand to $669 thousand due to the increased investment in developing our platform.

Sales and marketing expense, increased $2.9 million, or 38%, to $10.6 million for the nine months ended September 30, 2017. This increase is due primarily to the expansion of our direct sales force and customer management personnel which trends in line with the increase in media placement revenue. Sales and marketing expense increased as a percentage of revenue from 35% to 37% for the nine months ended September 30, 2016 and September 30, 2017 respectively. The increase in the direct sales force and customer management personnel was made to increase sales force capacity as we continue to grow. Historically, there has been lag time between the time we add direct sales personnel and when we can leverage their productivity through increased sales.

General and administrative expenses excluding certain non-recurring expenses, increased approximately $2.8 million to $7.0 million for the nine months ended September 30, 2017 compared to $4.2 million for the nine months ended September 30, 2016. The increase in G&A was due to the increases in compensation expense for the executive team, including the expansion of non-executive headcount hires.

Amortization expense increased by approximately $0.5 million from $0.5 million to $1.0 million comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2017 respectively due to a non-recurring change in the useful life of the patent portfolio classified as a change in accounting estimate.

Non-recurring expenses, which are classified in general and administrative expenses and are broken out in the table below, amounted to approximately $3.7 million for the nine months ended September 30, 2017 with no prior period comparison for the prior year and once concluded are not expected to continue as an ongoing expense. There are six major categories of these non-recurring expenses as follows:

Rounded to nearest 000’s	Nine Months Ended September 30, 2017

Contested solicitations pending or threatened against the Company (a)	$1,798,000
Investigations of former executives (b)	674,000
Class action lawsuits (c)	234,000
Section 382 Rights Plan (d)	135,000
Direct Public Offering (e)	316,000
$3,157,000

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

(e) These fees represent the legal and financial advisor fees in connection with the direct registered public offering.

Liquidity and Capital Resources

We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments, and cash generated from continuing operations.

The following table sets forth, for the periods indicated, selected data reflected in our Balance Sheet (in millions):

	September 30,	December 31,
	2017	2016
Cash	$2.6	$8.7
Other assets	25.0	20.5
Assets held-for-sale	0.0	0.9
Total assets	27.6	30.1

Liabilities	12.3	12.5
Liabilities held-for-sale	0.2	0.6
Total Liabilities	$12.5	$13.1

At September 30, 2017, we had $2.6 million in cash, cash equivalents, and marketable securities compared to $8.7 million of cash, cash equivalents, and marketable securities at December 31, 2016. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months.

At September 30, 2017, we had total assets of $27.6 million of which only a de minimus amount was classified as held for sale. We had total liabilities of $12.5 million, of which $0.2 million was classified as held for sale. The $2.4 million or 8% decrease in assets consisted of a $6.2 million decrease in cash due to use of proceeds for operations and loan prepayment fees. At December 31, 2016, we had total assets of $30.1 million, of which $0.9 million was classified as assets held for sale. We had total liabilities of $13.1 million, of which $0.6 million was classified as held for sale. Total liabilities decreased $0.6 million due to a $3.1 million increase in accounts payable, rising as a result of increased vendors fees for operations and non-recurring expenses, $2.5 million in deferred revenue due to prepayments by certain customers and the licensing of certain patents with the subsequent deferral of that revenue, in addition to an increase of $1.1 million in accrued expenses primarily due to an increase in executive compensation for new officers and a change in the commission structure for our sales team. These increases were offset by a decrease of approximately $6.9 million in notes payable due to the paydown of our debt instrument in August 2017, with the remaining difference due to changes in liabilities from discontinued operations.

A summary of our cash provided by and used in operating, investing, and financing activities is as follows for the three months ended September 30, 2017 (in millions):

	Three Months Ended September 30,
	2017	2016
Net cash (used in) operating activities - continuing operations	$(2.4)	$(2.2)
Net cash (used in) provided by operating activities - discontinued operations	(0.1)	0.2
Net cash (used in) operating activities	(2.5)	(2.0)

Net cash (used in) investing activities - continuing operations	(0.1)	(0.3)
Net cash (used in) investing activities - discontinued operations	0.0	(0.1)
Net cash (used in) investing activities	(0.1)	(0.4)

Net cash provided by financing activities - continuing operations	2.0	10.5
Net cash provided by financing activities - discontinued operations	0.0	0.0
Net cash provided by financing activities	2.0	10.5

Net (decrease) increase in cash and cash equivalents	(0.6)	8.1
Cash and cash equivalents - beginning of period	3.2	1.7
Cash and cash equivalents - end of period	$2.6	$9.8

Three months ended September 30, 2017 compared to September 30, 2016

Net cash used by operating activities

Net cash used in operating activities for the three months ended September 30, 2017 was $2.5 million, compared to $2.0 million provided for the corresponding period in 2016. The decrease of approximately $0.5 million in net operating cash flows was due to approximately $0.1 million change in cash used in continuing operations significantly caused by certain non-recurring expenses, and a decrease of approximately $0.3 million in cash used in discontinued operations.

Net cash used by investing activities

Net cash used by investing activities was $0.1 million for the three months ended September 30, 2017 as compared to $0.4 million in the corresponding period for 2016. The reduction is due primarily to the decrease in capitalized software development costs as new projects have not yet started amortization due to their release schedule.

Net cash provided by financing activities

Net cash provided by financing activities was $2.0 million for the three months ended September 30, 2017 compared to $10.5 million for the corresponding period in 2016 due to the proceeds of common stock and paydown of the debt in August 2017 as discussed in Note 11 – Notes Payable.

A summary of our cash provided by and used in operating, investing, and financing activities is as follows for the nine months ended September 30, 2017 (in millions):

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) operating activities - continuing operations	$(4.4)	$(2.7)
Net cash provided by operating activities - discontinued operations	0.1	2.2
Net cash (used in) operating activities	(4.3)	(0.5)

Net cash (used in) investing activities - continuing operations	(0.9)	(0.9)
Net cash (used in) investing activities - discontinued operations	(0.0)	(0.3)
Net cash (used in) investing activities	(0.9)	(1.2)

Net cash (used in) provided by financing activities - continuing operations	(0.9)	9.0
Net cash provided by financing activities - discontinued operations	0.0	0.0
Net cash (used in) provided by financing activities	(0.9)	9.0

Net (decrease) increase in cash and cash equivalents	(6.1)	7.3
Cash and cash equivalents - beginning of period	8.7	2.6
Cash and cash equivalents - end of period	$2.6	$9.9

Nine months ended September 30, 2017 compared to September 30, 2016

Net cash used by operating activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $4.3 million, compared to $0.6 million provided for the corresponding period in 2016. The decrease of approximately $3.7 million in net operating cash flows was due to approximately $1.7 million change in cash used in continuing operations significantly caused by certain non-recurring expenses, and a $2.0 million decrease in cash provided from discontinued operations.

Net cash used by investing activities

Net cash used by investing activities decreased to $0.9 million for the nine months ended September 30, 2017 as compared to $1.2 million for the corresponding period in 2016 caused primarily by discontinued operations.

Net cash provided by financing activities

Net cash used in financing activities was $0.9 million for the nine months ended September 30, 2017 compared to net cash provided in financing activities of $9.0 million for the corresponding period in 2016. The decrease is due to the proceeds of $11.0 million of common stock offset by $2.0 million of loan repayment and restructuring fees in the nine months ended September 30, 2016 compared to the $6.0 million proceeds of common stock and warrants offset by $6.9 million of loan repayment fees in the corresponding period in 2017.

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

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 3, 2017, a complaint was filed against the Company in the Supreme Court of the State of New York (the “Complaint”) by TAR. The Complaint alleges that the Company has breached its obligations to undertake best efforts to diligently pursue the monetization of the Patents and to provide timely information with respect to the Company’s intellectual property to the Revenue Participant, in addition to other alleged minor technical and curable defaults. However, the Company’s obligation to pay any amounts to TAR under the Agreement is entirely dependent on the generation by the Company of revenues from the monetization of the Patents, and the Company has not generated substantial revenues from these Patents to date. Notwithstanding the Complaint, the Company believes that it has diligently undertaken its best efforts to monetize the Patents (which efforts have been described in detail to TAR in writing), and that it has fully complied with all of the covenants under the Agreement and is not otherwise in default under the Agreement. The Company believes that the allegations by TAR in the Complaint are without merit, and it intends to vigorously defend against this lawsuit.

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

Pursuant to the NPA, among other things, we sold to the Revenue Participant the right to receive a portion of certain revenues, if any, received from the monetization of certain of our non-core patents (the “Patents”), in an aggregate amount of up to $5.0 million (if paid in full prior to March 31, 2018) or $7.5 million (if paid in full prior to March 31, 2018), (which amounts we refer to herein as the “Revenue Stream”), subject to the terms of the NPA. Under the NPA, we are also required to comply with certain informational and financial covenants. Any failure to comply with these covenants may constitute an event of default under the NPA, which may result in the “Purchaser” and “Revenue Participant” under the NPA declaring all outstanding amounts due under the Revenue Stream to be immediately due and payable. Such an event may have a material adverse effect on our Company.

The NPA restricts our ability to monetize our patents.

Under the NPA, we may not dispose of any of the Patents without the written consent of the Majority Purchasers (as defined in such agreement). As a result, we may be unable to take advantage of opportunities to monetize the Patents that we consider potentially profitable. This restriction may have a material adverse effect on our business.

All rights under the NPA have been assigned to affiliates of one of our shareholders, whose interests may not be aligned with other shareholders of the Company.

On July 11, 2017, TAR SITO LendCo (“TAR”), an entity owned and controlled by Julian Singer, the son of Karen Singer (sole member of TAR Holdings LLC, who was formerly the beneficial owner of a significant amount of the Company’s common stock), acquired from Fortress Credit Opportunities V CLO Limited, CF EZ LLC, and CF DB EZ LLC all rights, title and interest as “Purchaser” and “Revenue Participant” under the NPA and related documents. Ms. Singer has announced that she believes that certain “Events of Default” may have occurred and are continuing under the NPA and related documents and has reserved all rights to take any actions under the law, the NPA and related documents to protect Ms. Singer’s and TAR’s interests, including accelerating obligations under the NPA and related documents and foreclosing upon collateral subject to such agreements. Further, an affiliate of TAR has announced its view that the Board of Directors should promptly and diligently pursue a sale of the Company and its business or assets.

Filing of Lawsuit

In addition, on November 3, 2017, a complaint was filed against the Company in the Supreme Court of the State of New York (the “Complaint”) by TAR. The Complaint alleges that the Company has breached its obligations to undertake best efforts to diligently pursue the monetization of the Patents and to provide timely information with respect to the Company’s intellectual property to the Revenue Participant, in addition to other alleged minor technical and curable defaults. However, the Company’s obligation to pay any amounts to TAR under the Agreement is entirely dependent on the generation by the Company of revenues from the monetization of the Patents, and the Company has not generated substantial revenues from these Patents to date. Notwithstanding the Complaint, the Company believes that it has diligently undertaken its best efforts to monetize the Patents (which efforts have been described in detail to TAR in writing), and that it has fully complied with all of the covenants under the Agreement and is not otherwise in default under the Agreement. The Company believes that the allegations by TAR in the Complaint are without merit, and it intends to vigorously defend against this lawsuit. However, the Company's Board of Directors is nonetheless concerned about the substantial amount of the Company's and management's time, effort and expense that would be required to defend the claims and threats made by TAR, Ms. Singer and their respective affiliates, even if such claims are without merit. In addition, the Board of Directors of the Company believes that a sale of the Company or its business or assets is not in the best interest of the Company’s shareholders at this time. Notwithstanding the Company’s belief that it has complied with all of its obligations under the NPA, no assurance can be given as to the outcome of such lawsuit, and in the event the Company does not prevail in such action, the Company, its business, financial condition and results of operations may be materially and adversely affected.

The obligations in the NPA continue to apply following the repayment of the Note.

The Company remains subject to the NPA and all of its covenants until the Revenue Stream is satisfied, including the minimum liquidity covenant, and will remain obligated to pay the Revenue Participants under such agreement certain revenues received from the monetization of the Patents, in an aggregate amount of up to $5.0 million (if paid in full prior to March 31, 2018) or $7.5 million (if paid in full thereafter). In addition, TAR, or any successor in interest to TAR’s rights under NPA and related documents could continue to exercise remedies thereunder in connection with the occurrence of an event of default under the NPA.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No disclosure required.

Item 3 - Defaults Upon Senior Securities

No disclosure required. Please see the Company’s Form 8-K filed with the Securities and Exchange Commission on November 9, 2017.

Item 4 - Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

Item 6 - Exhibits

Index to Exhibits

Exhibit No.	Description
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
3.2	Amended and Restated Bylaws of SITO Mobile, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
3.3	Amended and Restated Bylaws of SITO Mobile, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2017).
3.4	Amended and Restated Bylaws of SITO Mobile, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2017).
4.1	Section 382 Tax Benefits Preservation Plan, dated as of April 3, 2017, by and between SITO Mobile, Ltd. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITO Mobile Ltd.

Date: November 14, 2017	By:	/s/ Tom Pallack
Tom Pallack Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Mark Del Priore
Mark Del Priore Chief Financial Officer
(Principal Financial and Accounting Officer)

