Form 10-K
period 2017-12-31
SITO MOBILE, LTD.
filed 2018-04-02
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

 ☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter, or June 30, 2017, was approximately $69,061,078.

The number of shares of registrant’s common stock outstanding, as of April 2, 2018, was 25,115,570

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s year ended December 31, 2017, are incorporated by reference in Part II and Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis and Results of Operation) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward-looking statements include statements concerning the following:

●	our possible or assumed future results of operations;

●	our business strategies;

●	our ability to attract and retain customers;

●	our ability to sell additional products and services to customers;

●	our cash needs and financing plans;

●	our competitive position;

●	our industry environment;

●	our potential growth opportunities;

●	expected technological advances by us or by third parties and our ability to leverage them;

●	the results of current or future litigation;

●	risks that recently passed comprehensive tax reform could adversely affect the value of our deferred tax assets or otherwise adversely affect our business;

●	the effects of future laws or regulations; and

●	our ability to protect or monetize our intellectual property.

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

Unless the context otherwise requires, the terms “SITO Mobile,” “SITO,” “the Company,” “we,” “us,” and “our” in this report refer to SITO Mobile, Ltd., a Delaware corporation and its consolidated subsidiaries.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We harness our proprietary location-based marketing intelligence platform to provide advertisement delivery, measurement and attribution services (“Ad Placement”) and consumer insights (“Insights”) to brands, advertising agencies, out-of-home advertisers, media companies and non-media companies that utilize consumer insights for strategic decision-making purposes. Our products, fueled by our robust locational data, allow marketers and executive decision makers to better understand the movement and behaviors of their existing and prospective consumers. For our marketing-based customers, we use our data to run highly-targeted media campaigns through our in-house, end-to-end Ad Placement platform. The majority of our revenue comes from Ad Placement services, which typically include a market analysis, the delivery of advertisements to applications on mobile devices and the production of measurement and attribution reports that highlight the effectiveness of the campaign. Our Insights services remain a relatively new product offering, which we believe will begin to make a more meaningful contribution to our revenue in 2018.

By identifying and reaching our customers’ most likely consumers with digital customized product offers, our customers can more efficiently and effectively run marketing campaigns, thereby increasing in-store sales and reducing wasted marketing spend associated with traditional approaches.

Our Principal Products and Services

Ad Placement

SITO delivers advertisements on behalf of our customers to highly-targeted audiences of existing and prospective consumers in a privacy compliant manner. The majority of our revenue comes from the placement of advertisements embedded in applications (including web browsers) on users’ mobile devices. The type of advertisement that SITO delivers will vary depending on the campaign and available inventory, typically including display, native, video and rich media. In addition to our mobile advertisement placement capabilities, SITO delivers advertisements across television, desktop, social media and digital out of home platforms.

SITO produces measurement and attribution reports that highlight the effectiveness of our customers’ campaigns. Our measurement reports, which provide our customers with key performance indicators (“KPIs”) of the campaign, are typically provided during or at the conclusion of a campaign. KPIs include (but are not limited to) the number of impressions delivered, consumer click-through rates, video completion rates, or rich-media engagements. Our attribution reports further highlight the impact the campaign has on the customer receiving the ad. These reports are outlined below.

Revenue from the delivery of advertisements is based on the same key media metrics as Internet advertising, which are the number of audience impressions and the cost per thousand impressions (“CPM”) price to reach that audience. Our measurement and attribution reports are considered premium products and are typically additive to our advertisement delivery revenue. These reports will be added to the delivery CPM or sold individually on a per report basis.

SITO employs a regional salesforce and account management team to sell and manage our Ad Placement and Insights products. The regional nature of these employees allows us to maintain a presence in key advertising and technology hubs in the United States, including New York/New Jersey, Los Angeles, Chicago and San Francisco. The majority of our salesforce and account management team is trained to sell both Ad Placement and Insights products.

Advertisement Delivery Methods

●	In-Store Targeting - The delivery of advertisements at the point of purchase when the consumer is potentially making a purchase decision.

●	Proximity Targeting – In-real time we deliver advertisements to consumers’ mobile devices to drive consumers in-store from any distance.

●	Geo-Conquesting – While our customers’ existing consumers are in our competitors’ locations, we deliver advertisements to influence purchase decisions.

●	Behavioral Targeting – The targeting of a customer’s existing or potential consumers based on previous locations visited, demographics, CRM data, purchase history and interests.

●	Retargeting – The continued engagement with a customer’s existing or potential consumers with multiple touchpoints based on interactions with previous ad impressions.

●	Cross-Device Audience Targeting – We unify and amplify a customer’s audience for existing and prospective consumers by reaching consumers on their desktops and mobile devices

Measurement and Attribution Products

●

Real-time Verified Walk-In (VWI) – We provide a platform built in-house working in tandem with a data management platform (“DMP”) and demand side platform (“DSP”) that offers real-time, closed-loop attribution identifying devices that have been used to interact with an advertisement on any advertising medium and been carried into a physical location.

●	Location, Audience and Behavior Sciences (“LABS”) – LABS reports provide a transparent, in-depth analysis of a customer’s audience, breaking down location, purchase and demographic data against multiple control groups for selected targeted audiences in real time.

●	Purchase Science Reports – Provides transaction data to make marketing campaigns more relevant and measurable.

Insights

Our Insights products allow marketers and executive decision makers to better understand the movement and behavior of their audience of existing and prospective consumers. Through our Consumer Behavior and Location Sciences™, SITO explores the consumer journey and presents powerful strategic knowledge assets and actionable insights for executives and strategic decision makers looking to understand and influence consumer behaviors.

We consider our Insights offerings under four categories: Enrichment, Research, Measurement & Attribution:

●	Enrichment – We refine our customers’ consumer data to unlock new actionable insights. Our customers can visualize any dataset to learn about real-time and historical location and behavior patterns through access to the SITO data universe. By ingesting and enriching our customer’s data across various platforms and datasets, our customers can better understand their audience of existing and potential consumers in real-time through one platform, showing how media, content and business decisions are influencing real-world consumer behavior.

●	Research – We provide data visualization that offers deep insights and reports on any audience, location or prospective consumer profile while using de-identification techniques such as pseudonymous identifiers associated with mobile devices to help safeguard privacy. These detailed and anonymous data visualizations show what type of interests, demographics, locations and purchases define a customer’s audience of current or potential consumers allowing them to better understand who and where to target. Research includes our SITO LABS products, which are custom audience insights provided in real-time. These customized research reports allow our customers to investigate aggregate consumer visitation trends, journey data and behavioral data and compare such trends and data against customized control groups and consumer averages allowing our customers to make smarter business decisions and reduce wasted marketing spend.

●	Audience – We provide proprietary data segments built and customized to fit customers’ measurement and media needs. We segment device-based datapoints by grouping them according to locations visited, frequency of visits, demographics and other behaviors in order to properly target and plan for media campaigns. We also model and create audiences based on the attributes of populations of current and prospective consumers based on CRM (customer relationship management) data, location visits or visits from your digital properties.

●	Measurement & Attribution – We provide real-time attribution and visualization to measure in-store foot traffic, behavior and purchases of any audience even if we did not deliver the advertisement. We also allow our customers to observe real-time store traffic and purchases to trigger promotions and real-time optimizations to increase media performance based on real world KPIs that lead to increased return on investment for advertising expenditures and incremental sales for our customers. Our VWI and Purchase Science Reports are sold independent of advertisement delivery under our Insights Products.

Our Industry

According to certain industry reports, U.S. mobile advertising spending will reach approximately $75 billion in 2018 and is expected to continue to grow at an annual double digit rate through 2022. SITO believes this growth is largely being driven by growth in mobile internet usage and the mobile advertising industry’s ability to effectively measure campaigns, which allows marketers to see that they are receiving an attractive return on investment for their advertising expenditures.

According to certain industry reports, the average mobile internet user in 2017 spent two hours and fifty-four minutes per day on the mobile internet, an increase of 12% from 2016 and this growth is expected to continue to grow at more than 5% per year through 2019. According to certain industry reports, adults spend more time online and on mobile devices than on any other form of media, including television.

While we believe that our technology is industry-leading, we have yet to capture a significant fraction of U.S. mobile advertising spending. Given our robust database and minimal latency platform, we believe we will increase our market share in the mobile advertising industry and increase our Ad Placement revenue.

According to certain industry reports, the global market for big data and business analytics is estimated to be $151 billion in 2018 and market growth for big data and business analytics is expected to grow more than 10% annually through 2020. Additionally, a recent industry survey from October 2017 indicated that spending on data will be a prime area of focus for brands and advertising agencies in the coming years. Of those agencies and brands surveyed, 59% of agencies and 55% of brands said big data will be an important area for their business. Given the growth potential of the marketplace, the focus on data from our core customers and our attractive product offering, we expect to be able to grow our Insights revenue going forward.

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

Our competition varies across our different product lines. For advertisement delivery, measurement and attribution and insights we will typically face different competitors, with some competitors overlapping into multiple product lines. Companies like ArcGIS, CARTO, Cuebiq, Facebook, Foursquare, Google, GroundTruth, Mapbox, NinthDecimal, Placed (part of SNAP), PlaceIQ, ThinkNear and Verve compete with us in one or more of our product lines.

Business Seasonality

Our revenue, cash flow from operations, EBITDA, Adjusted EBITDA, operating results, and other key operating and financial measures may vary from quarter to quarter due to the seasonal nature of our client’s spending. For example, many buyers of advertising devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. We expect our revenue, cash flow, EBITDA, Adjusted EBITDA, operating results and other key operating and financial measures to fluctuate based on seasonal factors from period to period and expect these measures to be higher in the fourth quarters than in prior quarters.

Working Capital Requirements

The majority of our revenue is generated from the sale of our Ad Placement products. While we attempt to coordinate collections from our customers (brands, advertising agencies, out-of-home advertisers, and other non-media companies) to fund our payment obligations to our sellers (ad exchanges, ad networks and publishers), we will typically purchase and pay for our inventory before we receive payment from our customers. Competitive pressure in the digital advertising industry has caused customers to slow the timing of their payments to us. As a result of these dynamics, our cash flow could be adversely affected as we will likely continue to use working capital to fund our accounts payable pending collection from our customers. This may result in additional cash expenditures and cause us to forego or defer other more productive uses of that working capital. Also, there can be no assurances that we will not experience bad debt in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur.

Certain Agreements

Our business agreements consist primarily of customer agreements and inventory purchase agreements. Customer agreements are typically agreements with companies that have sales relationships with the end users of the transacted media content, service application, or data transactions. These agreements typically involve a split of the fees received between the brand owner and us or a fixed fee per transaction. Inventory purchase agreements are vendor relationships from whom we purchase the space to deliver the transacted media content.

Of our revenue earned during the fiscal year ended December 31, 2017, approximately 11% was generated from contracts with one specific advertising agency.

Intellectual Property Development

Patents and Licenses for Operations

We currently hold rights to multiple purchased and developed patents relating to certain aspects of accessing information on a mobile device, sending information to and between mobile devices, advertising and media streaming. We believe the ownership of such patents is an important factor in our existing and future business. We have 35 patents in the United States and Canada issued from May 2006 to December 2017.

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

Patent Portfolio Development, Protection and Licensing

Our portfolio of intellectual property, comprised of the 35 patents referred to above, represents our many years of innovation in the wireless industry through patented technology developed by us, including patents granted to us by the U.S. Patent and Trademark Office, as well as patented technology we purchased from Microsoft and others.

We established a separate subsidiary, SITO Mobile R&D IP, LLC, dedicated to the monetization of these assets, primarily through licensing.

Our existing patents cover three broad categories:

●	Digital Video and Audio Streaming and Advertising - these patents related to Over the Top (“OTT”) streaming services and protocols (e.g. HLS, MPEG DASH) as well as the notion of dynamic advertising insertion into these streams and the billing and tracking of ad-revenues thereof.

●	Sending Information to and Between Mobile Devices - these patents relate to over-the-air provisioning of smartphones and mobile devices such that the customer, when transitioning over to new phones or modifying existing phones, can highly customize their phones, from carrier plan to interface to smartphone design features to content and form of delivery. While still an emerging market, carriers are unlocking carrier plans and it is expected in the short-term that consumers will be able to go online and pick their carrier plan of choice. We have patents in this area as well as smartphone back-up and synchronization patents that make up our mobility portfolio.

●	Accessing Information on a Mobile Device - this group of patents relates to features that offer users improved effectiveness in accessing information on a mobile device, whether content, services or advertising solutions. This includes technology from abbreviated dial codes for rapid access to services to providing ads and coupons to these links through to more efficient user interface features. Our patent litigation with Zoove Corporation, in which, in 2013, we settled a complaint we brought against Zoove Corporation for patent infringement, involved patents in this category.

Historically, we partially financed our operations with a loan arrangement secured by our patent portfolio. In October 2014, pursuant to that certain Revenue Sharing and Note Purchase Agreement (the “NPA”) by and among the Company, SITO Mobile Solutions, Inc., our wholly-owned subsidiary, SITO Mobile R&D IP, LLC, our wholly-owned subsidiary, Fortress Credit Co. LLC, and CF DB EZ LLC, we granted a security interest in our portfolio of patents, to secure a $10,000,000 senior secured notes (the “Note) issued by the Company to Fortress Credit Co. LLC (“Fortress”), The NPA also provided for an intellectual property revenue sharing arrangement pursuant to which we were required to provide a portion of the proceeds from any monetization of our patents to be used to reduce the outstanding Note. Under such arrangement, following the repayment of the Note, we would remain obligated to pay a portion of the proceeds from any monetization of the patents (the “Revenue Stream”) to the counterparty under the Revenue Stream.

On August 1, 2017, the Company prepaid in full all outstanding principal, accrued and unpaid interest through the date of repayment and termination fees payable with respect to the Note. As of December 31, 2017, the Company had no further obligations under the Note, but was subject to continuing obligations under the Revenue Stream. On February 20, 2018, the Company terminated the NPA (and any obligations under the Revenue Stream) in exchange for a one-time payment of $3.5 million. There are currently no material liens on our patent portfolio.

Government Regulation

Our Insights and Ad Placement products feature relevance-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user. This type of advertising and/or analysis related thereto to advertisers and their agencies has come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the United States and abroad that focus on consumer protection or data privacy. In particular, this scrutiny is increasingly focusing on the use of data not only directly related to a particular user but also to that related to devices. Because we and our clients rely upon large volumes of such data collected from various sources, it is essential that we monitor developments in this area domestically and globally, and engage in, and deal with data providers that engage in, responsible privacy practices, including providing consumers with notice of the types of data collected and ensuring we have the necessary rights to use that data in ways necessary to provide our services. Therefore, our platform and business practices must be assessed regularly in each country in which we do, or anticipate doing, business as definitions of personal data as well as the rights and obligations related thereto vary from country to country.

We provide this notice through our privacy policy, which can be found on our website at https://www.sitomobile.com. As stated in our privacy policy, we do not collect any personally identifiable information (“PII”) via our technology that allows us to identify an individual directly such as name, email address or telephone number. In addition, our technology uses de-identification techniques such as pseudonymous identifiers associated with mobile devices to help safeguard privacy. If we combine information collected via our technology with information we receive from third parties, we do not use any PII, such as address or name, directly for ad delivery and targeting purposes, although it may be provided to us by third-parties in connection with such uses. We do not store any PII we receive from third parties.

Domestically, applicable regulations include the Federal Communications Commission as it relates to the operations policies and procedures of the wireless communications carriers, the Telephone Consumer Protection Act, and with respect to the safeguarding of personal health information, the Privacy Rule of the Health Insurance Portability and Accountability Act, among others. Additionally, our compliance with our privacy policy and our general consumer privacy practices are also subject to review by the Federal Trade Commission, which may bring enforcement actions to challenge allegedly unfair and deceptive trade practices, including the violation of privacy policies and representations therein. Certain State Attorneys General may also bring enforcement actions based on comparable state laws or federal laws that permit state-level enforcement.

Internationally, the use and transfer of personal data in EU member states is currently governed under the EU Data Protection Directive, but that is set to change effective May 25, 2018, when the EU General Data Protection Regulation (“GDPR”) comes into effect bringing the most sweeping changes in data protection in 20 years. The GDPR sets out higher potential liabilities for certain data protection violations, as well as a greater compliance burden for us in the course of delivering our solution in Europe. Among other requirements, the GDPR obligates companies that process large amounts of personal data related to EU residents to implement a number of formal processes and policies including the reviewing and documenting the acquisition, handling and use of such data. As the GDPR will usher in sweeping new legislation, ensuring compliance with untested and interpreted legislation is not without risk and may be subject to legal challenge and/or the subject of regulatory investigations. Each such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties. Further, the implementation of new compliance measures may take us significant time, resources, and effort to restructure our business practices. Further, the European Union is expected to replace the EU Cookie Directive governing the use of technologies to collect consumer information with the ePrivacy Regulation. Current drafts of the ePrivacy Regulation propose burdensome requirements around obtaining consent, and impose fines for violations that are materially higher than those imposed under the current Cookie Directive.

The UK's decision to leave the European Union may add cost and complexity to our compliance efforts. The UK may become an important geography for us. If UK and EU privacy and data protection laws and regulations diverge, we will be required to implement alternative EU compliance measures and adapt separately to any new UK requirements.

Beyond laws and regulations, we are also members of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data, including the Internet Advertising Bureau ("IAB"), the Digital Advertising Alliance, the Network Advertising Initiative, and the Europe Interactive Digital Advertising Alliance. Some of these self-regulatory bodies have the ability to discipline members or participants, which could result in fines, penalties, and/or public censure (which could in turn cause reputational harm). Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies.

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

Employees

We currently have 88 full-time employees, 12 employees serving as programmers and data analysts, 66 employees in sales and account management, 5 employees in administration and the executive team consisting of 5 employees. We expect to increase our future employee levels on an as-needed basis in connection with our expected growth.

Changes in Our Board of Directors and Executive Officers

Over the course of the first three quarters of 2017, the Company underwent fundamental changes and substantial turnover with respect to the Company’s board of directors and management.

In February 2017, our former Chief Executive Officer, Mr. Jerry Hug, resigned and in March 2017, our former Chief Financial Officer, resigned.

In particular, in June 2017, two of our stockholders led a successful shareholder consent solicitation process that resulted in the removal of the then-current directors (other than Brent Rosenthal) and the election of five new directors to the Board. The newly constituted Board appointed a new Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Revenue Officer.

Also, in September 2017, the Board accepted the resignation of two of our directors, Thomas Thekkethala and Matthew Stecker and appointed Karen Seminara Patton and Steven Bornstein to serve in their place.

The table and timeline below summarizes the changes in the composition of the Company’s board and management team during this transition period.

Fiscal Year 2017
First Quarter

•        February: Jerry Hug resigns as Chief Executive Officer. Director Richard O’Connell is appointed as Interim Chief Executive Officer.

•        March: Kurt Streams resigns as Chief Financial Officer and Chief Operating Officer. Lawrence Firestone appointed to serve as Interim Chief Financial Officer

Second Quarter

•        April: The Board appoints Lowell W. Robinson to serve as a director of the Company.

•        April: The Board appoints Jon Lowen to serve as Chief Operating Officer, Michael Blanche to serve as Chief Technology Officer and Adam Meshekow to serve as Chief Revenue Officer.

•        June: Following a successful shareholder consent solicitation, Betsy J. Bernard, Joseph A. Beatty, Lowell W. Robinson, Richard J. O’Connell, Jr., and Jonathan E. Sandelman are removed from the Board and replaced with Michael Durden, Itzhak Fisher, Thomas J. Pallack, Matthew Stecker and Thomas Thekkethala.

•        June: The newly-constituted Board replaces Richard O’Connell, Jr. and Lawrence Firestone as Interim Chief Executive Officer and Interim Chief Financial Officer, with Thomas J. Pallack and Mark Del Priore, respectively.

•        June: The newly-constituted Board elects Brent Rosenthal as the Chairman of the Board and appoints Thomas J. Pallack, Mark Del Priore as Chief Financial Officer and Secretary, William Seagrave as Chief Operating Officer, and Chet Petrow as Chief Revenue Officer.

Third Quarter	• September: Matthew Stecker and Thomas Thekkethala resign from the Board and are replaced by Karen Seminara Patton and Steven Bornstein respectively.

Biographies for each of our current directors and executive officers will be included in the 2018 Proxy Statement and is incorporated herin by reference.

Changes in Independent Registered Accounting Firm

On January 10, 2018 the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company dismissed RBSM LLP (“RBSM”) as independent registered public accounting firm for the Company. On January 10, 2018, the Audit Committee completed a competitive process to select the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2017. As a result of this process, the Audit Committee appointed BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2017.

Recent Developments

On February 9, 2018, the Company issued 2,600,000 shares of its common stock at a public offering price of $5.00 per share for gross proceeds of approximately $13.0 million. On February 22, 2018, the Company issued an additional 390,000 shares of common stock at an offering price of $5.00 per share, in connection with the exercise of an underwriter’s option, for gross proceeds of an additional $1.8 million.

On February 20, 2018, the Company and TAR SITO LendCo LLC (“TAR”), Mr. Julian Singer, Ms. Karen Singer and Mr. Gary Singer (collectively, the “TAR Group”), entered into a settlement agreement, pursuant to which, among other things, the NPA was terminated and discharged and all pending litigation between the Company and the members of the TAR Group was dismissed with prejudice in exchange for a lump sum payment of $3.5 million from the Company to the TAR Group. No future amounts are due with respect to the NPA or the Revenue Stream.

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

ITEM 1A. RISK FACTORS

Risks Related To Our Business

We have a history of operating losses.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a consolidated net loss of $14.2 million from continuing operations for the year ended December 31, 2017 and consolidated net losses for all prior periods that has resulted in our having an accumulated deficit of  $155.3 million as of December 31, 2017. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress the price of our stock.

We may need to raise additional capital to meet our business requirements in the future. Capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We intend to continue to make investments in pursuit of our strategic objectives and to support our business growth. Various business challenges may require additional funds, including the need to respond to competitive threats or market evolution by developing new solutions and improving our operating infrastructure, either through additional hiring or acquisition of complementary businesses or technologies, or both. In addition, we could incur significant expenses or shortfalls in anticipated cash generated as a result of unanticipated events in our business or competitive, regulatory, or other changes in our market, or longer payment cycles required or imposed by our customers.

Our available cash and cash equivalents, and any cash we may generate from operations may not be adequate to meet our capital needs, and therefore we may need to engage in equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be adversely affected.

If we do raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, if we issue debt, the holders of that debt would have prior claims on the Company’s assets, and in case of insolvency, the claims of creditors would be satisfied before distribution of value to equity holders, which would result in significant reduction or total loss of the value of our equity.

A significant portion of our revenue is dependent upon a small number of customers and the loss of any one of these customers would negatively impact our revenues and our results of operations.

Of our revenue earned during the year ended December 31, 2017, approximately 11% was generated from contracts with one specific advertising agency. If this customer were to terminate their business relationships with us, our future revenue and operating profits may be materially harmed.

We may experience quarterly fluctuations in our operating results due to a number of factors, which make our future results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not consider our past results, including our recent growth rates as indicative of our future performance.

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

●	seasonal variations in advertising spending;

●	fluctuations in demand for our products;

●	the length and associated unpredictability of our sales cycle;

●	the timing and amount of investment in the development of new technologies, features and functionality of our platform;

●	changes in the availability or price of advertising inventory;

●	the timing and success of changes in our offerings or those of our competitors;

●	changes in our pricing or pricing of our competitors’ solutions;

●	changes in government regulation applicable to our industry; and

●	general economic conditions.

Based upon all of the factors described above, we have a limited ability to forecast our future revenue, costs and expenses, and as a result, our operating results may from time to time fall below our estimates.

Our revenue and operating results are highly dependent on the overall demand for advertising. Factors that affect the amount of advertising spending, such as economic downturns, can make it difficult to predict our revenue and could adversely affect our business.

Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and customers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. Various macro factors could cause advertisers to reduce their advertising budgets, including adverse economic conditions and general uncertainty about economic recovery or growth, where we do most of our business, instability in political or market conditions generally, and any changes in favorable tax treatment of advertising expenses and the deductibility thereof. Reductions in inventory due to loss of sellers would make our solution less robust and attractive to customers.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of our sales cycle, and the short-term difficulty in adjusting our operating expenses. Our results of operations depend in part on sales to large organizations. The length of our sales cycle, from proof of concept to delivery of and payment for our products, is typically three to nine months but can be more than a year. If our competitors offer or develop products that our prospective customers may want to compare to our products, that situation could cause our average sales cycle to become longer.

Because the length of time required to close a sale varies substantially from customer to customer, it is difficult to accurately predict when, or even if, we will make a sale to a potential customer. As a result, large individual sales have, in some cases, occurred in periods subsequent to those periods in which we anticipated they would occur or have not occurred at all. The loss or delay of one or more large transactions in a period could impact our results of operations for that period and any future periods for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast accurately our revenue for any particular period in the future. Because a substantial portion of our expenses are relatively fixed in the short term, our results of operations will suffer if our revenue falls below expectations in a particular period, which could cause the price of our common stock to decline.

We may not maintain our recent revenue growth.

Our revenue growth will depend, in part, on our ability to acquire new customers, gain a larger amount of advertising spend from our existing customers, continue to roll out our data and data driven ad-placement products, continue to innovate and develop new technologies, features and functionality and increase our share of and compete successfully in the new growing mobile digital advertising and data-insight markets, and we may fail to do so. Further, to accommodate growth we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which would use our cash and negatively impact our gross margin or operating expenses in any particular quarter. A variety of factors outside of our control could affect our revenue growth, including changes in spend budgets of advertisers and the timing and size of their spend. Decisions by advertisers to delay or reduce their advertising spending or divert spending away from mobile advertising could slow our revenue growth or reduce our revenue. You should not consider our recent revenue growth rates as indicative of our future growth.

Acts of competitors and other third parties can adversely affect our business.

We do not control the spending or inventory on our platform, and our revenue is therefore vulnerable to acts by third parties that reduce the amounts of spending or inventory available to us. For example, the amount of inventory available to independent platforms like us could be reduced as a result of decisions by Facebook to emphasize content viewable through its site or to favor friends and family-type feeds over third-party properties, or decisions by Google to utilize its ad server advantages to outbid us and other competitors in open-market auctions. Similarly, decisions by customers and sellers to transact directly rather than through us would tend to reduce both spending and inventory on our platform.

We may not be able to manage our growth effectively.

We need to grow significantly and expand our data and data driven ad-placement products, and the scope of our offering in order to keep pace with the growth and change in our market and to develop the market reach and scale necessary to compete effectively with large competitors. This growth depends to a significant degree upon the quality of our strategic vision and planning. The advertising market is evolving rapidly, and if we make strategic errors, there is a significant risk that we will lose our competitive position and be unable to recover and achieve our objectives. Our ability to grow requires access to, and prudent deployment of, capital for hiring, expansion of physical infrastructure to run our solution, acquisition of companies or technologies, and development and integration of supporting technical, sales, marketing, finance, administrative, and managerial infrastructure. Further, the rapid growth we are pursuing will itself strain the organization and our ability to continue that growth and to maintain the quality of our operations.

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

If we do not manage our growth effectively, successfully forecast demand for our products or manage our expected expenses accordingly, our operating results will be harmed. If we fail to manage our growth effectively, our financial performance may suffer.

If our customers do not maintain and increase their advertising spend through our platform, our revenue growth and results of operations will be adversely affected.

Advertisers generally use multiple providers in managing advertising spend. Accordingly, we must convince our customers to use our products, increase their usage and spend a larger share of their advertising budgets with us, and do so on an on-going basis. We may not be successful at educating and training customers, particularly our newer customers, on the benefits of our products to increase usage and generate higher levels of advertising spend. If these efforts are unsuccessful or advertisers decide not to continue to maintain or increase their advertising spend through our platform for any other reason, then we may not attract new advertisers or our existing customers may reduce their advertising spend through or cease using our platform. Therefore, we cannot assure you that advertisers that have generated advertising spend through our platform in the past will continue to generate similar levels of advertising spend in the future or that they will continue to use our platform at all. We may not be able to replace customers who decrease or cease their usage of our platform with new customers that spend similarly on our platform. If our existing customers do not continue to use and increase their use of our platform, or if we are unable to attract sufficient advertising spend on our platform from new customers, our revenue could decline, which would materially and adversely harm our business and results of operations.

We generally do not have long-term agreements with our customers, and we may be unable to retain key customers, attract new customers, or replace departing customers with customers that can provide comparable revenue to us.

Our success requires us to maintain and expand our current customer relationships and to develop new relationships. Our contracts and relationships with advertising agencies on behalf of advertisers are typically short term in nature and generally do not include long-term obligations requiring them to purchase our products and are cancelable upon short or no notice and without penalty. As a result, we currently have limited visibility into our future advertising revenue streams. We cannot assure you that our customers will continue to use our products, or that we will be able to replace, in a timely or effective manner, departing customers with new customers that generate comparable revenue. If a major customer representing a significant portion of our business decides to materially reduce its use of our products or to cease using our products altogether, our revenue could be significantly reduced. Any non-renewal, renegotiation, cancellation or deferral of large advertising contracts, or a number of contracts that in the aggregate account for a significant amount of revenue, could cause an immediate and significant decline in our revenue and harm our business.

Our contracts with customers and sellers are generally not exclusive and generally do not require minimum volumes or long-term commitments. If customers or sellers representing a significant portion of the demand or inventory in our marketplace decide to materially reduce the use of our products, we could experience an immediate and significant decline in our revenue and profitability and harm to our business.

Generally, our customers and sellers are not obligated to provide us with any minimum volumes of business, may do business with our competitors as well as with us, and may bypass us and transact directly with each other or through other intermediaries. Most of our business with customers originates pursuant to arrangements that are limited in scope and can be reduced or canceled by the customer without penalty. Similarly, sellers make inventory available to us on a discretionary basis. Accordingly, our business is highly vulnerable to changes in the macro environment, price competition, and development of new or more compelling offerings by our competitors, which could reduce business generally or motivate customers or sellers to migrate to competitors’ offerings. Further, if our relationships with customers or sellers become strained due to service failures or other reasons, including possible perceptions by our customers that we compete with them, it might not be difficult for these clients to reduce or terminate their business with us. Because we do not have long-term contracts, our future revenue may be difficult to predict and there is no assurance that our current customers and sellers will continue to use our product or that we will be able to replace lost customers or sellers with new ones. If a customer or group of customers representing a significant portion of the demand in our marketplace, or a seller or group of sellers representing a significant portion of the inventory in our marketplace decides to materially reduce use of our product, it could cause an immediate and significant decline in our revenue and profitability and harm to our business. Additionally, if we overestimate future usage, we may incur additional expenses in adding infrastructure without a commensurate increase in revenue, which would harm our profitability and other operating results.

We have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses or if we have other material weaknesses in our internal control over financial reporting.

Our management undertook an evaluation of internal control over financial reporting for the fiscal year ended December 31, 2017. These evaluations revealed certain material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses, or if we have other material weaknesses in our internal control over financial reporting.

As part of our evaluation of internal control over financial reporting for the fiscal year ended December 31, 2017, our management, including our principal executive and financial officer, concluded on March 31, 2018 that due to a material weakness related to an insufficient complement of finance and accounting resources within the organization to ensure the proper application of U.S. GAAP with respect to the Company’s complex non-routine transactions, our disclosure controls and procedures were not effective for the fiscal year ended December 31, 2017. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness was in part attributable to high turnover with respect to the Company’s board of directors, management, chief financial officer, accounting staff and independent outside auditors over the last few years, particularly in the first three quarters of 2017. Specifically, our management has determined that (1) our controls over complex nonroutine transactions were not designed to capture all non-routine activities and (2) our controls were not designed to ensure that complex non-routine transactions are adequately analyzed and accounted for in accordance with GAAP.

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

We cannot assure you that in the future additional material weaknesses will not occur, exist or otherwise be identified. We will continue to monitor the effectiveness of our processes, procedures and controls and will make changes as management determines appropriate. Effective internal controls are necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports, our business and operating results may be adversely affected, investors may lose confidence in our reported financial information, there may be a negative effect on our stock price, and we may be subject to civil or criminal investigations and penalties.

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

Sarbanes-Oxley Act requirements regarding internal control over financial reporting, and other internal controls over business practices, are costly to implement and maintain, and such costs are relatively more burdensome for smaller companies such as us than for larger companies. We have limited internal personnel to implement procedures and must scale our procedures to be compatible with our resources. We also rely on outside professionals including accountants and attorneys to support our control procedures. Until fiscal year 2012, we did not have an Audit Committee, Compensation Committee or Governance and Nominating Committee composed of independent directors. We are working to improve all of our controls but, if our controls are not effective, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties which could lead to a decrease in the market price of our stock.

Our reorganization and cost-control efforts might not assure profitability and may affect morale and make it difficult to retain employees or attract new ones.

Since June 2017, we have endeavored to realign our business to best reflect the needs of our customers and the evolving marketplace in which we operate, and to pursue our strategic priorities and to optimize costs. The steps we have taken are intended to optimize our costs to align our organization and cost structure more appropriately to grow our data and data driven ad-placement, and our current revenue and scale and to position us better to expand our investments in future growth areas. However, our cost optimization efforts do not assure our profitability. Additional cost optimizations may be implemented in the future, and cost savings may be offset by future hiring or other costs to pursue strategic objectives. An optimization in force or further management reorganization could adversely affect morale in our organization and our reputation as an employer, which could lead to the loss of valued employees and could make it more difficult for us to hire new employees in the future, and the optimization of our headcount could adversely affect our service delivery and make it more difficult for us to pursue new opportunities and initiatives in the future.

If we fail to attract, motivate, train, and retain highly qualified engineering, marketing, sales, management and key personnel, our ability to execute our business strategy could be impaired.

Our success depends significantly upon our ability to recruit, train, motivate, and retain key technology, engineering, sales, management and key personnel. We are a technology-driven company and it is imperative that we have highly skilled computer scientists, engineers, data scientists, data analysts, and management to innovate and deliver our platform. Increasing our base of customers and sellers depends to a significant extent on our ability to expand our sales and marketing operations and activities, and our solution requires a sophisticated sales force with specific sales skills and specialized technical knowledge that takes time to develop. Appropriately qualified personnel can be difficult to recruit and retain. Skilled and experienced management is critical to our ability to achieve revenue growth, execute against our strategic vision and maintain our performance through the growth and change we anticipate.

Competition for employees with experience in our industry can be intense, particularly in New Jersey and California, where our operations and the operations of other digital media companies are concentrated and where other technology companies compete for management and engineering talent. Other employers may be able to provide better compensation, more diverse opportunities and better chances for career advancement. None of our officers or other key employees has an employment agreement for a specific term, and any of such individuals may terminate his or her employment with us at any time.

It can be difficult, time-consuming, and expensive to recruit personnel with the combination of skills and attributes required to execute our business strategy, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. These challenges will increase as we grow. New hires require significant training and it may take significant time (often six months or more) before they achieve full productivity. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards before new hires contribute to sales or productivity, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training. Moreover, new employees may not be or become as productive as we expect, and we may face challenges in adequately or appropriately integrating them into our workforce and culture. At times we may experience elevated levels of unwanted attrition, and as our organization grows and changes and competition for talent increases, this type of attrition may increase.

We may not be able to compete successfully against current and future competitors because competition in our industry is intense, and our competitors may offer products that are perceived by our customers to be more attractive than ours or leverage captive inventory or data to their advantage. These factors could result in declining revenue or the inability to grow our business.

Competition for our advertisers’ advertising budgets is intense, as is competition for broader advertising solutions such as data management platforms. We operate in a market that is subject to rapid development and introduction of product and service offerings, changing branding objectives and evolving customer demands, all of which affect our ability to remain competitive. We expect competition to increase as the barriers to enter our market are low and consolidation is increasing. Increased competition may force us to charge less for our products, or offer pricing models that are less attractive to us and decrease our margins. Our principal competitors for our media buying solutions include traditional advertising networks, and advertising agencies that operate an agency trading desk, either directly or through an affiliate. Competitors for our products include other companies that offer self-service DSP and/or DMP solutions, which allow advertisers to purchase inventory directly from advertising exchanges or other third parties and manage and analyze their own consumer data and third-party data. Other competitors for our products include in-house tools and custom solutions currently used by brand advertisers to manage their customer data and advertising and marketing activities. We also face competition in our location-based solutions from other company’s such as: GroundTruth, PlaceIQ, NinthDecimal, MaxPoint, and 4INFO. As our platforms evolve and we introduce new technologies, features and functionality, we may face competition from new sources.

We also compete with services offered through large online portals that have significant brand recognition, such as Yahoo!, Google, and Facebook. These large portals have substantial proprietary digital advertising inventory that may provide them with competitive advantages, including far greater access to Internet user data, and the ability to significantly influence pricing for digital advertising inventory. Furthermore, these portals may not offer some of their premium, or even all of their inventory, for sale, but instead, use it in their own captive advertising activities. We also compete for a share of advertisers’ total advertising budgets with online search advertising, for which we do not offer a solution, and with traditional advertising media, such as direct mail, broadcast television, radio, cable and print. Some of our competitors have also established reputations for specific services, such as retargeting with dynamic creative, for which we do not have an established market presence. Many current and potential competitors have competitive advantages relative to us, such as longer operating histories, greater name recognition, larger client bases, greater access to advertising inventory on premium websites and significantly greater financial, technical, sales and marketing resources. Increased competition may result in reduced pricing for our products, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.

We must develop new product offerings and introduce enhancements that include new features and functionality that achieve market acceptance or that keep pace with technological developments to remain competitive in our evolving industry.

We operate in a dynamic market characterized by rapidly changing technologies and industry and legal standards. The introduction of new advertising solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new advertising industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing platform and to continually introduce or acquire new technologies and features and functionality demanded by the market we serve. The success of any enhancement or new solution depends on many factors, including timely completion, adequate quality testing, appropriate introduction and market acceptance. Any new solution, product or feature that we develop or acquire may not be introduced in a timely or cost effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet evolving customer requirements, our business and operating results will be adversely affected.

Further, the planned timing and introduction of new products and services are subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new products and services, which could result in a loss of, or delay in, revenues.

Our belief that there is demand for our Insights products may be inaccurate, and we may not realize a return from our investments in that area.

We believe there is growing demand for our Insights data, and we have made investments to meet that demand through internal development efforts and personnel expansion. The market for this product is still developing and may not grow as we expect, or it could have slow adoption rates for various reasons, including reluctance of some sellers to replace their existing consumer insights data providers for our products. Even if the market for these products develops as we anticipate, buyers and sellers might not embrace our offerings to the degree we expect due to various factors. For example, we may not be successful in building out these offerings consistent with our vision, or competitive offerings may be offered at lower prices or be perceived as having better features and functionality. We may also be unable to scale our product the way we currently anticipate due to regulatory or operational requirements that we are unable to comply with.

Seasonal fluctuations in digital advertising activity could result in material fluctuations of our revenue, cash flows, operating results, and other key performance measures from period to period.

Our revenue, advertising spend, cash flow from operations, operating results, and other key performance measures may vary from quarter to quarter due to the seasonal nature of advertiser spending. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing, and advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory. As a result, any events that reduce the amount of advertising spend during the fourth quarter, or reduce the amount of inventory available to customers during that period, could have a disproportionate adverse effect on our revenue and operating results for that fiscal year.

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

SITO Mobile, our former chief executive officer, our former chief financial officer, and certain former members of our Board, have been named as parties to various lawsuits arising out of, or related to, alleged violations of various federal securities laws and SEC rules and regulations and those lawsuits could adversely affect us, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations, and cash flows to suffer.

A putative federal securities class action complaint has been filed against us and certain of our former officers and directors.

The ultimate outcome of any litigation is uncertain. Either favorable or unfavorable outcomes could have a material negative impact on our financial condition or results of operations, due to defense costs, diversion of management resources and other factors.

Our Company is subject to litigation claims and general risks of litigation.

We are involved on an on-going basis in various forms of litigation with a variety of parties including but not limited to employees, former employees, current and former shareholders, customers, vendors or suppliers arising in the ordinary course of business or otherwise. Trends in litigation may include class actions involving consumers, shareholders and employees, and claims relating to commercial, labor, employment, antitrust, securities or intellectual property matters. Litigation trends and the outcome of litigation cannot be predicted with certainty, and adverse litigation trends and outcomes could adversely affect our business, financial condition and results of operations.

In particular, we note that in November 2017, we received a complaint against the Company filed by Fort Ashford Funds, LLC (“Ashford”), in the Superior Court of the State of California, Orange County (the “Ashford Complaint”). The Ashford Complaint claims that the Company issued certain warrants to Panzarella Consulting, LLC and Patrick Panzarella (together “Panzarella”) giving them the option to purchase, in the aggregate, five million (5,000,000) shares of the Company’s common stock at a price of fifty cents ($.50) per share. Through a series of transfers, the purported warrants were allegedly transferred to Ashford, who is now seeking to exercise such purported warrants. However, despite making a thorough inquiry into these matters, the Company is unaware of the existence of any warrant or other agreement that indicates that the purported warrants exist or were ever issued to Panzarella or any other person, and the Ashford Complaint has failed to provide evidence of the existence of the purported warrant, or the ability of Ashford to exercise such warrant. The Company believes that the allegations by Ashford in the Complaint are without merit, and it intends to vigorously defend against this lawsuit. However, notwithstanding its merits, the litigation may distract the Company and cost the Company’s management time, effort and expense to defend against the claims and threats made by Ashford and its affiliates.

Notwithstanding the Company’s belief the Ashford Complaint is frivolous, no assurance can be given as to the outcome of such lawsuit, and in the event the Company does not prevail in such action, the Company, its business, financial condition and results of operations may be materially and adversely affected.

Complying with securities laws and regulations is costly for us.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations promulgated by the SEC and NASDAQ, are creating particular challenges for smaller publicly-held companies like us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

If we fail to comply with the continuing listing standards of The NASDAQ Capital Market, our securities could be delisted.

Our common stock is listed on the NASDAQ Capital Market under the symbol “SITO”, and we also have outstanding warrants listed on the NASDAQ Capital Market under the symbol “SITO”. For our common stock to continue to be listed on the NASDAQ Capital Market, we must meet the current NASDAQ Capital Market continued listing requirements. If we were unable to meet these requirements, including, but not limited to, requirements to obtain stockholder approval of a transaction other than a public offering involving the sale or issuance equal to 20% or more of our common stock at a price that is less than the market value of our common stock, our common stock could be delisted from the NASDAQ Capital Market. If our securities were to be delisted from the NASDAQ Capital Market, our securities could continue to trade on the over-the-counter bulletin board following any delisting from the NASDAQ Capital Market, or on the Pink Sheets, as the case may be. Any such delisting of our securities could have an adverse effect on the market price of, and the efficiency of the trading market for our securities, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

There can be no assurance that we will meet the Minimum Stockholders’ Equity Requirement or the Minimum Bid Price Requirement during any compliance period or in the future, or otherwise meet NASDAQ compliance standards, or that NASDAQ will grant the Company any relief from delisting as necessary, or that we will be able to ultimately meet applicable NASDAQ requirements for any such relief.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations, which could subject our business to higher tax liability.

We may be limited in the portion of net operating loss carry-forwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. At December 31, 2017, we had gross, pretax U.S. federal net operating loss carry-forwards, or NOLs, of  $47.1  million.  A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership could result in ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. On April 3, 2017, our Board adopted a Section 382 Tax Benefits Preservation Plan in an effort to diminish the risk that the Company’s ability to utilize its net operating loss carryovers or “NOLs” to reduce potential future federal income tax obligations may become substantially limited. We have recorded a valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which would prevent us from offsetting future taxable income.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the final version of the tax reform bill commonly known as the “Tax Cuts and Jobs Act,” or the TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code, with many of its provisions effective for tax years beginning on January 1, 2018. The TCJA, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation of the deduction for net operating loss carryforwards to 80% of current year taxable income, an indefinite net operating loss carryforward, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our stock is also uncertain and could be adverse.

The Tax Cuts and Jobs Act could negatively affect us or holders of our stock.

The TCJA makes significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including corporations. There remains uncertainty as to the impact of the TCJA on us or on an investment in our stock. You should consult with your tax advisor regarding the effect of the TCJA and other potential changes to the U.S. federal tax laws prior to purchasing our stock.

Risks Relating to our Industry

Demand for some of the services we provide is not yet well established.

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

Our ability to generate revenue depends on our ability to collect and use significant amounts of data to deliver ads, and any limitations on the collection and use of this data could significantly diminish the value of our products.

Our ability to optimize the placement and scheduling of advertisements for our customers and to increase adoption of our products depends on our ability to successfully leverage data that we collect from our customers, sellers, and third-parties such as data providers. Our ability to successfully leverage such data, in turn, depends on our ability to collect and obtain rights to utilize such data.

When we deliver an ad, we are often able to collect anonymous information about the placement of the ad and the interaction of the user with the ad. We, and our third-party data providers, currently employ various tracking technologies, such as pixels and automatic content recognition technology, to collect the data we use to conduct ad campaigns. These tracking technologies are used to collect information related to the consumer, such as demographic information and history of the consumer’s interactions with our advertisers’ and our sellers’ websites, and any ads we deliver. We may also be able to collect information about the user’s location. As we collect and aggregate this data provided by billions of ad impressions and the data acquired from third-party providers, we analyze it in order to optimize the placement and delivery of ads across the advertising inventory provided to us by sellers.

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

If the use of digital advertising generally is rejected by mobile application and Internet users, through opt-out or ad-blocking technologies or other means, or if other consumer choice mechanisms like “Do Not Track” and “Limit Ad Tracking” inhibit our ability to collect and use data about end users, our performance may decline and we may lose customers and revenue.

Internet users can, with increasing ease, implement practices or technologies that may limit our ability to collect and use data to deliver advertisements, or otherwise inhibit the effectiveness of our solution. Some Internet users also download free or paid “ad blocking” software, not only for privacy reasons, such as a desire to avoid being targeted for ads based upon location or online activity, but also to counteract the adverse effect advertisements can have on users’ experience, including increased load times, data consumption, and screen overcrowding. Similar ad-blocking technology has also recently emerged for mobile devices. Such ad-blocking technology may prevent certain tracking technologies from being stored on a user’s mobile device. If more Internet users adopt these measures, our business could be harmed. Ad-blocking technologies could have an adverse effect on our business if it reduces the volume or effectiveness (and therefore value) of advertising. In addition, some ad blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data (i.e. data owned by the provider of the website or application being viewed). These ad blockers could place us at a disadvantage because we rely on third-party data, while large competitors have troves of first-party data they use to direct advertising. Other technologies allow ads that are deemed “acceptable,” which could be defined in ways that place us or our clients at a disadvantage, particularly if such technologies are controlled or influenced by our competitors. Even if ad blockers do not ultimately have a material impact on our business, investor concerns about ad blockers could cause our stock price to decline.

Increased prevalence of ad blocking has prompted examination of the effect of digital advertising industry practices upon the quality of user experiences, and changes in industry practices may emerge as a result. Such changes could reduce the viability of our existing business model, place us at a competitive disadvantage, or require us to invest significantly in developing new technologies and business practices.

In addition to “Do Not Track” options, certain mobile devices allow users to “Limit Ad Tracking” on their devices. Like “Do Not Track,” “Limit Ad Tracking” is a signal that is sent by particular mobile devices when a user chooses to send such a signal. While there is no clear guidance on how third parties must respond upon receiving such a signal, it is possible that customers, sellers, regulators, or future legislation may dictate a response that would limit our access to data, and consequently negatively impact the effectiveness of our solution and the value of our services on mobile devices.

Finally, network carriers, providers of mobile device operating systems, and device manufacturers may also impact our ability to collect data on internet-connected devices. These carriers, operating system providers, and device manufacturers are increasingly promoting features that allow device users to disable some of the functionality of the device or its operating system, which may impair or disable the collection of data on their devices. Any interruptions, failures, or defects in our data collection, mining, analysis, and storage systems could limit our ability to aggregate and analyze user data from our clients’ advertising campaigns. If that happens, we may not be able to optimize the placement of advertising for the benefit of our customers, which could make our products less valuable, and, as a result, we may lose clients and our revenue may decline.

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

Digital advertising is relatively new, dependent on growth in various digital advertising channels, and vulnerable to adverse public perceptions and increased regulatory responses. If this market develops more slowly or differently than we expect, or if issues encountered by other participants or the industry generally are imputed to or affect us, our business, growth prospects and financial condition would be adversely affected.

The digital advertising industry is complex and evolving, and the relatively few publicly traded companies operating in the business tend to be small and new to the public markets. Consequently, the digital advertising industry may not be as widely followed or understood in the financial markets as more mature industries. The markets may not fully appreciate our particular place in the industry and our strengths and differentiating factors. Problems experienced by one industry participant (even private companies) or issues affecting a part of the industry have the potential to have adverse effects on other participants in the industry or even the entire industry. Emerging understanding of how the digital advertising industry operates has spurred privacy concerns and misgivings about exploitation of consumer information and prompted regulatory responses that limit operational flexibility and impose compliance costs upon industry participants. Any expansion of the market for digital advertising solutions depends on a number of factors, including social and regulatory acceptance, the growth of the overall digital advertising market and the growth of specific sectors including social, mobile, video, and out-of-home as well as the actual or perceived technological viability, quality, cost, performance and value associated with emerging digital advertising solutions. If demand for digital display advertising and adoption of automation does not continue to grow, or if digital advertising solutions or advertising automation do not achieve widespread adoption, or there is a reduction in demand for digital advertising caused by weakening economic conditions, decreases in corporate spending, quality, viewability, malware issues or other issues associated with customers, advertising channels or inventory, negative perceptions of digital advertising, additional regulatory requirements, or other factors, or if we fail to develop or acquire capabilities to meet the evolving business and regulatory requirements and needs of customers and sellers of multi-channel advertising, our competitive position will be weakened.

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

In addition, we utilize third-party cloud computing services in connection with our operations. Problems faced by us or our third-party hosting/cloud computing providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact our business and results of operations, our ability to accurately report our financial results, as well as the experience of our customers. As we expand our operations, we expect to utilize additional systems and service providers that may also be essential to managing our business. Although the systems and services that we require are typically available from a number of providers, it is time consuming and costly to qualify and implement these relationships. Therefore, our ability to manage our business would suffer if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add systems and services. We may not be able to control the quality of the systems and services we receive from third-party service providers, which could impair our ability to maintain proper controls over financial reporting and complete timely and accurate financial reporting, and may impact our business, results of operation and financial condition.

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

In addition, we may inadvertently receive personal information from advertisers or advertising agencies or through the process of executing advertising campaigns or usage of our platform. Our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our operations, financial performance and business. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our solution by current and future advertisers and advertising agencies.

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

Failure to comply with industry self-regulation could harm our brand, reputation and our business.

In addition to compliance with government regulations, we voluntarily participate in trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct addressing privacy and the provision of digital advertising. However, in the past, some of these guidelines have not comported with our business practices, making them difficult for us to implement. If we encounter difficulties in the future, or our opt-out mechanisms fail to work as designed, or if digital media users misunderstand our technology or our commitments with respect to these principles, we may be subject to negative publicity, as well as investigation and litigation by governmental authorities, self-regulatory bodies or other accountability groups, customers, sellers, or other private parties. Any such action against us could be costly and time consuming, require us to change our business practices, divert management’s attention and our resources, and be damaging to our reputation and our business. In addition, we could be adversely affected by new or altered self-regulatory guidelines that are inconsistent with our practices or in conflict with applicable laws and regulations in the United States and other countries where we do business. As a result of such inconsistencies or conflicts, or other business or legal considerations, we may choose not to comply with some self-regulatory guidelines. Additionally, as we expand geographically, we may begin to operate in jurisdictions that have self-regulatory groups in which we do not participate. If we fail to abide by or are perceived as not operating in accordance with applicable laws and regulations and industry best practices, or any industry guidelines or codes with regard to privacy or the provision of Internet advertising, our reputation may suffer and we could lose relationships with customers and sellers.

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

If an activist campaign that seeks to replace at least a majority of the members of the Board, a change in control of the Board may be deemed to have occurred under certain of our material contracts and agreements, and such a change in control may trigger certain fundamental change and/or change in control provisions, payments, and/or redemptions under certain of our outstanding indebtedness, our employment agreements with our named executive officers, our equity compensation plans and possibly other of our plans and agreements.

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

The holders of such options can be expected to exercise them at a time when our common stock is trading at a price higher than the exercise price of these outstanding options. If these options to purchase our common stock are exercised, or other equity interests are granted under our 2017 stock plan, or under other plans or agreements adopted in the future, such equity interests will have a dilutive effect on your ownership of common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. Such securities may be issued at below-market prices or, in any event, prices that are significantly lower than the price at which you may have paid for your shares. The future issuance of any such securities may create downward pressure on, or dampen any upward trend in, the trading price of our common stock.

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

Delaware law and our certificate of incorporation and amended and restated bylaws contain certain provisions, and our Board of Directors recently adopted a Section 382 Tax Benefits Preservation Plan in the form of a stockholder rights agreement with an expiration date of April 3, 2020 and an ownership trigger threshold of 4.99%, any of which could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors. The Section 382 Tax Benefits Preservation Plan, however, should not interfere with any merger, tender or exchange offer or other business combinations approved by our Board of Directors. Nor does the rights agreement prevent our Board of Directors from considering any offer that it considers to be in the best interest of the Company’s stockholders

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 100 Town Square Place, Suite 204, Jersey City, New Jersey 07310. We have a lease for this space at a rate of approximately $27,000 per month. The lease, amended on November 6, 2014 and April 7, 2017, expires on January 31, 2019 and provides the Company with the option to extend the term for an additional five years. The facilities comprise approximately 7,500 square feet consisting entirely of sales, marketing and administrative office space. In addition to paying rent, under the terms of the Jersey City office lease, the Company is also required to pay its pro rata share of the property’s operating expenses

We also maintain offices located in; Portland, Oregon; Chicago, Illinois; Dallas, Texas; New York, New York; Atlanta, Georgia; Miami, Florida; and Boston, Massachusetts.

ITEM 3. LEGAL PROCEEDINGS

Securities Class Action

On February 17, 2017, plaintiff Sandi Roper commenced a purported securities class action against us and certain of our current and former officers and directors in the United States District Court for the District of New Jersey captioned Roper v. SITO Mobile, Ltd., Case No. 17-cv-1106-ES-MAH (D.N.J. filed Feb. 17, 2017). On May 8, 2017, Red Oak Fund, LP, Red Oak Long Fund LP, Red Oak Institutional Founders Long Fund, and Pinnacle Opportunities Fund, LP (collectively, “Red Oak”) were appointed lead plaintiffs. On June 22, 2017, Red Oak filed an amended complaint, purporting to represent a class of shareholders who purchased our common stock between August 15, 2016 and January 2, 2017 (“Class Period”). The amended complaint names as defendants our directors and certain of our officers during the Class Period. It alleges that defendants violated section 11 the Securities Act in connection with the September 16, 2016 offering of stock, by allegedly omitting material information from the registration statement and prospectus, and that the individual defendants are liable as controlling persons under section 15 of the 1933 Act. The amended complaint also alleges that defendants violated section 10(b) of the Securities Exchange Act of 1934 ( “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder by allegedly making materially false or misleading statements regarding its media placement revenues, and that the individual defendants are liable as controlling persons under section 20(a) of the Exchange Act. The amended complaint seeks unspecified damages. Defendants moved to dismiss the amended complaint on September 1, 2017. That motion is pending. Discovery has not commenced, and no trial date has been set for this action.

TAR SITO LendCo Litigation

On November 3, 2017, a complaint was filed against the Company in the Supreme Court of the State of New York (the “Complaint”) by TAR. The Complaint alleged that the Company has breached its obligations to undertake best efforts to diligently pursue the monetization of the Patents under the NPA and to provide timely information with respect to the Company’s intellectual property to the Revenue Participant (as defined in the NPA), in addition to other alleged minor technical and curable defaults.

On February 20, 2018, the Company and the TAR Group, entered into a settlement agreement, pursuant to which the NPA was terminated and discharged and all pending litigation between the Company and the members of the TAR Group was dismissed with prejudice in exchange for a lump sum payment of $3.5 million from the Company to the TAR Group. No future amounts are due with respect to the NPA or the Revenue Stream.

Fort Ashford

In November 2017, the Company received a complaint filed by Fort Ashford Funds, LLC (“Ashford”), in the Superior Court of the State of California, Orange County (the “Ashford Complaint”). The Ashford Complaint claims that the Company issued certain warrants to Panzarella Consulting, LLC and Patrick Panzarella (together “Panzarella”) giving them the option to purchase, in the aggregate, 5,000,000 shares of the Company’s common stock at a price of fifty cents ($.50) per share. Through a series of transfers, the purported warrants were allegedly transferred to Ashford, who which is now seeking to exercise such purported warrants or to obtain damages. However, the Company has made a thorough inquiry into these matters, and it is unaware of the existence of any warrant or other agreement that provides that the purported warrants exist or were ever issued to Panzarella or any other person. As of this time, the Ashford Complaint has failed to provide any evidence of the existence of the purported warrant, or the ability and right of Ashford to exercise such warrant. The Company has asserted a number of affirmative defenses to the claim in its Answer. As the case is in the initial discovery phase, no assessment can be made at this time. The Company believes the claims are baseless and plans to defend accordingly.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is and has been listed on the NASDAQ Capital Market under the symbol “SITO” since August 10, 2015. Prior to that time, our common stock was quoted on the OTCQB maintained by OTC Markets, Inc. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low

Fiscal Year Ended December 31, 2017	$8.60	$1.71
September 30, 2017	7.40	3.70
June 30, 2017	4.49	2.06
March 31, 2017	3.23	1.71
Fiscal Year Ended December 31, 2016	$6.08	$1.55
September 30, 2016	6.08	3.64
June 30, 2016	3.86	2.45
March 31, 2016	3.79	1.55
December 31, 2015	$3.93	$2.08

Holders

As of March 19, 2018, there were approximately 89 record holders of our common stock. This does not include the holders of approximately 151 un-exchanged stock certificates or the additional holders of our common stock who held their shares in street name as of that date. The number of shares of registrant’s common stock outstanding, as of April 2, 2018, was 25,115,570.

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

Transfer Agent

Our registrar and transfer agent is Continental Stock Transfer & Trust Company.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Tax Benefits Protection Rights Plan

On April 3, 2017, the Company entered into a Tax Benefits Preservation Plan (the “Tax Benefits Protection Plan”). Effective April 3, 2017, the Board declared a dividend in the form of one preferred stock purchase right for each of the Company’s issued and outstanding common shares held of record as of the close of business on April 14, 2017.  The purpose of the Tax Benefits Protection Plan is to diminish the risk that the Company’s ability to use its net operating losses and certain other tax assets to reduce potential future federal income tax obligations would become subject to limitations by reason of the Company experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.  The Tax Benefits Protection Plan is intended to act as a deterrent to any person or group acquiring beneficial ownership of 4.99% or more of the outstanding Common Stock without the approval of the Board.  A person who acquires, without the approval of the Board, beneficial ownership (other than as a result of repurchases of stock by the Company, dividends or distributions by the Company or certain inadvertent actions by stockholders) of 4.99% or more of the outstanding Common Stock (including any ownership interest held by that person's Affiliates and Associates as defined under the Tax Benefits Protection Plan) could be subject to significant dilution. Stockholders who beneficially own 4.99% or more of the outstanding Common Stock prior to the first public announcement by the Company of the Board’s adoption of the Section 382 Tax Benefits Preservation Plan will not trigger the Section 382 Tax Benefits Preservation Plan so long as they do not acquire beneficial ownership of additional shares of the Common Stock (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding shares of Common Stock or pursuant to a split or subdivision of the outstanding shares of Common Stock) at a time when they still beneficially own 4.99% or more of such stock. In addition, the Board retains the sole discretion to exempt any person or group from the penalties imposed by the Tax Benefits Protection Plan.  While SITO Mobile periodically monitors its NOLs and currently believes that an ownership change that would impair the value of its NOLs has not occurred, the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly traded stock make it difficult to determine whether an ownership change has in fact occurred.

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

Overview

We harness our proprietary location-based marketing intelligence platform to provide advertisement delivery, measurement and attribution services (“Ad Placement”) and consumer insights (“Insights”) to brands, advertising agencies, out-of-home advertisers, media companies and non-media companies that utilize consumer insights for strategic decision-making purposes. Our products, fueled by our robust locational data, allow marketers and executive decision makers to better understand the movement and behaviors of their existing and prospective consumers. For our marketing-based customers, we use our data to run highly-targeted media campaigns through our in-house, end-to-end Ad Placement platform. The majority of our revenue comes from Ad Placement services, which typically include a market analysis, the delivery of advertisements to applications on mobile devices and the production of measurement and attribution reports that highlight the effectiveness of the campaign. Our Insights services remain a relatively new product offering, which we believe will begin to make a more meaningful contribution to our revenue in 2018.

By identifying and reaching our customers’ most likely consumers with digital customized product offers, our customers can more efficiently and effectively run marketing campaigns, thereby increasing in-store sales and reducing wasted marketing spend associated with traditional approaches.

Our Principal Products and Services

Ad Placement

SITO delivers advertisements on behalf of our customers to highly-targeted audiences of existing and prospective consumers in a privacy compliant manner. The majority of our revenue comes from the placement of advertisements embedded in applications (including web browsers) on users’ mobile devices. The type of advertisement that SITO delivers will vary depending on the campaign and available inventory, typically including display, native, video and rich media. In addition to our mobile advertisement placement capabilities, SITO delivers advertisements across television, desktop, social media and digital out of home platforms.

SITO produces measurement and attribution reports that highlight the effectiveness of our customers’ campaigns. Our measurement reports, which provide our customers with key performance indicators (“KPIs”) of the campaign, are typically provided during or at the conclusion of a campaign. KPIs include (but are not limited to) the number of impressions delivered, consumer click-through rates, video completion rates, or rich-media engagements. Our attribution reports further highlight the impact the campaign has on the customer receiving the ad. These reports are outlined below.

Revenue from the delivery of advertisements is based on the same key media metrics as Internet advertising, which are the number of audience impressions and the cost per thousand impressions (“CPM”) price to reach that audience. Our measurement and attribution reports are considered premium products and are typically additive to our advertisement delivery revenue. These reports will be added to the delivery CPM or sold individually on a per report basis.

SITO employs a regional salesforce and account management team to sell and manage our Ad Placement and Insights products. The regional nature of these employees allows us to maintain a presence in key advertising and technology hubs in the United States, including New York/New Jersey, Los Angeles, Chicago and San Francisco. The majority of our salesforce and account management team is trained to sell both Ad Placement and Insights products.

Advertisement Delivery Methods

●	In-Store Targeting - The delivery of advertisements at the point of purchase when the consumer is potentially making a purchase decision.

●	Proximity Targeting – In-real time we deliver advertisements to consumers’ mobile devices to drive consumers in-store from any distance.

●	Geo-Conquesting – While our customers’ existing consumers are in our competitors’ locations, we deliver advertisements to influence purchase decisions.

●	Behavioral Targeting – The targeting of a customer’s existing or potential consumers based on previous locations visited, demographics, CRM data, purchase history and interests.

●	Retargeting – The continued engagement with a customer’s existing or potential consumers with multiple touchpoints based on interactions with previous ad impressions .

●	Cross-Device Audience Targeting – We unify and amplify a customer’s audience for existing and prospective consumers by reaching consumers on their desktops and mobile devices

Measurement and Attribution Products

●	Real-time Verified Walk-In (VWI) – We provide a platform built in-house working in tandem with a data management platform (“DMP”) and demand side platform (“DSP”) that offers real-time, closed-loop attribution identifying devices that have been used to interact with an advertisement on any advertising medium and been carried into a physical location

●	Location, Audience and Behavior Sciences (“LABS”) – LABS reports provide a transparent, in-depth analysis of a customer’s audience, breaking down location, purchase and demographic data against multiple control groups for selected targeted audiences in real time.

●	Purchase Science Reports – Provides transaction data to make marketing campaigns more relevant and measurable.

Insights

Our Insights products allow marketers and executive decision makers to better understand the movement and behavior of their audience of existing and prospective consumers. Through our Consumer Behavior and Location Sciences™, SITO explores the consumer journey and presents powerful strategic knowledge assets and actionable insights for executives and strategic decision makers looking to understand and influence consumer behaviors.

We consider our Insights offerings under four categories: Enrichment, Research, Measurement & Attribution:

●	Enrichment – We refine our customers’ consumer data to unlock new actionable insights. Our customers can visualize any dataset to learn about real-time and historical location and behavior patterns through access to the SITO data universe. By ingesting and enriching our customer’s data across various platforms and datasets, our customers can better understand their audience of existing and potential consumers in real-time through one platform, showing how media, content and business decisions are influencing real-world consumer behavior.

●	Research – We provide data visualization that offers deep insights and reports on any audience, location or prospective consumer profile while using de-identification techniques such as pseudonymous identifiers associated with mobile devices to help safeguard privacy. These detailed and anonymous data visualizations show what type of interests, demographics, locations and purchases define a customer’s audience of current or potential consumers allowing them to better understand who and where to target. Research includes our SITO LABS products, which are custom audience insights provided in real-time. These customized research reports allow our customers to investigate aggregate consumer visitation trends, journey data and behavioral data and compare such trends and data against customized control groups and consumer averages allowing our customers to make smarter business decisions and reduce wasted marketing spend.

●	Audience – We provide proprietary data segments built and customized to fit customers’ measurement and media needs. We segment device-based datapoints by grouping them according to locations visited, frequency of visits, demographics and other behaviors in order to properly target and plan for media campaigns. We also model and create audiences based on the attributes of populations of current and prospective consumers based on CRM (customer relationship management) data, location visits or visits from your digital properties.

●	Measurement & Attribution – We provide real-time attribution and visualization to measure in-store foot traffic, behavior and purchases of any audience even if we did not deliver the advertisement. We also allow our customers to observe real-time store traffic and purchases to trigger promotions and real-time optimizations to increase media performance based on real world KPIs that lead to increased return on investment for advertising expenditures and incremental sales for our customers. Our VWI and Purchase Science Reports are sold independent of advertisement delivery under our Insights Products.

Our Industry

According to certain industry reports, U.S. mobile advertising spending will reach approximately $75 billion in 2018 and is expected to continue to grow at an annual double digit rate through 2022. SITO believes this growth is largely being driven by growth in mobile internet usage and the mobile advertising industry’s ability to effectively measure campaigns, which allows marketers to see that they are receiving an attractive return on investment for their advertising expenditures.

According to certain industry reports, the average mobile internet user in 2017 spent two hours and fifty-four minutes per day on the mobile internet, an increase of 12% from 2016 and this growth is expected to continue to grow at more than 5% per year through 2019. According to certain industry reports, adults spend more time online and on mobile devices than on any other form of media, including television.

While we believe that our technology is industry-leading, we have yet to capture a significant fraction of U.S. mobile advertising spending. Given our robust database and minimal latency platform, we believe we will increase our market share in the mobile advertising industry and increase our Ad Placement revenue.

According to certain industry reports, the global market for big data and business analytics is estimated to be $151 billion in 2018 and market growth for big data and business analytics is expected to grow more than 10% annually through 2020. Additionally, a recent industry survey from October 2017 indicated that spending on data will be a prime area of focus for brands and advertising agencies in the coming years. Of those agencies and brands surveyed, 59% of agencies and 55% of brands said big data will be an important area for their business. Given the growth potential of the marketplace, the focus on data from our core customers and our attractive product offering, we expect to be able to grow our Insights revenue going forward.

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

Our competition varies across our different product lines. For advertisement delivery, measurement and attribution and insights we will typically face different competitors, with some competitors overlapping into multiple product lines. Companies like ArcGIS, CARTO, Cuebiq, Facebook, Foursquare, Google, GroundTruth, Mapbox, NinthDecimal, Placed (part of SNAP), PlaceIQ, ThinkNear and Verve compete with us in one or more of our product lines.

30

Business Seasonality

Our revenue, cash flow from operations, EBITDA, Adjusted EBITDA, operating results, and other key operating and financial measures may vary from quarter to quarter due to the seasonal nature of our client’s spending. For example, many buyers of advertising devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. We expect our revenue, cash flow, EBITDA, Adjusted EBITDA, operating results and other key operating and financial measures to fluctuate based on seasonal factors from period to period and expect these measures to be higher in the fourth quarters than in prior quarters.

Working Capital Requirements

The majority of our revenue is generated from the sale of our Ad Placement products. While we attempt to coordinate collections from our customers (brands, advertising agencies, out-of-home advertisers, and other non-media companies) to fund our payment obligations to our sellers (ad exchanges, ad networks and publishers), we will typically purchase and pay for our inventory before we receive payment from our customers. Competitive pressure in the digital advertising industry has caused customers to slow the timing of their payments to us. As a result of these dynamics, our cash flow could be adversely affected as we will likely continue to use working capital to fund our accounts payable pending collection from our customers. This may result in additional cash expenditures and cause us to forego or defer other more productive uses of that working capital. Also, there can be no assurances that we will not experience bad debt in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur.

Certain Agreements

Our business agreements consist primarily of customer agreements and inventory purchase agreements. Customer agreements are typically agreements with companies that have sales relationships with the end users of the transacted media content, service application, or data transactions. These agreements typically involve a split of the fees received between the brand owner and us or a fixed fee per transaction. Inventory purchase agreements are vendor relationships from whom we purchase the space to deliver the transacted media content.

Of our revenue earned during the fiscal year ended December 31, 2017, approximately 11% was generated from contracts with one specific advertising agency.

On February 7, 2017, the Company together with its wholly-owned subsidiary, SITO Mobile Solutions, Inc., entered into an asset purchase agreement pursuant to which the Company sold certain assets related to its legacy wireless applications business which completed the Company’s exit from its legacy non-core business.

The assets and liabilities of our wireless applications are classified as discontinued operations on the consolidated balance sheets as of December 31, 2017 and 2016 and the operating results of the wireless applications business are reflected as discontinued operations in the consolidated statements of operations for the years ended December 31, 2017 and 2016.

31

Results of Operations

Results of operations for the Years Ended December 31, 2017 and 2016

The following table sets forth, for the periods indicated, certain data derived from our Statement of Operations (in millions):

	Years Ended December 31,
	2017	2016	$ Change	% Change
Total Revenue	$43.0	$29.1	13.9	48%
Cost of revenue	22.2	13.7	8.5	62%
Gross profit	20.7	15.4	5.3	35%

Sales and marketing	14.5	10.5	4.0	39%
General and administrative	16.0	6.1	9.9	164%
Recurring general and administrative expenses	12.8	6.1	6.7	112%
Non-recurring expenses, excluding legal settlement	3.2	-	3.2	100%
Legal settlement	3.5	-	3.5	100%
Depreciation and amortization	1.1	0.6	0.5	87%
Operating loss	(14.4)	(1.8)	(12.9)	699%

Earnings from joint venture	1.5	0.4	1.1	291%
Loss on revaluation of warrant liability	(0.5)	-	(0.5)	100%
Interest expense	(1.3)	(1.7)	0.4	(25)%
Loss from continuing operations before income taxes	$(14.8)	$(3.2)	(11.6)	365%

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Statement of Operations (in millions):

	Years Ended December 31,
	2017	2016
Total Revenue	$100%	$100%
Cost of revenue	52%	47%
Gross profit	48%	53%

Sales and marketing	34%	36%
General and administrative	37%	21%
Recurring general and administrative expenses	30%	21%
Non-recurring expenses, excluding legal settlement	7%	0%
Legal settlement	8%	0%
Depreciation and amortization	3%	2%
Operating loss	(34)%	(6)%

Earnings from joint venture	3%	0%
Loss on revaluation of warrant liability	(1)%	0%
Interest expense	(3)%	(6)%
Loss from continuing operations before income taxes	$(33)%	$(11)%

Earnings

The Company reported a net loss from continuing operations before income taxes and earnings from joint ventures for the year ended December 31, 2017 of approximately $14.8 million compared to a net loss from continuing operations for the year ended December 31, 2016 of approximately $3.2 million, representing an increase in net loss of approximately $11.6 million. The increase in net loss is due primarily to the $5.3 million increase in gross profit from continuing operations, a $1.1 million increase in earnings from the joint venture, and $0.4 million decrease in interest expense. These were offset by an increase of: (i) $9.9 million in general and administrative costs from continuing operations comprised of a $6.7 million increase in recurring general and administrative expenses and a $3.2 million increase in non-recurring general and administrative expenses excluding legal settlements, (ii) $4.0 million increase in sales and marketing expense from continuing operations, (iii) $3.5 million from a legal settlement, (iv) $0.5 million increase in depreciation and amortization, (v) $0.5 million increase in loss from revaluation of warrant liabilities.

The Company reported a net loss from continuing operations on a fully diluted basis of $0.69 per share for the year ended December 31, 2017 based on 21,249,985 weighted average shares outstanding, as compared to net loss from continuing operations of $0.18 per share for the year ended December 31, 2016, based on 18,247,364 weighted average shares outstanding. The increase in the number of weighted average shares reflects the issuance of shares of common stock due to 1,358,482 shares issued upon the exercise of stock options.

During 2017 we sold our SMS business. All the results of the SMS business are reported in discontinued operations and the operating results for 2017 and 2016 exclude the SMS business. The excluded revenue for the SMS business was $0.1 million for the year ended December 31, 2017 and $5.4 million for the corresponding period in 2016.

Revenue

During the year ended December 31, 2017, our revenue increased by $13.9 million, or 48% to $43.0 million as compared to $29.1 million for the year ended December 31, 2016. This increase was primarily due to an increase in the number of campaigns and the execution of larger deals as we continue to expand our direct sales force and increase our customer base, resulting in a $5.4 million increase in gross profit.

During the year ended December 31, 2017, contracts with one specific advertising agency accounted for 11% of the Company’s total revenue. During the year ended December 31, 2016, one customer accounted for 19% of the Company’s total revenues from multiple advertising contracts with multiple media placement customers.

Expenses

Our cost of revenue, which represents the costs primarily associated with media placement revenues, increased by $8.5 million, or 62%, to $22.2 million for the year ended December 31, 2017, compared to $13.7 million for the year ended December 31, 2016. Cost of revenue has increased faster than revenue due to lower margins on television media contracts, the costs of acquiring new customers as we continue to diversify our customer base and enter into business with larger customers, in addition to continued depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our media placement business, which is included in cost of revenue. Our technology investment that drives our revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the year ended December 31, 2017 and December 31, 2016, amortization of software development costs increased 34% from $662,000 to $889,000 due to the increased investment in developing our platform.

Sales and marketing expense, increased $4.1 million, or 39%, to $14.5 million for the year ended December 31, 2017. This increase is due primarily to the expansion of our direct sales force and customer management personnel, which trends in line with the increase in media placement revenue. Sales and marketing expense decreased as a percentage of revenue from 36% to 34% for the year ended December 31, 2017 and December 31, 2016, respectively, as we continue to refine and create efficiencies within our sales process.

General and administrative expenses excluding certain non-recurring expenses, increased by approximately $6.7 million to $12.8 million for the year ended December 31, 2017 compared to $6.1 million for the year ended December 31, 2016. The increase in general and administrative expenses was primarily due to the increases in compensation expense for the executive team, including the expansion of non-executive headcount hires as we continue to reinvest in the business.

Certain non-recurring expenses, which are classified in general and administrative expenses and are broken out in the table below, amounted to approximately $6.7 million for the year ended December 31, 2017 with no prior period comparison for the prior year. Once concluded, we expect these fees will not continue as an ongoing expense. There are five major categories of these non-recurring expenses as follows:

Rounded to nearest 000’s
Year Ended December 31, 2017
Other Litigation (a)	$3,526,000
Contested solicitations pending or threatened against the Company (b)	2,020,000
Investigations of former executives (c)	741,000
Class action lawsuits (d)	235,000
Section 382 Rights Plan (e)	135,000
Total	$6,657,000

(a)	These fees represent other litigation matters which upon completion, are not expected to increase. For further information regarding litigation matters, see Note 16 – Commitments and Contingencies.

(b)	These fees represent professional fees and other costs, including, proxy solicitation, public relations and other fees incurred in responding to activist shareholder campaigns against the Company.

(c)	These fees represent the legal fees and cost of the forensic accounting to determine the amounts of company funds used by our former officers for personal use during 2015 and 2016. The inquiry is complete, and the increase in fees is due to procedures required by our new auditor.

(d)	These fees primarily represent the insurance deductible, known as the retention, against our D&O insurance coverage to cover our out of pocket costs. Costs in excess of the retention are expected to be covered by our D&O Insurance. The retention is not expected to materially increase unless the settlement or judgement is beyond the coverage limits of our D&O insurance.

(e)	These fees represent the cost of analysis, valuation, preparation and filing of the section 382 shareholder rights plan. This project is complete, and the fee is not expected to increase.

For the year ended December 31, 2017, stock-based compensation expense increased $1.0 million or 75% from $1.3 million to $2.3 million due to the issuance of stock options and RSU’s.

Liquidity and Capital Resources

We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are primarily from the sale of common stock and issuance of debt. On February 9, 2018, the Company issued 2,600,000 shares of its common stock at a public offering price of $5.00 per share for gross proceeds of approximately $13.0 million. On February 22, 2018, the Company issued an additional 390,000 shares of common stock at an offering price of $5.00 per share, in connection with the exercise of an underwriter’s option, for gross proceeds of an additional $1.8 million.

At December 31, 2017, we had $3.6 million in cash, cash equivalents, and marketable securities compared to $8.7 million of cash, cash equivalents, and marketable securities at December 31, 2016. The decrease in cash is due primarily to the payment of principal and interest on debt, in addition to operating uses as further detailed below. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months.

At December 31, 2017, we had total assets of $27.4 million as compared to $30.1 million as of December 31, 2016. Accounts receivable increased $4.2 million to $13 million due to increased revenue during the year ended December 31, 2017. Other assets of $10.8 million decreased $0.9 million from $11.7 million due primarily to the change in useful life of our patent portfolio.

At December 31, 2017, we had total liabilities of $18.2 million as compared to $13.1 million as of December 31, 2016. Accounts payable and accrued expenses increased by a combined $11 million from $5.4 million to $16.4 million due primarily to the increased cost of sales trending in-line with the revenue increase, accrual of a legal settlement, and executive bonus compensation. All other liabilities decreased $7.5 million due primarily to the paydown of the note under the NPA.

A summary of our cash provided by and used in operating, investing, and financing activities is as follows (in millions):

	Years Ended December 31,			%
	2017	2016	Change	Change
Net cash (used in) operating activities - continuing operations	$(3.2)	$(3.8)	0.6	(15)%
Net cash (used in) provided by operating activities - discontinued operations	(0.2)	2.9	(3.1)	(108)%
Net cash (used in) operating activities	(3.4)	(0.9)	(2.5)	283%

Net cash (used in) investing activities - continuing operations	(1.0)	(1.5)	0.5	(33)%
Net cash provided by (used in) investing activities - discontinued operations	0.3	(0.4)	0.7	(184)%
Net cash (used in) investing activities	(0.7)	(1.9)	1.2	(62)%

Net cash (used in) provided by financing activities - continuing operations	(1.0)	8.9	(9.6)	(112)%
Net cash provided by financing activities - discontinued operations	-	-	-	-
Net cash (used in) provided by financing activities	(1.0)	8.9	(9.6)	(112)%

Net (decrease) increase in cash and cash equivalents	(5.1)	6.1	(11.2)	(184)%
Cash and cash equivalents - beginning of period	8.7	2.6	6.1	235%
Cash and cash equivalents - ending of period	$3.6	$8.7	(5.1)	(59)%

Net cash used by operating activities

Net cash used in operating activities for the year ended December 31, 2017 was $3.4 million, compared to $0.9 million used for the corresponding period in 2016. The decrease of approximately $2.5 million in net operating cash flows was due to approximately $0.6 million change in cash used in continuing operations significantly caused by certain non-recurring expenses, and a decrease of approximately $3.1 million in cash provided from discontinued operations.

Net cash used by investing activities

Net cash used by investing activities was $0.7 million for the year ended December 31, 2017 as compared to $1.9 million in the corresponding period for 2016. The increase is due primarily to the $0.5 million decrease in capitalized software development costs as new projects have not yet started amortization due to their release schedule, in addition to a decrease of $0.7 million in cash provided by discontinued operations.

Net cash provided by financing activities

Net cash used in financing activities was $1.0 million for the year ended December 31, 2017 compared to net cash provided of $8.9 million for the corresponding period in 2016 due to the proceeds of common stock and paydown of the debt in August 2017 as discussed in Note 11 – Notes Payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with the evaluation of allowance for doubtful accounts, long-lived assets, goodwill, capitalized software development costs, patent costs, income taxes, revenue recognition, and deferred revenue costs have the greatest potential impact on our consolidated financial statements.

Therefore, we consider these to be our critical accounting policies and estimates.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350, requires that goodwill be tested for impairment on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including determining the fair value. Significant judgments required to estimate the fair value including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. There were no triggering events or impairments recorded to goodwill for the periods presented.

Capitalized Software Development Costs

The Company accounts for costs incurred to develop or purchase computer software for internal use in accordance with ASC Topic 350-40 “Internal-Use Software.” As required by ASC 350-40, the Company capitalizes the costs incurred during the application development stage, which include direct costs including payroll and related payroll taxes and benefits. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over a period of three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, estimated economic life.

Patent and Patent Application Costs

Intangible assets include patents developed and purchased which are recorded at cost. The cost of the patents are capitalized and amortized over their useful lives.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method require the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the year ended December 31, 2017, and 2016, respectively. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The legislation significantly changed the U.S. tax law including a reduction to the corporate income tax rate from a maximum of 34% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed, in reasonable detail to complete the accounting for certain income tax effect of the Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to additional analysis and changes to estimates, additional regulatory guidance that may be issued, changes in interpretations and assumptions the Company has made, and actions the Company may take because of tax reform. The accounting is expected to be complete in the second half of 2018.

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

The Company evaluates whether it is appropriate to recognize media placement revenue based on the gross amount billed to the customers or the net amount earned as revenue. When the Company is primarily obligated in a transaction, has latitude in establishing prices, is responsible for fulfillment of the transaction, has credit risk, or has several but not all of these indicators, revenue is recorded on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, the Company places the most weight on the analysis of whether it is the primary obligor in the arrangement.

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

Deferred revenue arises from timing differences between the delivery of services and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred revenue results from the advance payment for services to be delivered over a period of time, usually less than one-year increments

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and internal control over financial reporting as of the end of the period covered by this Annual Report.

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

Based upon that evaluation, management, including our principal executive and financial officer, concluded on March 31, 2018 that, due to the material weakness described below, our disclosure controls and procedures were not effective as of the Evaluation Date.

Notwithstanding the existence of the material weaknesses described below, management believes that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the period ended on Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

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

Management’s Annual Report on Internal Control over Financial Reporting

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified relates to an insufficient complement of finance and accounting resources within the organization to ensure the proper application of U.S. GAAP with respect to the Company’s complex non-routine transactions. This material weakness was in part attributable to high turnover with respect to the Company’s board of directors, management, chief financial officer, accounting staff and independent outside auditors over the last few years, particularly in the first three quarters of 2017. Specifically, we have determined that (1) our controls over complex non-routine transactions were not designed to capture all non-routine activities and (2) our controls were not designed to ensure that complex non-routine transactions are adequately analyzed and accounted for in accordance with GAAP.

Specifically, in the fourth quarter of 2017, the Company recorded certain audit adjustments with respect to the interim periods of 2017, including those relating to (i) our accounting treatment of certain professional fees from our July 2017 offering of common stock and (ii) our accounting treatment of revenue derived from our joint venture with Personalized Media Communications, LLC and the presentation of the earnings from such joint venture and (iii) the classification of the issuance of warrants as a liability with the related marked-to-market revaluation each reporting period. In addition, the Company recorded an audit adjustment with respect to the $3.5 million payment to the TAR Group to settle certain litigation and terminate our obligations under the NPA in the fourth quarter of 2017.

While the material weakness described above resulted in audit adjustments during our fourth quarter ended December 31, 2017, it did not result in any material misstatements of the Company’s consolidated financial statements or disclosures for any interim periods during, or for the annual periods of, our prior fiscal years. However, if not remediated, the material weakness could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Remedial Actions

We plan to address the material weaknesses identified as follows:

•	Augmentation of our finance and accounting staff with additional personnel and evaluation of our personnel in all key finance and accounting positions.

•	Documentation of key policies and internal control procedures for significant accounting areas with an emphasis on implementing additional procedures to identify and properly account for complex non-routine transactions.

•	Engagement with a national consulting firm to assist with SOX 404 design and implementation and enhance our Company’s control environment.

Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you, however, when we will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the caption “Directors, Executive Officers, and Corporate Governance” in our Proxy Statement for 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 (2018 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership  Reporting Compliance” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of SITO Mobile, Ltd. filed with the Secretary of State, State of Delaware September 25, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 7, 2013).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant filed with the Secretary of State of Delaware on September 26, 2014 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2014).
3.3	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2015).
3.4	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2016).
3.5	Amended and Restated Bylaws of SITO Mobile, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2017).
3.6	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 4, 2017 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
4.1	Section 382 Tax Benefits Preservation Plan, dated as of April 3, 2017, by and between SITO Mobile, Ltd. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
10.1+	2008 Stock Option Plan for SITO Mobile, Ltd. (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2008).
10.1.1+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2008 Stock Option Plan. (incorporated by reference to Exhibit 10.7.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 12, 2010).
10.5+	2009 Employee and Consultant Stock Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (SEC File No. 333-163557) filed with the SEC on December 8, 2009).
10.5.1+	Form of stock grant acknowledgement letter under 2009 Employee and Consultant Stock Plan (incorporated by reference to Exhibit 10.16.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 12, 2010).
10.6+	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and Mark Del Priore (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.7+	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and William A. Seagrave (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.8+	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and Thomas J. Pallack (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)

Exhibit No.	Description

10.9+	2010 Stock Option Plan (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 29, 2010).
10.9.1+	Certificate regarding amendment of 2010 Stock Plan (incorporated by reference to Exhibit 10.32.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 24, 2011).
10.9.2+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2010 Stock Plan (incorporated by reference to Exhibit 10.32.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 24, 2011).
10.9.4+	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.9.5+	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.9.6+	Form of Director RSU Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017)
10.10+	Form of Director’s and Officer’s Indemnification Agreement (incorporated by reference from the registrant’s Current Report on 8-K filed with the SEC on March 31, 2017).
10.11+	2017 Stock Option Plan for SITO Mobile, Ltd.
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 2, 2014).
23.1*	Consent of BDO USA LLP
23.2	Consent of RBSM LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITO MOBILE, LTD.

Date: April 2, 2018	By:	/s/ Thomas J. Pallack
Thomas J. Pallack,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 2, 2018	By:	/s/ Mark Del Priore
Mark Del Priore,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2018	/s/ Thomas J. Pallack
Thomas J. Pallack, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 2, 2018	/s/ Michael Durden
Michael Durden, Director

Date: April 2, 2018	/s/ Itzhak Fisher
Itzhak Fisher, Director

Date: April 2, 2018	/s/ Brent Rosenthal
Brent Rosenthal, Director

Date: April 2, 2018	/s/ Karen Seminara Patton
Karen Seminara Patton, Director

Date: April 2, 2018	/s/ Steven Bornstein
Steven Bornstein, Director

SITO Mobile, Ltd.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SITO Mobile, Ltd.

Jersey City, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of SITO Mobile, Ltd., (the “Company”) and subsidiaries as of December 31, 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2018.

/s/ BDO USA, LLP

New York, New York

April 2, 2018

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SITO Mobile, Ltd.

We have audited the accompanying consolidated balance sheet of SITO Mobile, Ltd. (the “Company”) as of December 31, 2016, and the related consolidated statement of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SITO Mobile, Ltd. at December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RBSM LLP

New York, NY

April 17, 2017

SITO Mobile, Ltd.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

Assets
Current assets
Cash and cash equivalents	$3,611,438	$8,744,545
Accounts receivable, net	13,005,718	8,842,256
Prepaid expenses	374,380	229,039
Assets from discontinued operations	10,596	870,716

Total current assets	17,002,132	18,686,556

Property and equipment, net	449,949	410,688

Other assets
Capitalized software development costs, net	1,485,285	1,698,992
Intangible assets:
Patents	742,574	1,315,818
Other intangible assets, net	1,168,007	1,439,007
Goodwill	6,444,225	6,444,225
Other assets	92,420	150,038

Total other assets	9,932,511	11,048,080

Total assets	$27,384,592	$30,145,324

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,506,902	$3,184,237
Accrued expenses	9,911,540	2,180,944
Deferred revenue	-	245,407
Current obligations under capital lease	2,756	3,446
Note payable, net - current portion	-	2,896,893
Warrant liability	1,539,388	-
Liabilities from discontinued operations	210,789	607,236

Total current liabilities	18,171,375	9,118,163

Long-term liabilities
Obligations under capital lease	-	2,756
Note payable, net	-	3,952,827

Total long-term liabilities	-	3,955,583

Total liabilities	18,175,375	13,073,746

Commitments and contingencies - See notes 16

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 22,039,529 shares issued and outstanding as of December 31, 2017 and $.001 par value; 100,000,000 shares authorized, 20,681,047 shares issued and outstanding as of December 31, 2016	22,038	20,680
Additional paid-in capital	165,008,928	157,829,709
Accumulated deficit	(155,817,749)	(140,778,811)

Total stockholders' equity	9,213,217	17,071,578

Total liabilities and stockholders' equity	$27,384,592	$30,145,324

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2017	2016

Revenue
Media placement	$42,859,777	$28,911,717
Licensing and royalties	130,653	140,238
Total revenue	42,990,430	29,051,955

Cost of Revenue
Cost of revenue	22,242,286	13,705,459
Gross profit	20,748,144	15,346,496

Operating Expenses
Sales and marketing	14,522,230	10,470,543
General and administrative	16,029,040	6,074,001
Legal settlement - See notes 16	3,500,000	-
Depreciation and amortization	1,137,985	608,649
Total operating expenses	35,189,255	17,153,193

(Loss) from operations	(14,441,111)	(1,806,697)

Other Income (Expense)
Earnings from joint venture	1,464,754	375,000
Loss on revaluation of warrant liability	(477,810)	-
Interest expense, net of interest income	(1,296,436)	(1,738,231)

Net (loss) before income taxes	(14,750,603)	(3,169,928)

Income tax benefit (expense)	80,522	(114,278)

Net (loss) from continuing operations	(14,670,081)	(3,284,206)

Discontinued Operations
(Loss) income from operations of discontinued component	(368,857)	1,880,220

Net (loss) income from discontinued operations	(368,857)	1,880,220

Net (loss)	$(15,038,938)	$(1,403,986)

Basic and diluted net (loss) per share
Continuing operations	(0.69)	(0.18)
Discontinued operations	(0.02)	0.10
Basic and diluted net (loss) per share	$(0.71)	$(0.08)

Basic and diluted weighted average shares outstanding	21,249,985	18,247,364

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2015	17,157,520	$17,156	$144,538,247	$(139,374,825)	$5,180,578

Shares issued on exercise of stock options	256,860	257	1,068,816	-	1,069,073
Compensation recognized on option grants	-	-	1,337,912	-	1,337,912
Issuance of stock for restructuring of debt	200,000	200	567,800	-	568,000
Issuance of common stock	3,066,667	3,067	10,316,934	-	10,320,001
Net (loss) for the year ended December 31, 2016	-	-	-	(1,403,986)	(1,403,986)

Balance - December 31, 2016	20,681,047	20,680	157,829,709	(140,778,811)	17,071,578

Shares issued on exercise of stock options	158,482	158	221,273	-	221,431
Issuance of common stock and warrants, net	1,200,000	1,200	4,612,233	-	4,613,433
Compensation recognized on option grants	-	-	2,165,882	-	2,165,882
Compensation recognized on restricted stock units	-	-	179,830	-	179,830
Net (loss) for the period ended December 31, 2017	-	-	-	(15,038,938)	(15,038,938)

Balance - December 31, 2017	22,039,529	$22,038	$166,008,928	$(155,817,749)	$9,213,217

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016

Cash Flows from Operating Activities
Net (loss)	$(15,038,938)	$(1,403,986)
Less: (loss) income from discontinued operations, net of tax	(368,857)	1,880,220
(Loss) from continuing operations	(14,670,081)	(3,284,206)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	152,012	129,718
Amortization expense - software development costs	889,357	662,003
Amortization expense - patents	714,973	203,459
Amortization expense - discount of debt	794,548	767,393
Amortization expense - deferred costs	37,676	40,440
Amortization expense - intangible assets	271,000	275,470
Provision for bad debt	576,386	536,204
Loss on disposition of assets	6,024	-
Stock option compensation expense	2,165,392	1,332,946
Loss on revaluation of warrant liability	477,810	-
Restricted stock compensation expense	179,830	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(4,739,849)	(4,440,287)
(Increase) in prepaid expenses	(145,341)	(117,602)
Decrease (increase) in other assets	19,941	(19,118)
Increase (decrease) in accounts payable	3,322,662	(898,919)
Increase in accrued expenses	7,730,598	1,013,817
Increase (decrease) in deferred revenue	(245,407)	(222,806)
(Decrease) increase in accrued interest	(727,603)	247,810
Net cash (used in) operating activities - continuing operations	(3,190,074)	(3,773,678)
Net cash (used in) provided by operating activities - discontinued operations	(217,640)	2,884,196

Net cash (used in) operating activities	(3,407,714)	(889,482)

Cash Flows from Investing Activities
Patents and patent applications costs	(141,728)	(176,717)
Purchase of property and equipment	(224,296)	(52,264)
Proceeds from sale of property and equipment	27,000	-
Capitalized software development costs	(675,649)	(1,243,506)
Net cash (used in) investing activities - continuing operations	(1,014,673)	(1,472,487)
Net cash provided by (used in) investing activities - discontinued operations	312,947	(370,867)

Net cash (used in) investing activities	$(701,726)	$(1,843,354)

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants	$6,000,000	$11,500,001
Proceeds from exercise of stock options	221,431	1,069,073
Stock issuance costs	(324,988)	(1,180,000)
Restructuring of debt	-	(100,000)
Principal reduction on obligation under capital lease	(3,446)	(1,709)
Principal reduction on repayment of debt	(6,916,664)	(2,416,668)
Net cash (used in) provided by financing activities - continuing operations	(1,023,667)	8,870,697
Net cash (used in) financing activities - discontinued operations	-	(8,500)

Net cash (used in) provided by financing activities	(1,023,667)	8,862,197

Net (decrease) increase in cash and cash equivalents	(5,133,107)	6,129,361

Cash and cash equivalents - beginning of period	8,744,545	2,615,184

Cash and cash equivalents - ending of period	$3,611,438	$8,744,545

Supplemental Information:

Interest expense paid	$843,756	$529,895
Income taxes paid	$14,806	$34,629

Non-cash investing and financing activities:

For the years ended December 31, 2016

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

Depreciation is computed on the straight-line and accelerated methods for financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Software development	3 years
Equipment and computer hardware	5 years
Office furniture	5 years
Leasehold improvements	5 years

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350, requires that goodwill be tested for impairment on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including determining the fair value. Significant judgments required to estimate the fair value including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. There were no triggering events or impairments recorded to goodwill for the periods presented.

Capitalized Software Development Costs

The Company accounts for costs incurred to develop or purchase computer software for internal use in accordance with ASC Topic 350-40 “Internal-Use Software.” As required by ASC 350-40, the Company capitalizes the costs incurred during the application development stage, which include direct costs including payroll and related payroll taxes and benefits. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over a period of three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, estimated economic life.

Patent and Patent Application Costs

Intangible assets include patents developed and purchased which are recorded at cost. The cost of the patents are capitalized and amortized over their useful lives.

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

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the year ended December 31, 2017, and 2016, respectively. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The legislation significantly changed the U.S. tax law including a reduction to the corporate income tax rate from a maximum of 34% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed, in reasonable detail to complete the accounting for certain income tax effect of the Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to additional analysis and changes to estimates, additional regulatory guidance that may be issued, changes in interpretations and assumptions the Company has made, and actions the Company may take because of tax reform. The accounting is expected to be complete in the second half of 2018.

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

The Company evaluates whether it is appropriate to recognize media placement revenue based on the gross amount billed to the customers or the net amount earned as revenue. When the Company is primarily obligated in a transaction, has latitude in establishing prices, is responsible for fulfillment of the transaction, has credit risk, or has several but not all of these indicators, revenue is recorded on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, the Company places the most weight on the analysis of whether it is the primary obligor in the arrangement.

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

Deferred revenue arises from timing differences between the delivery of services and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred revenue results from the advance payment for services to be delivered over a period of time, usually less than one-year increments

Stock Based Compensation

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

Excluding discontinued operations, of the Company’s revenue earned during the year ended December 31, 2017, contracts with one specific advertising agency accounted for approximately 11% of total revenue. During the year ended December 31, 2016, approximately 19% was generated from contracts with an advertising agency.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) released “ASC 606 - Revenue from Contracts with Customers” which was updated in August 2015; Update 2015-14 – “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The Company will apply the accounting guidance within ASC 606 for our next annual reporting period beginning after December 15, 2017, including interim reporting periods within that reporting period. Upon initial evaluation, we believe the key changes in the standard that impact our revenue recognition relate to the allocation of contract revenue amongst various services and products, and the timing in which those revenues are recognized. We are still in the process of assessing the accounting update impact to potentially change the timing and presentation of certain revenues.

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

The standard may be applied retrospectively to each prior period presented, or using the modified retrospective approach, with the cumulative effect recognized as of the date of initial application. The Company will adopt the standard effective January 1, 2018, using the modified retrospective approach. The Company does not anticipate any material changes as a result of adopting the standard. The Company will complete the remainder of its evaluation during the first quarter of fiscal 2018.

In January 2016, the (“FASB”) issued an Accounting Standards Update (“ASU”) “ASU 2016 – 01 Recognition and Measurement of Financial Assets and Financial Liabilities” which changes requirements for the presentation and measurement of equity investments at fair value. The updated standard is effective for the Company beginning after December 15, 2017, including interim periods within that fiscal year. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

In February 2016, the FASB issued “ASU 2016 – 02 Leases” which requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The updated standard is effective for the Company on December 15, 2018. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

In March 2016, the FASB issued “ASU 2016 – 09 Improvements to Employee Share-Based Payment Accounting” which simplifies the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The updated standard is effective beginning after December 15, 2016 and interim periods within this annual period. There was not a material effect to the consolidated financial statements as a result of this standard.

In November 2016, the FASB issued “ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash”. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued “ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment”. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The guidance is effective for annual periods fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued “ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

Reclassification

Certain reclassifications have been made to conform the 2016 amounts to the 2017 classifications for comparative purposes. The expense information described above with respect to the year ended December 31, 2016 reflect certain reclassifications to properly compare such amounts to the corresponding expense information for the year ended December 31, 2017. In particular, we note that expenses associated with one of our vendors, which were initially classified as general and administrative expenses, were reclassified to cost of revenue and sales and marketing expenses. For the year ended December 31, 2016, $826,430 was reclassed out of general and administrative expenses in the amount of $413,215 to sales and marketing expenses, and $413,215 to cost of revenue. For the year ended December 31, 2017, $132,593 from general and administrative and $52,869 from sales and marketing was reclassed to cost of revenue.

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	December 31,
	2017	2016

Accounts receivable	$13,546,304	$9,302,208
Less: allowance for bad debts	(540,586)	(459,952)
Accounts receivable, net	$13,005,718	$8,842,256

4.	Property and Equipment, net

The following is a summary of property and equipment:

	December 31,
	2017	2016

Equipment and computer hardware	$250,589	$277,292
Office furniture	260,121	198,735
Leasehold improvements	342,230	206,902
Equipment held under capital lease	13,160	13,160
	866,100	696,089
Less: accumulated depreciation	(416,151)	(285,401)
	$449,949	$410,688

Depreciation expense for the years ended December 31, 2017 and 2016 was $152,012 and $129,718, respectively.

5.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	December 31,
	2017	2016

Capitalized software development costs	$3,428,846	$2,753,197
Less: accumulated amortization	(1,943,561)	(1,054,205)
	$1,485,285	$1,698,992

Amortization expense for the years ended December 31, 2017 and 2016 was $889,357 and $662,003, respectively.

As of December 31, 2017, amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending December 31,
2018	$831,375
2019	478,986
2020	174,924
$1,485,285

6.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	December 31,
	2017	2016

Patents	$2,572,939	$2,431,210
Less: accumulated amortization	(1,830,365)	(1,115,392)
	$742,574	$1,315,818

During the year ended December 31, 2017, the Company assessed the patent portfolio and as a result of the assessment, abandoned certain capitalized costs and revised the estimated useful lives which results in an increase of amortization costs of approximately $581,000 for the year ended December 31, 2017. The useful lives of the patents were revised from an original 7-year life to new lives, ranging from 1 to 14 years remaining life.

Amortization expenses for the years ended December 31, 2017 and 2016 was $714,973 and $203,459, respectively.

A schedule of amortization expense over the estimated remaining lives of the patents for the next five fiscal years and thereafter is as follows:

Year Ending December 31,
2018	$125,658
2019	125,646
2020	125,635
2021	125,622
Thereafter	240,013
$742,574

Other Intangible Assets, net

The following is a summary of other intangible asset costs:

	December 31,
	2017	2016

Technology	$970,000	$970,000
Customer relationships	870,000	870,000
Less: accumulated amortization	(671,993)	(400,993)
	$1,168,007	$1,439,007

Amortization expenses for the years ended December 31, 2017 and 2016 $271,000 and $275,470, respectively. Technology and customer relationships have useful lives of 10 and 5 years respectively.

A schedule of amortization expense over the estimated remaining lives of the other intangible assets for the next five fiscal years and thereafter is as follows:

Year Ending December 31,
2018	$271,000
2019	271,000
2020	187,536
2021	97,000
2022	97,000
Thereafter	244,471
$1,168,007

Goodwill

The Company does not amortize goodwill, but reduces the carrying amount of goodwill if management determines that its implied fair value has been impaired. The Company did not recognize an impairment expense for goodwill during the years ended December 31, 2017, and 2016, respectively.

7.	Accrued Expenses

The following is a summary of accrued expenses:

	December 31,
	2017	2016

Accrued payroll and related expenses	$4,690,512	$879,300
Accrued cost of revenues	940,032	1,085,585
Accrued professional fees	764,095	26,038
Accrued legal settlement	3,500,000	-
Other accrued expenses	16,900	190,021
	$9,991,540	$2,180,944

8.	Capital Leases

The Company leases an office equipment under a capital lease that expires in 2018. The equipment has a cost of $13,160 as of December 31, 2017 and 2016, respectively.

Minimum future lease payments under the capital lease at December 31, 2017 is $2,842, of which $86 represents interest. The net minimum lease payment is $2,756 which ends in 2018.

The effective interest rate charged on the capital lease is approximately 7.428% per annum. The lease provides for a $1 purchase option. Interest charged to operations for the years ended December 31, 2017 and 2016 was $345 and $591, respectively. Depreciation charged to operations for the years ended December 31, 2017 and 2016 was $2,632 and $2,632, respectively.

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

On February 7, 2017, the Company executed an Asset Purchase Agreement to sell the Wireless Application business for $400,000, of which $310,000 was received on the closing date and the remaining $90,000 will be paid upon the satisfaction of certain post-closing covenants. Of the $90,000 payable upon satisfaction of the post-closing covenants, $40,000 was earned and collected by the Company, with the remaining $50,000 not expected to be satisfied, for a total sale price of $350,000. The Company has reported the Wireless Application segment as Discontinued Operations in the Consolidated Statement of Operations and Consolidated Statements of Cash Flows with related assets and liabilities as of December 31, 2017 and 2016, included as Assets from discontinued operations and Liabilities from discontinued operations.

The following table presents the assets and liabilities of the Wireless Applications business, as Assets from discontinued operations and Liabilities from discontinued operations in the Consolidated Balance Sheets:

	December 31,
	2017	2016

Accounts receivable, net	$-	$430,151
Other prepaid expenses	-	9,455
Property, plant and equipment, net	6,951	35,516
Capitalized software development costs, net	-	389,863
Other assets	3,645	5,731
Assets from discontinued operations	$10,596	$870,716

Accounts payable	144,725	298,757
Accrued expenses	6,368	248,783
Deferred revenue	59,696	59,696
Current obligations under capital lease	-	-
Liabilities from discontinued operations	$210,789	$607,236

The following table presents the Discontinued Operations of the Wireless Applications business in the Consolidated Statement of Operations:

	December 31,
	2017	2016
Revenue
Wireless applications	$53,298	$5,362,819

Cost of Revenue
Cost of revenue	289,798	2,693,599
Gross profit	(236,500)	2,669,220

Operating Expenses
Sales and marketing	32,920	168,953
General and administrative	144,514	581,516
Depreciation and amortization	11,458	38,531
Total operating expenses	188,892	789,000

Other Income	56,535	-

Net (loss) income from discontinued operations	$(368,857)	$1,880,220

The following table presents the Wireless Applications business in the Consolidated Statement of Cash Flows:

	December 31,
	2017	2016

Net cash (used in) provided by discontinued operating activities	$(217,640)	$2,884,196
Net cash provided by (used in) discontinued investing activities	312,947	(370,867)
Net cash (used in) discontinued financing activities	-	(8,500)
Net increase in cash and cash equivalents	$95,307	$2,504,829

10.	Income Taxes

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The legislation significantly changed the U.S. tax law including a reduction to the corporate income tax rate from a maximum of 34% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed, in reasonable detail to complete the accounting for certain income tax effect of the Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The total impact to the Company’s US deferred taxes and current year tax provision related to the corporate rate reduction was approximately $8.2M. The ultimate impact may differ from these provisional amounts due to additional analysis and changes to estimates, additional regulatory guidance that may be issued, changes in interpretations and assumptions the Company has made, and actions the Company may take because of tax reform. The accounting is expected to be complete in the second half of 2018.

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

We are subject to taxation in the United States and various state jurisdictions. We are not currently under examination by the Internal Revenue Service (IRS) or any state taxing authority. With a few exceptions, the company is no longer subject to income tax examination by the IRS for the tax years ended on or before September 30, 2014. To the extent net operating losses are utilized, the tax years in which the losses were generated remain open to examination by the IRS.

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

	December 31,
	2017	2016

U.S. statutory rate	34.00%	34.00%
State, net of federal benefit	0.08%	(4.61)%
Corporate rate change	(55.80)%	-
Permanent differences	(0.89)%	(3.81)%
Less: valuation allowance	23.16%	(34.50)%
Effective tax rate	(0.55)%	(8.92)%

For 2017 and 2016, our effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of changes in valuation allowance and the legislation reducing the corporate income tax rate from a maximum of 34% to a flat 21% rate, effective January 1, 2018.

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax assets
Net operating losses	$11,041,188	$14,020,558
Stock based compensation	1,717,125	1,772,228
Allowance for doubtful accounts	133,774	181,175
Intangible assets	720,903	544,333
Other reserves and accrued liabilities	1,564,689	462,380
	15,177,679	16,980,674
Deferred tax liability
Property and equipment	(121,471)	(216,473)
Net deferred tax assets	15,056,208	16,764,201
Less: valuation allowance	(15,056,208)	(16,764,201)
Deferred tax asset - net valuation allowance	$-	$-

The net change in the valuation allowance for the year ended December 31, 2017 was $1,707,993.

As of December 31, 2017, the Company has a federal net operating loss carryover of approximately $47,087,334 and state net operating loss carryover of approximately $30,775,306 available to offset future income for income tax reporting purposes, which will expire in various years through 2037, if not previously utilized.

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

On April 3, 2017, the Company entered into a Tax Benefits Preservation Plan (the “Tax Benefits Protection Plan”). Effective April 3, 2017, the Board declared a dividend in the form of one preferred stock purchase right for each of the Company’s issued and outstanding common shares held of record as of the close of business on April 14, 2017.  The purpose of the Tax Benefits Protection Plan is to diminish the risk that the Company’s ability to use its net operating losses and certain other tax assets to reduce potential future federal income tax obligations would become subject to limitations by reason of the Company experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.  The Tax Benefits Protection Plan is intended to act as a deterrent to any person or group acquiring beneficial ownership of 4.99% or more of the outstanding Common Stock without the approval of the Board.

We adopted the provisions of ASC 740-10. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax provisions that have been taken or expected to be taken on a tax return. We evaluated our tax positions and state filings and have determined we had no material unrecognized income tax assets or liabilities for the years ended December 31, 2017 and 2016.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2017 and 2016, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet.

Income tax expense for 2017, and 2016, which was composed of the following, relates to state income and minimum tax and alternative minimum tax.

	December 31,
	2017	2016

Federal	$(24,572)	$24,572
State	(55,950)	90,099
Total current income taxes	$(80,522)	$114,671

We are not currently involved in any income tax examinations.

11.	Note Payable

	December 31,
	2017	2016
Notes Payable:
Principal outstanding	$-	$6,916,664
Accrued Interest	-	469,060
Accrued Termination Fee	-	258,543
	-	7,644,267
Less: discount on note payable	-	(794,547)
	-	6,849,720
Less: current portion, net	-	(2,896,893)
Long-term portion, net	$-	$3,952,827

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

On July 11, 2017, TAR SITO LendCo LLC (“TAR”), an entity owned and controlled by Julian Singer, the son of Karen Singer, acquired from Fortress Credit Opportunities V CLO Limited, CF EZ LLC, and CF DB EZ LLC all rights, title and interest as “Purchaser” and “Revenue Participant” under the NPA and related documents.

On August 1, 2017, the Company used approximately $4,900,000 of the proceeds of an offering common stock and warrants to prepay in full all outstanding principal, accrued and unpaid interest due through the date of repayment, and termination fees of $350,000 recorded as interest expense with respect to the Note. The Company has no further obligations with respect to the Note but as of December 31, 2017, remained obligated to continue to make payment with respect to the Revenue Stream upon the terms, and subject to the conditions, of the NPA.

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

The NPA contained certain standard Events of Default. The Company granted to the Collateral Agent, for the benefit of the Secured Parties, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to the Patents, which was evidenced by, and reflected in, a Patent License Agreement between the Company, its subsidiary Single Touch Interactive, Inc., and Fortress. The Patent License Agreement provides that the Collateral Agent may only use such license following an Event of Default. Pursuant to a Security Agreement among the parties, the Company granted the Collateral Agent a first priority senior security interest in all of the Company’s assets. The Company and the Collateral Agent assigned a value of $500,000 to the revenue sharing terms of the NPA and in accordance with ASC 470-10-25 “Debt Recognition”, the Company recognized $500,000 as deferred revenue and a discount on the Note that is amortized over the 42-month term of the Note using the effective interest method. For the years ended December 31, 2017 and 2016, the Company recognized $130,653 and $140,238, respectively, in licensing revenue and interest expense from amortization of the deferred revenue.

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

Interest expense on the Note for the years ended December 31, 2017 and 2016 was $374,287 and $833,704, respectively. Amortization of the discounts for the years ended December 31, 2017 totaled $794,548 and $767,393, respectively, which was charged to interest expense. Accrual of termination fees for the years ended December 31, 2017 was $91,457 and $98,166, respectively, which was charged to interest expense.

On February 20, 2018, the Company and TAR Mr. Julian Singer, Ms. Karen Singer and Mr. Gary Singer (collectively, the “TAR Group”), entered into a settlement agreement, pursuant to which the NPA was terminated and discharged and all pending litigation between the Company and the members of the TAR Group was dismissed with prejudice in exchange for a lump sum payment of $3.5 million from the Company to the TAR Group. No future amounts are due with respect to the NPA or the Revenue Stream and the lump sum payment has been recorded as of December 31, 2017.

See Note 18, “Subsequent Events.”

12.	Stock Based Compensation

During the year ended December 31, 2017, the Company recognized stock-based compensation expense totaling $2,165,882, through the vesting of 424,214 common stock options. Of the $2,165,882 in stock compensation expense, $1,348,769 is included in general and administrative expense, of which $437 is included in discontinued operations, and $817,113 is included in sales and marketing expense, of which $54 is included in discontinued operations. During the year ended December 31, 2016, the Company recognized stock-based compensation expense totaling $1,337,912, through the vesting of 630,361 common stock options. Of the $1,337,912 in stock compensation expense, $1,044,032 is included in general and administrative expense, of which $3,378 is included in discontinued operations, and $293,880 is included in sales and marketing expense, of which $1,588 is included in discontinued operations.

During the year ended December 31, 2017, the Company recognized restricted stock-based compensation expense totaling $179,830 which is entirely included in general and administrative expense. During the year ended December 31, 2016, the Company recognized $0 in restricted stock-based compensation expense.

13.	Related Party Transactions

On April 21, 2014, SITO Mobile R&D IP, LLC, the Company’s wholly-owned subsidiary, through a joint venture (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “JV License Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV granted the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“JV Patents”), including an exclusive license to assert the JV Patents against certain infringing parties in the media distribution industry. In exchange for the License, the Licensee has agreed to pay the JV an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”), subject to a right of the Licensee to renew the License for an additional four years. Under the arrangement, if the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License would be deemed to be perpetual. For JV Patent infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid and litigation costs incurred (“Share of Proceeds”). SITO Mobile R&D IP, LLC and PMC have agreed serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee has agreed to be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting the Licensee in such litigation, including attorneys’ fees. The Licensee will pay the Annual Fee and any Share of Proceeds to the JV. The Company is entitled to 30% of any proceeds received by the JV. In the event that the Licensee does not assert any infringement actions under its rights in the License prior to April 2019, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee. On May 23, 2017, the parties renewed the JV License Agreement for a perpetual license in exchange for an upfront payment to the JV of $4,500,000, of which the Company received $1,350,000 and reported as earnings from the JV in 2017. The Company’s share of the renewal fee was paid to the Note Purchaser in accordance with the terms of the NPA. (See Note 11 – Note Payable.) As of December 31, 2017, the Company has $0.0 in deferred revenue under the JV License Agreement.

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

The Company identified the warrants issued as part of the July 2017 offering as liabilities that are required to be presented on the consolidated balance sheets at fair value within Level 2 in the fair value hierarchy because we use inputs that are observable or can be corroborated by observable data. The Company measures the fair value on a recurring basis each reporting period for these warrants and for the year ended December 31, 2017, recorded a net loss on revaluation of the warrants of $477,810.

15.	Stockholders’ Equity

Common Stock

The holders of the Company’s common stock are entitled to one vote per share of common stock held.

During the year ended December 31, 2017, the Company issued 1,358,482 shares of common stock of which 158,482 shares were issued upon the exercise of stock options for which the Company received $221,431 in gross proceeds, and the Company received $5,675,012 in proceeds net of legal and accounting services in connection with the registration and issuance of 1,200,000 shares of common stock.

During the year ended December 31, 2016, the Company issued 3,523,527 shares of its common stock of which 200,000 shares were issued to Fortress Credit Co LLC at $2.84 per share for an aggregate amount $568,000, in consideration for the amendment of the NPA, 256,860 shares were issued for options exercised for which the Company received $1,069,073 in gross proceeds, and the Company received $10,320,001 in proceeds net of legal and accounting services in connection with the registration and issuance of 3,066,667 shares of common stock.

Warrants

The Company granted an aggregate of warrants to purchase an aggregate of 320,000 shares of its common stock during the year ended December 31, 2017, none of which have been exercised or expired.

During the year ended December 31, 2016, no warrants were granted, exercised, or expired.

Options

During the year ended December 31, 2017, the Company expenses performance options that were granted to its employees as detailed below.

The Company values options under the Binomial Option Model. The full value of option grants is charged to operations over the vesting period with option grants that vest immediately being fully charged on the date of grant.

Stock Incentive Plans

The Company established the 2017 Stock Incentive Plan while closing the 2008, 2009, and 2010 plans (collectively, the “Plans”) under which 2,500,000 shares have been reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. The Plans are administered by the Compensation Committee of the Board of Directors which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award. As of December 31, 2017, there were 157,834 shares available to grant under the 2017 Stock Incentive Plan.

A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. Options. Restricted Stock and Restricted Stock Units granted under the Plans vest as determined by the Company’s Compensation Committee. Options granted under the Plans expire over varying terms, but not more than ten years from the date of grant.

Stock option activity for 2017 and 2016 is as follows:

	Stock Option Activity Under the Plans
	Stock Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance - 12/31/15	2,593,257	$2.25 - $7.06	$4.78	2.82
Grants	844,000	$2.58 - $4.74	3.64
Exercised	(256,860)	$2.25 - $4.69	(4.16)
Cancellations	(1,268,010)	$2.50 - $6.50	(5.42)
Balance - 12/31/16	1,912,387	$2.50 - $7.06	$3.93	3.62
Grants	1,936,000	$2.60 - $6.66	5.49
Exercised	(158,482)	$2.50 - $6.87	(3.53)
Cancellations	(1,396,691)	$2.50 - $7.06	(4.06)
Balance - 12/31/17	2,293,214	$2.50 - $6.76	$5.20	7.93

For the years ended December 31, 2017 and 2016, the Company recognized compensation expense related to stock option grants of approximately $2.1 million and $1.3 million, respectively.

The estimated fair value of each option award granted was determined on the date of grant using an option pricing model with the following assumptions for option grants during the year ended December 31, 2017 and 2016, respectively.

	December 31,
	2017	2016
Weighted Average Risk-Free Interest Rate	2.38%	1.51%
Weighted Average Expected Volatility	95.49%	95.81%
Dividend Yield	-	-
Weighted Average Expected Option Term (Years)	9.48	5.74
Weighted Average Grant Date Fair Value	6.23	3.60

No dividend yield was assumed because the Company has never paid a cash dividend on its common stock and does not expect to pay dividends in the foreseeable future. Volatilities were developed using the Company’s historical volatility. The risk-free interest rate was developed using the U.S. Treasury yield for periods equal to the expected like of stock options on the grant date. The expected option term for grants made during 2017 and 2016 is based on the average expiration date of all stock options granted during the respective periods. This method of determining the expected holding period was utilized because the Company does not have sufficient historical experience from which to estimate the period.

A summary of the Company’s non-vested options to purchase shares as of December 31, 2017 and changes during the year ended December 31, 2017 and 2016 are presented below:

	Number of Options	Weighted Average Exercise Price
Non-Vested Balance - 12/31/15	$620,326	$2.92
Grants	844,000
Vested	(165,000)
Forfeited	(17,300)
Non-Vested Balance - 12/31/16	$1,282,026	$3.26
Grants	1,936,000
Vested	(244,214)
Forfeited	(924,812)
Non-Vested Balance - 12/31/17	$2,049,000	$6.07

A summary of the Company’s restricted stock activity as of December 31, 2017 and changes during the year ended December 31, 2017 and 2016 are presented below:

Restricted Stock Activity
	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested Balance - 12/31/15	-	$-
Grants	-	-
Vested	-	-
Forfeited	-	-
Non-Vested Balance - 12/31/16	-	$-
Grants	123,333	4.26
Vested	(8,621)	4.35
Forfeited	-	-
Non-Vested Balance - 12/31/17	114,712	$4.25

For the years ended December 31, 2017 and 2016 the Company recognized compensation related to restricted stock unit grants of approximately $0.2 million and $0, respectively. Additional compensation expense of $0.3 million relating to the unvested portion of restricted stock granted is expected to be recognized over a remaining average period of 1.10 years.

Warrants

The Company issued warrants as part of its offering in 2017. A summary of warrant activity is as follows:

	Warrants	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance - 12/31/15	-	-	$-	-
Grants	-	-	-
Exercised	-	-	-
Cancellations	-	-	-
Balance - 12/31/16	-	-	$-	-
Grants	320,000	$6.25	6.25
Exercised	-	-	-
Cancellations	-	-	-
Balance - 12/31/17	320,000	$6.25	$6.25	4.58

16.	Commitments and Contingencies

Operating Leases

The Company leases office space in Jersey City, New Jersey; Chicago, Illinois; Dallas, Texas; New York, New York; Atlanta, Georgia; Miami, Florida; Portland, Oregon; and Boston, Massachusetts. The Company’s Boise office space is subject to a 38-month lease that commenced on May 1, 2014. The Jersey City office lease, amended on November 6, 2014 and April 7, 2017, expires on January 31, 2019 and the Company has the option to extend the term for an additional five years. In addition to paying rent, under the terms of the Jersey City office lease the Company is also required to pay its pro rata share of the property’s operating expenses. The other office locations are month-to-month commitments. Rent expense for the years ended December 31, 2017 and 2016 was $480,818 and $424,832, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of December 31, 2017 for the next five fiscal years and in the aggregate are:

2018	$333,623
2019	322,152
2020	26,846
2021	-
2022	-
$682,621

Legal

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of December 31, 2017, the Company is not aware of any asserted or un-asserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require recognition under guidance in ASC 450.

SEC Lawsuit

On February 17, 2017, plaintiff Sandi Roper commenced a purported securities class action against us and certain of our current and former officers and directors in the United States District Court for the District of New Jersey captioned Roper v. SITO Mobile, Ltd., Case No. 17-cv-1106-ES-MAH (D.N.J. filed Feb. 17, 2017). On May 8, 2017, Red Oak Fund, LP, Red Oak Long Fund LP, Red Oak Institutional Founders Long Fund, and Pinnacle Opportunities Fund, LP (collectively, “Red Oak”) were appointed lead plaintiffs. On June 22, 2017, Red Oak filed an amended complaint, purporting to represent a class of shareholders who purchased our common stock between August 15, 2016 and January 2, 2017 (“Class Period”). The amended complaint names as defendants our directors and certain of our officers during the Class Period. It alleges that defendants violated section 11 the Securities Act in connection with the September 16, 2016 offering of stock, by allegedly omitting material information from the registration statement and prospectus, and that the individual defendants are liable as controlling persons under section 15 of the 1933 Act. The amended complaint also alleges that defendants violated section 10(b) of the Securities Exchange Act of 1934 ( “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder by allegedly making materially false or misleading statements regarding its media placement revenues, and that the individual defendants are liable as controlling persons under section 20(a) of the Exchange Act. The amended complaint seeks unspecified damages. Defendants moved to dismiss the amended complaint on September 1, 2017. That motion is pending. Discovery has not commenced, and no trial date has been set for this action.

TAR SITO

On November 3, 2017, a complaint was filed against the Company in the Supreme Court of the State of New York (the “Complaint”) by TAR. The Complaint alleges that the Company has breached its obligations to undertake best efforts to diligently pursue the monetization of the Patents under the NPA and to provide timely information with respect to the Company’s intellectual property to the Revenue Participant (as defined in the NPA), in addition to other alleged minor technical and curable defaults. However, the Company’s obligation to pay any amounts to TAR under the Agreement is entirely dependent on the generation by the Company of revenues from the monetization of the Patents, and the Company has not generated substantial revenues from these Patents to date. Notwithstanding the Complaint, the Company believes that it has diligently undertaken its best efforts to monetize the Patents (which efforts have been described in detail to TAR in writing), and that it has fully complied with all of the covenants under the Agreement and is not otherwise in default under the Agreement.

On February 20, 2018, the Company and the TAR Group, entered into a settlement agreement, pursuant to which the NPA was terminated and discharged and all pending litigation between the Company and the members of the TAR Group was dismissed with prejudice in exchange for a lump sum payment of $3.5 million from the Company to the TAR Group. No future amounts are due with respect to the NPA or the Revenue Stream and the lump sum payment has been recorded as of December 31, 2017.

See Note 18, “Subsequent Events”.

Fort Ashford

In November 2017, the Company received a complaint filed by Fort Ashford Funds, LLC (“Ashford”), in the Superior Court of the State of California, Orange County (the “Ashford Complaint”). The Ashford Complaint claims that the Company issued certain warrants to Panzarella Consulting, LLC and Patrick Panzarella (together “Panzarella”) giving them the option to purchase, in the aggregate, 5,000,000 shares of the Company’s common stock at a price of fifty cents ($.50) per share. Through a series of transfers, the purported warrants were allegedly transferred to Ashford, who which is now seeking to exercise such purported warrants or to obtain damages. However, the Company has made a thorough inquiry into these matters, and it is unaware of the existence of any warrant or other agreement that provides that the purported warrants exist or were ever issued to Panzarella or any other person. As of this time, the Ashford Complaint has failed to provide any evidence of the existence of the purported warrant, or the ability and right of Ashford to exercise such warrant. The Company has asserted a number of affirmative defenses to the claim in its Answer. As the case is in the initial discovery phase, no assessment can be made at this time. The Company believes the claims are baseless and plans to defend accordingly.

17.	Fourth Quarter Charges and Correction of Errors in Previously Reported Consolidated Financial Statements

During the three months ended December 31, 2017, the Company recorded the following adjustments and charges:

●	Settlement with TAR totaling $3.5 million as the Company was able to reasonably estimate the amount of the liability during the fourth quarter of 2017.
●	Reclassified previously recognized license fee revenue and recognized the balance of the perpetual license fee aggregating $1,464,754 as earnings from the Joint Venture for the year ended December 31, 2017 and reclassified $375,000 previously recognized as license fee revenue as earnings from the Joint Venture of $375,000 for the year ended December 31, 2016. The adjustment was made as the revenue from the licensing arrangement was concluded to be recognized as earnings from a joint venture. Additionally, in June 2017 the agreement became a perpetual license with no further obligations of the Company, allowing recognition of the renewal fee in June 2017 as a one-time addition to other income.
●

Reclassified certain professional fees, aggregating $315,931 million, previously charged to operations as costs relating to stock issuance costs for the three months ended September 30, 2017.

These costs were reclassified to equity as of September 30, 2017 as they directly related to closing costs of the offering.

●

Recognized warrants issued on July 28, 2017 as a liability with the corresponding marked-to-market revaluations as of each reporting period. A liability previously was not recognized. Using the Black Scholes Model, initial measurement of the warrants on July 28, 2017 was $1,061,578, as revalued to $1,698,034 and $1,539,388 as of September 30, 2017 and December 31, 2017 respectively. As a result of this change, a net loss of $477,810 was recorded to the statement of operations for fiscal 2017.

As of June 30, 2017, and for the three and six months ended June 30, 2017

	June 30, 2017
	Previously		As
	Reported	Adjustments	Revised
Assets
Current assets
Cash and cash equivalents	$3,176,550	$-	$3,176,550
Accounts receivable, net	9,980,386	-	9,980,386
Other prepaid expenses	540,183	-	540,183
Assets from discontinued operations	14,390	-	14,390

Total current assets	13,711,509	-	13,711,509

Property and equipment, net	500,581	-	500,581

Other assets
Capitalized software development costs, net	1,852,959	-	1,852,959
Intangible assets:
Patents	1,315,302	-	1,315,302
Other intangible assets, net	1,303,507	-	1,303,507
Goodwill	6,444,225	-	6,444,225
Other assets	112,815	-	112,815

Total other assets	11,028,808	-	11,028,808

Total assets	$25,240,898	$-	$25,240,898

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,109,088	$-	$6,109,088
Accrued expenses	1,935,235	-	1,935,235
Deferred revenue	408,225	(337,500)	70,725
Other current liabilities, including security deposit	7,500	-	7,500
Current obligations under capital lease	3,576	-	3,576
Note payable, net - current portion	4,399,981	-	4,399,981
Warrant liability	-	-	-
Liabilities from discontinued operations	266,011	-	266,011

Total current liabilities	13,129,616	(337,500)	12,792,116

Long-term liabilities
Obligations under capital lease	936	-	936
Deferred revenue, noncurrent portion	985,685	(985,685)	-

Total long-term liabilities	986,621	(985,685)	936

Total liabilities	14,116,237	(1,323,185)	12,793,052

Preferred stock	-	-	-
Common stock	20,715	-	20,715
Additional paid-in capital	158,428,152	-	158,428,152
Accumulated deficit	(147,324,206)	1,323,185	(146,001,021)
Total stockholders' equity	11,124,661	1,323,185	12,447,846

Total liabilities and stockholders' equity	$25,240,898	$-	$25,240,898

	Three Months Ended June 30, 2017
	Previously		As
	Reported	Adjustments	Revised
Revenue
Media placement	$10,725,454	$-	$10,725,454
License and royalties	78,667	(49,356)	29,311
Total revenue	10,804,121	(49,356)	10,754,765

Cost of Revenue
Cost of revenue	5,626,862	-	5,626,862
Gross profit	5,177,259	(49,356)	5,127,903

Operating expenses
Sales and marketing	3,735,131	-	3,735,131
General and administrative	4,087,978	-	4,087,978
Legal settlement	-	-	-
Depreciation and amortization	120,923	-	120,923
Total operating expenses	7,944,032	-	7,944,032

(Loss) from operations	(2,766,773)	(49,356)	(2,816,129)

Other Income (Expense)
Earnings from joint venture	-	1,372,541	1,372,541
(Loss) on revaluation of warrant liability	-	-	-
Interest expense, net of interest income	(352,147)	-	(352,147)

Net (loss) before income taxes	(3,118,920)	1,323,185	(1,795,735)

Income tax benefit (expense)	-	-	-

Net (loss) from continuing operations	(3,118,920)	1,323,185	(1,795,735)

Discontinued Operations
(Loss) from operations of discontinued component	(367,008)	-	(367,008)

Net (loss) income from discontinued operations	(367,008)	-	(367,008)

Net (loss) income	$(3,485,928)	$1,323,185	$(2,162,743)

Basic net income (loss) per share
Continuing operations	(0.15)	0.06	(0.09)
Discontinued operations	(0.02)	-	(0.02)
Basic net loss per share	$(0.17)	$0.06	$(0.10)

Basic weighted average shares outstanding	20,693,809	20,693,809	20,693,809

	Six Months Ended June 30, 2017
	Previously		As
	Reported	Adjustments	Revised
Revenue
Media placement	$17,247,586	$-	$17,247,586
License and royalties	201,496	(141,569)	59,927
Total revenue	17,449,082	(141,569)	17,307,513

Cost of Revenue
Cost of revenue	9,021,923	-	9,021,923
Gross profit	8,427,159	(141,569)	8,285,590

Operating expenses
Sales and marketing	7,212,042	-	7,212,042
General and administrative	6,418,432	-	6,418,432
Legal settlement	-	-	-
Depreciation and amortization	282,687	-	282,687
Total operating expenses	13,913,161	-	13,913,161

(Loss) from operations	(5,486,002)	(141,569)	(5,627,571)

Other Income (Expense)
Earnings from joint venture	-	1,464,754	1,464,754
(Loss) on revaluation of warrant liability	-	-	-
Interest expense, net of interest income	(743,761)	-	(743,761)

Net (loss) before income taxes	(6,229,763)	1,323,185	(4,906,578)

Income tax benefit (expense)	-	-	-

Net (loss) from continuing operations	(6,229,763)	1,323,185	(4,906,578)

Discontinued Operations
(Loss) from operations of discontinued component	(315,632)	-	(315,632)

Net (loss) income from discontinued operations	(315,632)	-	(315,632)

Net (loss) income	$(6,545,395)	$1,323,185	$(5,222,210)

Basic net income (loss) per share
Continuing operations	(0.30)	0.06	(0.24)
Discontinued operations	(0.02)	-	(0.02)
Basic net loss per share	$(0.32)	$0.06	$(0.25)

Basic weighted average shares outstanding	20,687,463	20,687,463	20,687,463

	Six Months Ended June 30, 2017
	Previously		As
	Reported	Adjustments	Revised
Net (loss)	$(6,545,395)	$1,323,185	$(5,222,210)
Less: (loss) income from discontinued operations, net of tax	(315,632)	-	(315,632)
(Loss) from continuing operations	(6,229,763)		(4,906,578)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Increase (decrease) in deferred revenue	1,148,503	(1,323,185)	(174,682)
Net cash (used in) operating activities - continuing operations	(2,061,618)	-	(2,061,618)
Net cash provided by operating activities - discontinued operations	237,374	(350,356)	(112,982)

Net cash (used in) provided by operating activities	(1,824,244)	(350,356)	(2,174,600)

Adjustments to reconcile net (loss) to net cash (used in) investing activities:
Net cash (used in) investing activities - continuing operations	(834,652)	-	(834,652)
Net cash (used in) investing activities - discontinued operations	(37,409)	350,356	312,947

Net cash (used in) provided by investing activities	(872,061)	350,356	(521,705)

Adjustments to reconcile net (loss) to net cash (used in) financing activities:
Net cash (used in) financing activities - continuing operations	(2,871,690)	-	(2,871,690)
Net cash (used in) financing activities - discontinued operations	-	-	-

Net cash (used in) provided by financing activities	(2,871,690)	-	(2,871,690)

Net decrease in cash and cash equivalents	(5,567,995)	-	(5,567,995)

Cash and cash equivalents - beginning of period	$8,744,545	$-	$8,744,545

Cash and cash equivalents - ending of period	$3,176,550	$-	$3,176,550

As of September 30, 2017, and for the three and nine months ended September 30, 2017

	September 30, 2017
	Previously		As
	Reported	Adjustments	Revised
Assets
Current assets
Cash and cash equivalents	$2,585,453	$-	$2,585,453
Accounts receivable, net	12,975,448	-	12,975,448
Other prepaid expenses	1,410,624	-	1,410,624
Assets from discontinued operations	14,861	-	14,861

Total current assets	16,986,386	-	16,986,386

Property and equipment, net	468,308	-	468,308

Other assets
Capitalized software development costs, net	1,666,814	-	1,666,814
Intangible assets:
Patents	746,075	-	746,075
Other intangible assets, net	1,235,757	-	1,235,757
Goodwill	6,444,225	-	6,444,225
Other assets	92,420	-	92,420

Total other assets	10,185,291	-	10,185,291

Total assets	$27,639,985	$-	$27,639,985

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,261,331	$-	$6,261,331
Accrued expenses	3,282,101	-	3,282,101
Deferred revenue	1,840,039	(252,431)	1,587,608
Other current liabilities, including security deposit	-	-	-
Current obligations under capital lease	3,642	-	3,642
Note payable, net - current portion	-	-	-
Warrant liability	-	1,698,034	1,698,034
Liabilities from discontinued operations	170,225	-	170,225

Total current liabilities	11,557,338	1,445,603	13,002,941

Long-term liabilities
Obligations under capital lease	-	-	-
Deferred revenue, noncurrent portion	900,616	(900,616)	-

Total long-term liabilities	900,616	(900,616)	-

Total liabilities	12,457,954	544,987	13,002,941

Preferred stock	-	-	-
Common stock	21,949	-	21,949
Additional paid-in capital	165,149,086	(1,377,509)	163,771,577
Accumulated deficit	(149,989,004)	832,522	(149,156,482)
Total stockholders' equity	15,182,031	(544,987)	14,637,044

Total liabilities and stockholders' equity	$27,639,985	$-	$27,639,985

	Three Months Ended September 30, 2017
	Previously		As
	Reported	Adjustments	Revised
Revenue
Media placement	$10,916,126	$-	$10,916,126
License and royalties	155,795	(85,069)	70,726
Total revenue	11,071,921	(85,069)	10,986,852

Cost of Revenue
Cost of revenue	5,342,189	-	5,342,189
Gross profit	5,729,732	(85,069)	5,644,663

Operating expenses
Sales and marketing	3,395,943	-	3,395,943
General and administrative	3,732,184	(315,931)	3,416,253
Legal settlement	-	-	-
Depreciation and amortization	713,903	-	713,903
Total operating expenses	7,842,030	(315,931)	7,526,099

(Loss) from operations	(2,112,298)	230,862	(1,881,436)

Other Income (Expense)
Earnings from joint venture	-	-	-
(Loss) on revaluation of warrant liability	-	(636,456)	(636,456)
Interest expense, net of interest income	(555,288)	-	(555,288)

Net (loss) before income taxes	(2,667,586)	(405,594)	(3,073,180)

Income tax benefit (expense)	-	-	-

Net (loss) from continuing operations	(2,667,586)	(405,594)	(3,073,180)

Discontinued Operations
(Loss) from operations of discontinued component	2,788	-	2,788

Net (loss) income from discontinued operations	2,788	-	2,788

Net (loss) income	$(2,664,798)	$(405,594)	$(3,070,392)

Basic net income (loss) per share
Continuing operations	(0.12)	(0.02)	(0.14)
Discontinued operations	0.00	-	0.00
Basic net loss per share	$(0.12)	$(0.02)	$(0.14)

Basic weighted average shares outstanding	21,597,130	21,597,130	21,597,130

	Nine Months Ended September 30, 2017
	Previously		As
	Reported	Adjustments	Revised
Revenue
Media placement	$28,163,712	$-	$28,163,712
License and royalties	357,291	(226,638)	130,653
Total revenue	28,521,003	(226,638)	28,294,365

Cost of Revenue
Cost of revenue	14,364,112	-	14,364,112
Gross profit	14,156,891	(226,638)	13,930,253

Operating expenses
Sales and marketing	10,607,985	-	10,607,985
General and administrative	10,150,616	(315,931)	9,834,685
Legal settlement	-	-	-
Depreciation and amortization	996,590	-	996,590
Total operating expenses	21,755,191	(315,931)	21,439,260

(Loss) from operations	(7,598,300)	89,293	(7,509,007)

Other Income (Expense)
Earnings from joint venture	-	1,464,754	1,464,754
(Loss) on revaluation of warrant liability	-	(636,456)	(636,456)
Interest expense, net of interest income	(1,299,049)	-	(1,299,049)

Net (loss) before income taxes	(8,897,349)	917,591	(7,979,758)

Income tax benefit (expense)	-	-	-

Net (loss) from continuing operations	(8,897,349)	917,591	(7,979,758)

Discontinued Operations
(Loss) from operations of discontinued component	(312,844)	-	(312,844)

Net (loss) income from discontinued operations	(312,844)	-	(312,844)

Net (loss) income	$(9,210,193)	$917,591	$(8,292,602)

Basic net income (loss) per share
Continuing operations	(0.42)	0.04	(0.38)
Discontinued operations	(0.01)	-	(0.01)
Basic net loss per share	$(0.44)	$0.04	$(0.39)

Basic weighted average shares outstanding	20,994,017	20,994,017	20,994,017

	Nine Months Ended September 30, 2017
	Previously		As
	Reported	Adjustments	Revised
Net (loss)	$(9,210,193)	$917,591	$(8,292,602)
Less: (loss) income from discontinued operations, net of tax	(312,844)	-	(312,844)
(Loss) from continuing operations	(8,897,349)		(7,979,758)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
(Gain) loss on revaluation of derivative warrant liability	-	636,456	636,456
Increase (decrease) in deferred revenue	2,495,248	(1,238,116)	1,257,132
Net cash (used in) operating activities - continuing operations	(4,426,928)	315,931	(4,110,997)
Net cash provided by operating activities - discontinued operations	143,900	(350,356)	(206,456)

Net cash (used in) provided by operating activities	(4,283,028)	(34,425)	(4,317,453)

Adjustments to reconcile net (loss) to net cash (used in) investing activities:
Net cash (used in) investing activities - continuing operations	(921,932)	-	(921,932)
Net cash (used in) investing activities - discontinued operations	(37,409)	350,356	312,947

Net cash (used in) provided by investing activities	(959,341)	350,356	(608,985)

Adjustments to reconcile net (loss) to net cash (used in) financing activities:
Stock issuance costs	-	(315,931)	(315,931)
Net cash (used in) financing activities - continuing operations	(916,723)	(315,931)	(1,232,654)
Net cash (used in) financing activities - discontinued operations	-	-	-

Net cash (used in) provided by financing activities	(916,723)	(315,931)	(1,232,654)

Net decrease in cash and cash equivalents	(6,159,092)	-	(6,159,092)

Cash and cash equivalents - beginning of period	$8,744,545	$-	$8,744,545

Cash and cash equivalents - ending of period	$2,585,453	$-	$2,585,453

18.	Subsequent Events

On February 9, 2018, the Company issued 2,600,000 shares of its common stock at a public offering price of $5.00 per share for gross proceeds of approximately $13.0 million. On February 22, 2018, the Company issued an additional 390,000 shares of common stock at an offering price of $5.00 per share, in connection with the exercise of an underwriter’s option, for gross proceeds of an additional $1.8 million.

On February 20, 2018, the Company the Company and TAR, Mr. Julian Singer, Ms. Karen Singer and Mr. Gary Singer (collectively, the “TAR Group”), entered into a settlement agreement, pursuant to which that NPA was been terminated and discharged and all pending litigation between the Company and the members of the TAR Group was dismissed with prejudice in exchange for a lump sum payment of $3.5 million to the TAR Group. Pursuant to such settlement, no further amounts are due with respect to the Revenue Stream.