Form 10-K/A
period 2017-12-31
SITO MOBILE, LTD.
filed 2018-04-30
CIK 1157817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding, as of April 26, 2018, was 25,115,570.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 of SITO Mobile, Ltd. (the “Company”, “our”, “we” and “us”), as originally filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018 (the “Original Form 10-K”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G.(3) to Form 10-K.

Item 15 of Part IV has also been amended and restated in its entirety to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits, and to file the 2017 Equity Incentive Plan for the Company as Exhibit 10.11 to correct a typographical error in the version of the plan filed with the Original Form 10-K. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons are our executive officers and directors and hold the offices set forth opposite their names.

Name	Age	Position
Brent Rosenthal	45	Chairman
Thomas Pallack	62	Chief Executive Officer, Director
Steven Bornstein	65	Director
Michael Durden	55	Director
Itzhak Fisher	61	Director
Karen Seminara Patton	45	Director
Mark Del Priore	40	Chief Financial Officer
William Seagrave	63	Chief Operating Officer
Chester Petrow	62	Chief Revenue Officer
Michael Blanche	31	Chief Technology Officer

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Directors

Brent Rosenthal joined our Board of Directors (the “Board”) on August 9, 2016 and has served as Non-Executive Chairman since June 5, 2017. Mr. Rosenthal is the founder of Mountain Hawk Capital Partners, LLC, an investment fund focused on small and micro-cap equities in the technology media telecom (TMT) and food industries. Mr. Rosenthal currently serves as chairman of the board of directors of comScore (OTC:SCOR) and as a director on the board of directors of RiceBran Technologies (NASDAQ:RIBT) and as a Special Advisor to the board of directors of Park City Group (NASDAQ:PCYG). Previously, Mr. Rosenthal was a Partner in affiliates of W.R. Huff Asset Management where he worked from 2002 through 2016. Mr. Rosenthal served on the board of directors of Rentrak Corporation (NASDAQ:RENT) from 2008 through 2016, including as the Non-Executive Chairman from 2011 through 2016.

Because of Mr. Rosenthal’s past media industry experience, as well as his corporate governance expertise, extensive experience as an investor and his past and current service on several public and private company boards, our Board has concluded that Mr. Rosenthal is qualified to serve as a member of our Board.

Thomas J. Pallack joined our Board and was appointed interim Chief Executive Officer on June 5, 2017, and was appointed Chief Executive Officer on June 26, 2017. Mr. Pallack had been the Co-Founder, Chief Executive Officer and Head of Sales of SBV Solutions — Strategic Business Velocity, a software sales company, since 2005. Mr. Pallack’s background encompasses more than 30 years of sales, sales operations, financial and business development experience with global technology software companies such as Oracle, Ariba and Consilium.

Because of Mr. Pallack’s sales experience, strategic planning experience, and technology industry financial transactions experience, as well as his service as a corporate advisor to public and private company boards, our Board has concluded that Mr. Pallack is qualified to serve as a member of our Board.

Steven Bornstein joined our Board on September 7, 2017. Mr. Bornstein currently works as a consultant for Activision Blizzard, a video game developer, and the Raine Group, a merchant bank focused on media and telecommunications. Mr. Bornstein served as the Chief Executive Officer of the NFL Network from 2003 to 2014, where he launched the network and managed the NFL’s media and sponsorship assets. He also previously served as the Chief Executive Officer of ESPN and the President of ABC Inc. and ABC Sports. Since 2014, he has served on the boards of Whip Networks and Second Spectrum, two privately-held companies, and serves as the Board Chair for the V Foundation for Cancer Research.

Because of Mr. Bornstein’s experience in the media industry and building global brands in the media sector, our Board has concluded that Mr. Bornstein is qualified to serve as a member of our Board.

Michael Durden joined our Board on June 2, 2017. Mr. Durden has been the owner of and principal consultant at Barrington Advisory Group, LLC, since August 2012. From 2013 to the present, Mr. Durden has served as an Operating Director of ClearPoint Investment Partners, a private equity firm. From 2006 through 2012, Mr. Durden served as a Senior Vice President at Experian, a global consumer data company. Mr. Durden has over twenty years of multi-discipline experience in the marketing data and analytics sectors. He has served on the boards of Archer, Inc. and several private companies.

Because of Mr. Durden’s extensive experience in strategy and marketing, as well as his experience in investment analysis and his previous board service as a director of a mobile marketing enterprise, our Board has concluded that Mr. Durden is qualified to serve as a member of our Board.

Itzhak Fisher joined our Board on June 2, 2017. Mr. Fisher has been the Chairman and Partner of Pereg Ventures, a venture capital firm, since 2005. From May 2016 through May 2017, Mr. Fisher was Chief Executive Officer of Harland Clarke, an integrated payment solutions, marketing services and retail company. From 2007 through 2014, Mr. Fisher served as the Executive Vice President of Nielsen, a global information, data, and measurement company. Mr. Fisher has over three decades of experience in mergers, acquisitions and initial public offerings and as an entrepreneur, investment manager and acquirer. Mr. Fisher has served as an advisor or on the board of directors of over a dozen public and private companies.

Because of Mr. Fisher’s experience in mergers and acquisitions and corporate finance, corporate governance expertise, extensive experience as an executive and service on several public and private company boards, our Board has concluded that Mr. Fisher is qualified to serve as a member of our Board.

Karen Seminara Patton joined our Board on September 7, 2017. Since 2011, Ms. Seminara Patton has been the Chief Financial Officer for Nickelodeon, a cable and satellite television network, where she is responsible for the accounting and financial reporting of the network. From 2008 to 2011, she served as the Chief Financial Officer for Bravo at NBC Universal. From June 2006 to September 2008, she served as the Vice President of Finance for NBC Universal. Ms. Seminara Patton began her career at Deloitte & Touche LLP.

Because of Ms. Seminara Patton’s extensive experience as an executive, as well as her high degree of financial acumen and experience with the application of accounting principles and financial reporting, as well as her experience forging industry partnerships and leading corporate evolution, our Board has concluded that Ms. Seminara Patton is qualified to serve as a member of our Board.

Executive Officers

Biographical information regarding Mr. Pallack, our Chief Executive Officer, is set forth above.

Mark Del Priore was appointed as our Chief Financial Officer on June 26, 2017. Mr. Del Priore previously served as Chief Financial Officer of Go Green Global Technologies Corp, a water and fuel technology licensing, marketing, manufacturing and development company, since November 2014, where he also served as a director since May 2013. From 1999 to 2013, Mr. Del Priore served as a Principal at W.R. Huff Asset Management Co., L.L.C., where he evaluated and oversaw a number of W.R. Huff’s public and private investments, including a substantial portfolio of technology, telecommunications and media companies.

William A. Seagrave was appointed as our Chief Operating Officer on June 26, 2017. Prior to joining us, from 2013 to 2017, Mr. Seagrave served as the Managing Partner of LHF Healthcare, a privately-held medical analytics technology company, where he was responsible for operations, product launches, sales and strategic partnerships. From 2011 to 2014, he was a Partner at Strategic Business Velocity Solutions, a technology and marketing consulting firm, and from 2006 to 2011, he served as a Senior Director with Cisco Systems, where he managed strategy and global product launches related to the Internet of Things. Mr. Seagrave was also formerly a Vice President in Application Sales at Oracle and a founding member of Oracle’s Applications team.

Chester Petrow was appointed as our Chief Revenue Officer on June 26, 2017. As Chief Revenue Officer of the Company, Mr. Petrow is responsible for leading our sales division, focusing on driving revenue and building industry relationships. Prior to joining us, Mr. Petrow built new business lines and developed domestic and international partnerships first at Oracle from 1994 to 1998 and then at Lawson, from 2009 to 2012. Mr. Petrow also worked at SAP Ariba from 1998 to 2001 where he raised capital and negotiated partnerships.

Michael Blanche was appointed as our Chief Technology Officer on April 24, 2017 and has been an employee of the Company since April 2015. As Chief Technology Officer of the Company, Mr. Blanche is responsible for leading the next phase of innovation and growth for the Company, focusing on identifying opportunities and developing technology that result in a competitive advantage and deliver return on investment. Upon joining the Company, Mr. Blanche initially served as the Company’s Senior Vice President of Technology & Innovation. From July 2013 to February 2015, he served as Head of Product at Momentum, a SaaS based education platform. From June 2010 to July 2012, he served as Head of Operations at Comsite, building a cloud based safety platform. In March 2017, he was part of the group to advise and develop the Location Based Advertising Measurement Guidelines issued by the Media Rating Council.

Director Independence

The NASDAQ Listing Rules require a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the NASDAQ Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Board undertook a review of the composition of our Board and its committees and the independence of each director. Based upon information provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that each of our directors, with the exception of Mr. Pallack, our Chief Executive Officer, is an “independent director” as defined under the NASDAQ Listing Rules. Our Board also determined that Ms. Seminara Patton and Messrs. Durden and Rosenthal, who comprise our Audit Committee, Messrs. Durden, Fisher and Bornstein, who comprise our Compensation Committee, and Messrs. Fisher, Durden and Rosenthal, who comprise our Governance and Nominating Committee, satisfy the independence standards for such committees established by the SEC and the NASDAQ Listing Rules, as applicable. In making the independence determinations set forth above, our Board considered the relationships that each such director has with our Company and all other facts and circumstances our Board deemed relevant in determining independence

Committees of the Board of Directors

To assist it in carrying out its duties, our Board has established three standing committees. These committees are the audit committee (the “Audit Committee”), the compensation committee (the “Compensation Committee”) and the governance and nominating committee (the “Governance and Nominating Committee”). The following table sets forth the composition of each of those committees:

Director	Audit Committee	Compensation Committee	Governance and Nominating Committee
Michael Durden	X	Chair	X
Itzhak Fisher		X	Chair
Brent Rosenthal*	Co-Chair		X
Steven Bornstein		X
Karen Seminara Patton*	Co-Chair

*	Audit Committee Financial Expert.

The functions of each of those committees are described below.

Audit Committee

Our Audit Committee is currently comprised of Ms. Seminara Patton (Co-Chair), Mr. Rosenthal (Co-Chair) and Mr. Durden. Our Board has concluded that all the members of our Audit Committee are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the NASDAQ Listing Rules. In addition, our Board has determined that (i) all three members of the Audit Committee satisfy the financial literacy requirements of the SEC, which require that each member of our Audit Committee be able to read and understand fundamental financial statements and have financial sophistication in accordance with the NASDAQ Listing Rules and (ii) each of Mr. Rosenthal and Ms. Seminara Patton qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Audit Committee met five times in 2017.

The duties and responsibilities of our Audit Committee are set forth in our Audit Committee’s charter adopted by our Board, which is available on our website (www.sitomobile.com).

Our Audit Committee oversees the financial reporting process for the Company on behalf of our Board and has other duties and functions as described in its charter.

Our Audit Committee serves to assist our Board in fulfilling its oversight responsibilities with respect to: (i) the Company’s systems of internal controls regarding finance, accounting, legal and regulatory compliance; (ii) the Company’s auditing, accounting and financial reporting processes generally; (iii) the Company’s financial statements and other financial information provided by the Company to its stockholders and the public; (iv) the Company’s compliance with its legal and regulatory requirements; and (v) the performance of the Company’s internal audit department and independent auditors.

Compensation Committee

Our Compensation Committee is currently comprised of Mr. Durden (Chair), Mr. Fisher and Mr. Bornstein. Our Board has determined that all of the members of our Compensation Committee are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the listing standards of NASDAQ. Our Compensation Committee met four times in 2017.

The duties and responsibilities of our Compensation Committee are set forth in our Compensation Committee’s charter adopted by our Board, which is available on our website (www.sitomobile.com).

Among its duties, our Compensation Committee recommends the compensation and benefits paid to our executive officers, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Revenue Officer.

Our Compensation Committee reviews and recommends salaries, bonuses and other forms of compensation paid to our executive officers and management, approves recipients of stock option awards and establishes the number of shares and other terms applicable to such awards.

Governance and Nominating Committee

Our Governance and Nominating Committee is currently comprised of Mr. Fisher (Chair), Mr. Durden and Mr. Rosenthal. Our Board has determined that all the members of our Governance and Nominating Committee are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the listing standards of NASDAQ. Our Governance and Nominating Committee met two times in 2017.

The duties and responsibilities of our Governance and Nominating Committee are set forth in our Governance and Nominating Committee’s charter adopted by our Board, which is available on our Company’s website (www.sitomobile.com).

Our Governance and Nominating Committee serves to assist our Board in fulfilling its oversight responsibilities with respect to: (i) developing and recommending to our Board a set of corporate governance principles applicable to the Company, and reviewing and reassessing the adequacy of such guidelines annually and recommending to our Board any changes deemed appropriate; (ii) developing policies on the size and composition of our Board; (iii) reviewing possible candidates for Board membership consistent with our Board’s criteria for selecting new directors; (iv) performing Board member performance evaluations on an annual basis; (v) annually recommending a slate of nominees to our Board with respect to nominations for our Board at the annual meeting of the Company’s stockholders; (vi) reviewing and discussing with our management the program that management has established to monitor compliance with the Company’s code of business conduct and ethics for directors, officers and employees; and (vii) generally advising our Board (as a whole) on corporate governance matters.

The process followed by our Governance and Nominating Committee to identify and evaluate candidates for Board membership includes (i) requests to Board members, our Chief Executive Officer, and others for recommendations; (ii) meetings from time to time to evaluate biographical information and background material relating to potential candidates and their qualifications; and (iii) interviews of selected candidates.

Our Governance and Nominating Committee also considers recommendations for nomination to our Board submitted by stockholders in accordance with the provisions contained in our by-laws (our “By-laws”). Each notice of nomination submitted in this manner must contain the information specified in our By-laws, including, but not limited to, information with respect to the beneficial ownership of our common stock or derivative securities that have a value associated with our common stock held by the proposing stockholder and its associates and any voting or similar agreement the proposing stockholder has entered into with respect to our common stock. To be timely, the notice must be received at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary of the date of the prior year’s annual meeting of stockholders. If the annual meeting of stockholders is advanced by more than 30 days, or delayed by more than 60 days, from the anniversary of the preceding year’s annual meeting of stockholders, or if no annual meeting of stockholders was held in the preceding year, notice by the stockholder, to be timely, must be received no earlier than the 120th day prior to the annual meeting of stockholders and no later than the later of (1) the 90th day prior to the annual meeting of stockholders and (2) the tenth day following the day on which we notify stockholders of the date of the annual meeting of stockholders, either by mail or other public disclosure. In evaluating the suitability of candidates to serve on our Board, including stockholder nominees, our Governance and Nominating Committee seeks candidates who are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and who meet certain selection criteria established by our Governance and Nominating Committee.

Director Attendance at Annual Meetings

Our policy is that all directors, absent special circumstances, should attend our annual meeting of stockholders.

Code of Ethics

On December 1, 2004, we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics will be provided to any person requesting it without charge. Our Code of Ethics is also available online at http://ir.sitomobile.com/governance-documents. We intend to post amendments to or waivers from, if any, certain provisions of our Code of Ethics (to the extent applicable to our directors; our executive officers, including our principal executive officer and principal financial officer; or our principal accounting officer or controller, or persons performing similar functions) at this location on our website. To request a hard copy of our Code of Ethics, please make a written request to our Chief Financial Officer c/o SITO Mobile, Ltd. at 100 Town Square Place, Suite 204, Jersey City, New Jersey 07310.

Board Leadership Structure

Mr. Rosenthal serves as Chairman of our Board and Mr. Pallack serves as our Chief Executive Officer. Our Board is responsible for the selection of the Chairman of the Board and the Chief Executive Officer. Our Board does not have a policy on whether or not the roles of Chief Executive Officer and Chairman should be separate and, if they are to be separate, whether the Chairman should be selected from the non-employee directors or be an employee.

We currently separate the roles of Chairman of our Board and Chief Executive Officer. This structure enables our Board to effectively exercise its role in oversight of the Company while allowing our Chief Executive Officer to focus on the management of the day-to-day conduct of our business. The Board may review and change its leadership structure in the future.

Board Role in Risk Oversight

One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including adopting guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal, regulatory and cybersecurity requirements. Our Governance and Nominating Committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Members of management responsible for particular areas of risk for the Company provide presentations, information and updates on risk management efforts as requested by our Board or a committee of our Board.

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to in this Amendment as the “reporting persons”) file with the SEC initial reports of ownership and reports of changes in ownership in our common stock. Such reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons and without conducting any independent investigation of our own, in 2017 all such Section 16(a) filing requirements were met, except that (i) one Form 4 was filed late by Mr. Blanche, resulting in 2 transactions not being reported on a timely basis, (ii) two Form 4s were filed late by Mr. Petrow, resulting in five transactions not being reported on a timely basis, (iii) one Form 4 was filed late by former director Betsy J. Bernard, resulting in two transactions not being reported on a timely basis, (iv) one Form 4 was filed late by Mr. Pallack, resulting in one transaction not being reported on a timely basis and (v) one Form 4 was filed late by Mr. Bornstein, resulting in five transactions not being reported on a timely basis.

Changes in Nominating Procedures

No material changes have been made to the procedures by which security holders may recommend nominees to our Board.

ITEM 11. EXECUTIVE COMPENSATION.

This Compensation Overview provides important information on our executive compensation programs and on the amounts shown in the executive compensation tables that follow. The compensation programs are governed by our Compensation Committee, which is comprised solely of independent directors of the Company.

The Company’s named executive officers for 2017 are set forth in the table below:

NEO	Position During Fiscal 2017
Thomas J. Pallack	Chief Executive Officer, appointed as Interim CEO June 5, 2017, appointed as CEO, June 26, 2017
Jerry Hug	Former Chief Executive Officer, resigned February 17, 2017
Richard O’Connell	Former Interim Chief Executive Officer, appointed February 2017, removed June 2, 2017
William A. Seagrave	Chief Operating Officer, appointed June 26, 2017
Mark Del Priore	Chief Financial Officer, appointed as Interim CFO June 2, 2017, appointed as CFO, June 26, 2017

Changes in Management in 2017

During the first three quarters of 2017, the Company underwent fundamental changes and substantial turnover with respect to our Board and management. In the first quarter of 2017, both our Chief Executive Officer and Chief Financial Officer resigned and were replaced by interim executives. In June 2017, two stockholders who beneficially owned an aggregate of 5.2% of our common stock led a successful stockholder consent solicitation process that resulted in the removal of all of the then-current directors (other than Brent Rosenthal) and the election of five new directors to the Board.

The newly-constituted Board appointed a new Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Revenue Officer and instituted new compensation policies and practices designed to (i) create long-term value for stockholders by increasing accountability for the performance of the Company’s products; (ii) align the potential payouts under the Company’s compensation programs with the Company’s performance, and (iii) mitigate excessive risk-taking.

Best Practices

The following compensation decisions and practices demonstrate how the Company’s new 2017 executive compensation program reflects best practices and reinforces the Company’s culture and values:

●	Emphasis on At-Risk Pay — For our named executive officers, the majority of their total compensation opportunity is contingent upon the Company’s financial performance and appreciation in the market price of our common stock.

●	Equity-Based Compensation — Because the majority of the 2017 total compensation opportunity for our named executive officers is in the form of restricted stock units (“RSUs”), which are market-based, and stock options, we believe that the interests of our management is properly aligned with the long-term financial interests of the Company’s stockholders. Because the RSUs granted to our named executive officers only vest upon sustained performance of our common stock at prices higher than the Company’s current stock price, subject to continued service, we believe our management is properly incentivized to increase sustainable stockholder value.

●	Rigorous Performance Metrics — Both the bonus payments and the performance-based RSUs awarded to our new management team, including the named executive officers, are earned based on achieving rigorous strategic and financial performance goals. The 2017 bonus payments to our named executive officers are contingent on two metrics tied to financial and strategic performance: (i) revenue earned during the six months ended December 31, 2017 and (ii) the number of “Data Deals” (as described below in the “Annual Bonuses” section) consummated by our management team during such period. Vesting of RSUs for our named executive officers is contingent on the price of our common stock consistently remaining above certain thresholds for 65 consecutive trading days. As such, we believe that performance targets for annual bonuses incentivize strong short-term performance with respect to operational metrics and performance targets applicable to our RSUs are intended to be challenging over a longer time period.

●	No Excise Tax Gross-Up Payments — None of the named executive officers are entitled to gross-up payments in the event that any payments or benefits provided to her or him by the Company are subject to the golden parachute excise tax under Sections 280G and 4999 of the Internal Revenue Code.

●	Derivatives and Hedging Policy — The Company prohibits employees (including our named executive officers) and directors from engaging in hedging transactions with respect to any equity securities of the Company held by them.

●	Policy Against Pledging — The Company prohibits associates, employees (including our named executive officers) and directors from pledging any equity securities of the Company held by them.

Compensation Process and Objectives

The Company’s business is to develop customized, data-driven advertising solutions for brands and provide privacy-compliant data and strategic insights. We harness our proprietary location-based marketing intelligence platform to provide advertisement delivery, measurement and attribution services and consumer insights to brands, advertising agencies, out-of-home advertisers, media companies and non-media companies that utilize consumer insights for strategic decision-making purposes. Our products, fueled by our robust locational data, allow marketers and executive decision makers to better understand the movement and behaviors of their existing and prospective consumers.

To be successful, the Company must attract and retain key creative and management talents who thrive in this environment. The Company sets high goals and expects superior performance from these individuals. The Company’s executive compensation structure is designed to support this culture, encourage a high degree of teamwork, and reward individuals for achieving challenging financial and operational objectives that we believe lead to the creation of sustained, long-term stockholder value.

The Company’s executive compensation and benefit programs are designed to:

●	Drive high performance to achieve financial goals and create long-term stockholder value;

●	Reflect the strong team-based culture of the Company; and

●	Provide compensation opportunities that are competitive with those offered by similar marketing intelligence platforms and other companies with which the Company competes for high caliber executive talent.

The Compensation Committee, in consultation with management of the Company, oversees the executive compensation and benefits program for the Company’s named executive officers.

Elements of our Compensation Program

The primary elements of our 2017 executive compensation structure are base salary, annual bonuses, equity incentive awards and certain employee benefits. Each principal element of our executive compensation program for 2017 along with the objectives of each element are summarized in the following table and described in more detail below.

Compensation Element	Brief Description	Objectives
Base Salary	Fixed compensation	Provide a competitive, fixed level of cash compensation to attract and retain talented and skilled executives

Annual Bonuses	Variable, performance-based cash compensation earned based on achieving pre-established annual goals	Motivate executives to achieve or exceed our current-year financial goals and reward them for their achievements Aid in retention of key executives in a highly competitive market for talent

Equity Incentive Awards	Variable, equity-based compensation to promote achievement of longer-term goals	Align executives’ interests with those of our stockholders and encourage executive decision-making that maximizes growth and value creation over the long-term

Aid in retention of key executives and ensure continuity of management in a highly competitive market for talent

Employee Benefits and Perquisites	Participation in all broad-based employee health and welfare programs and retirement plans	Aid in retention of key executives in a highly competitive market for talent by providing overall benefits package competitive with industry peers

Base Salary

The base salary component of executive officer compensation is intended to provide a competitive, stable level of minimum compensation to each officer commensurate with the executive’s role, experience and duties. The Compensation Committee reviews and approves base salaries for our named executive officers based on several factors, including the individual’s experience, responsibilities, performance, expected future contribution, our expected financial performance and salaries of similarly situated executives of our public peers in our industry. The initial base salaries of our named executive officers are set forth in each such executive’s employment agreement.

In July 2017, following the appointment of Messrs. Pallack, Seagrave and Del Priore in June 2017, the Company entered into employment agreements with each such executive, which are described below (referred to as the “Employment Agreements”). The Employment Agreements set forth initial base salaries, which are set forth in the table below, that were established based on an evaluation of the factors describe above, our desire to reward and retain the key executives who we believe are instrumental to our success, and the competitiveness of base salaries based upon a review of publicly available data for our competitors.

Executive	Base Salary
Thomas J. Pallack	$350,000
William A. Seagrave	$300,000
Mark Del Priore	$225,000

Prior to his resignation, Mr. Hug received an annual base salary of $350,000, which was reviewed annually. Mr. O’Connell was paid an annualized base salary of $350,000 for his service as Interim Chief Executive Officer.

Annual Bonuses

The Compensation Committee historically awarded discretionary cash bonuses to reward performance. For 2017, the Employment Agreements with Messrs. Pallack, Seagrave and Del Priore established an incentive bonus opportunity based on Company performance. For 2018 and subsequent years, the Employment Agreements provide that Messrs. Pallack, Seagrave and Del Priore are eligible for incentive bonuses. Tying a portion of total compensation to annual Company performance permits us to adjust the performance measures each year to reflect changing objectives and those that may be of special importance for a particular year. Through this program, we seek to provide an appropriate amount of pre-established short-term cash compensation that is at-risk and tied to the achievement of certain short-term performance goals. Due to their respective departures from the Company, Messrs. Hug and O’Connell were not eligible for bonuses with respect to 2017.

The 2017 bonus payments to Messrs. Pallack, Seagrave and Del Priore are contingent on two metrics tied to financial and strategic performance: (i) revenue earned during the six months ended December 31, 2017 and (ii) the number of “Data Deals” consummated by our management team during such period.

The performance objectives and the associated target bonus amounts as a percent of salary are described in the table below.

In the event that the Company’s total revenues during the six months ended December 31, 2017 are at least:	And the Company executes not less than the number of Data Deals (as defined below) specified below:	Executive shall be entitled to a cash bonus of the following percentage of Executive’s Base Salary:
$20.0 million	Two (2)	50%
$22.5 million	Three (3)	100%
$25 million	Four (4)	200%

These performance objectives reflect the Board’s objectives for the Company’s new management following their appointment in June 2017. In particular, the Compensation Committee’s revenue targets reflected a desire for significant revenue growth over the prior year and a strategic transition from our traditional ad placement business in favor of our data business. The maximum revenue target for the six months ended December 31, 2017 was set at approximately 86% of the revenue target for the entire prior year.

Data Deals, as defined in each of the Employment Agreements, refers to either the sourcing of new data or data models that are not generally available in the Company’s data brokerage ecosystem and that are then available for inclusion in the Company’s data analytics, included in the Company’s sales packages and solutions for clients, used to create new avenues of the Company’s analytic results for client leverage, or the packaging of the Company’s data models, analytics, and insights for direct inclusion in sales and solutions to clients. Additionally, Data Deals include the multi-year licensing of the Company’s data assets to third parties for inclusion in their data and marketing assets and for which the Company receives periodic licensing revenue and for which the Company must provide periodic data updates.

The performance objectives are the same for the entire management team, reflecting our high value placed upon team performance. The actual bonus amounts vary only by differences in the base salary to which the above percentages are applied. The table below outlines the salaries and possible bonus amounts for each eligible named executive officer.

Executive	Base Salary	Bonus @ 50% of Base Salary	Bonus @ 100% of Base Salary	Bonus @ 200% of Base Salary
Pallack	$350,000	$175,000	$350,000	$700,000
Seagrave	$300,000	$150,000	$300,000	$600,000
Del Priore	$225,000	$112,500	$225,000	$450,000

The Company’s revenue for the six months ended December 31, 2017, excluding certain joint venture revenue, was $25.6 million and the Compensation Committee certified that the Company had executed four Data Deals during the same period. As a result, each of Mr. Pallack, Seagrave and Del Priore were awarded bonuses at 200% of target. In order to allow the Company to preserve cash for strategic purposes, each of Messrs. Pallack, Seagrave and Del Priore elected to receive (i) 25% of such bonus in cash and (ii) 75% of their 2017 bonuses in the form of fully-vested shares of common stock (with the number of shares determined based on an assumed price of $4.02 per share, representing the share price on March 29, 2018).

The bonus opportunities for Messrs. Pallack, Seagrave and Del Priore with respect to 2018 are contingent on Company performance as measured by revenue and EBITDA (defined as net income before interest expense, income tax expense, depreciation and amortization expense) earned during the year ending December 31, 2018. Threshold, target and maximum goals, along with relative weighting, are set forth in the table below. The target payout level was designed to be achievable with strong management performance and the maximum level was designed to encourage and reward our named executive officers for outstanding performance.

The approach to goal setting for 2018 bonuses involved a process of reviewing, among other things, our prior year’s financial performance and our short-term and long-term strategic objectives. We also took into account the need for setting goals that are challenging yet reasonably achievable so as to provide a competitive pay package necessary for the retention of our talent.

The performance objectives and the associated target bonus amounts as a percentage of salary are described in the table below.

Performance Metric	Weighting	Threshold 50% of base salary	Target 100% of base salary	Maximum 150% of base salary
Revenue	60%	$55.0 million	$59.0 million	$68.0 million
EBITDA	40%	$1.0 million	$3.0 million	$4.0 million

All bonuses for 2018 are subject to continuous service through the date of payment and certification of performance by the Compensation Committee.

Equity Incentive Awards

We believe that equity awards are an important component of our executive compensation program. Equity compensation aligns our executives’ and stockholders’ interests by linking rewards with achievement of return to our stockholders based on our long-term growth plan.

In connection with the Employment Agreements, during 2017 we made one-time equity awards to each of Messrs. Pallack, Seagrave and Del Priore, which consisted of (i) options to purchase shares of our common stock and (ii) market-based RSUs, which will vest only in the event that the average closing price per share of our common stock reaches certain targets described below.

Executive	Stock Options ($6.01 Exercise Price)	RSUs
Pallack	400,000	1,028,050
Seagrave	100,000	225,468
Del Priore	100,000	225,468

The stock options vest ratably over four years, beginning on July 24, 2018, subject to continuous service, and have an exercise price of $6.01 based upon the closing price of a share of our common stock on the date of grant, which we believe will properly incentivize management to create and sustain stockholder value over a prolonged time period.

The RSUs vest only in the event that the average closing price per share of our common stock reaches certain targets for a period of 65 consecutive trading days, subject to continued service, as set forth in the table below.

Share Price Target Achieved and Sustained for 65 Consecutive Trading Days	Percentage of Award Vested
$7.00 per share	20%
$10.00 per share	an additional 30%
$15.00 per share	an additional 50%

We believe that the vesting conditions of the RSUs incentivize significant growth in stockholder value, particularly the per share price targets of $10.00 and $15.00, which are set significantly higher than the historic trading value of our common stock.

Due to their respective departures from the Company, Messrs. Hug and O’Connell did not receive grants of equity compensation in 2017.

Benefits and Prerequisites

Other than health insurance and a 401(k) plan, we do not currently provide any employee benefit or retirement programs.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement, including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

In November 2017, the Board approved a housing stipend for certain executives, including Messrs. Pallack and Seagrave, to relocate to live near our corporate headquarters in Jersey City, NJ.

Employment Agreements with our Named Executive Officers as in Effect During Fiscal Year 2017

Jerry Hug. We entered into an employment agreement with our former CEO, Jerry Hug, when he joined the Company as our director of Corporate Development, effective July 1, 2011. Pursuant to the terms of the employment agreement with Mr. Hug, we agreed to pay Mr. Hug an annual salary, which was reviewed annually, and discretionary cash bonuses. Effective February 17, 2017, Mr. Hug resigned from his positions with the Company. Under the circumstances of his departure, Mr. Hug did not receive any severance payment under his employment agreement.

Richard O’Connell. Mr. O’Connell served as Interim Chief Executive Officer from February 17, 2017 through June 2, 2017. While he did not enter into an employment agreement with the Company, pursuant to Mr. O’Connell’s offer letter, Mr. O’Connell was entitled to a base salary of $350,000 per year and was employed on an “at-will” basis. Under the circumstances of his departure, Mr. O’Connell did not receive any severance payment under his offer letter.

Thomas J. Pallack. Effective July 24, 2017, we entered into an employment agreement with Mr. Pallack. Pursuant to the terms of the employment agreement dated July 24, 2017, Mr. Pallack is eligible for the following in compensation: (i) an annual base salary of $350,000, (ii) a grant of stock options to purchase 400,000 shares of our common stock, which will vest ratably over four years, and (iii) a grant of 1,028,050 RSUs which will vest with respect to (A) 20% of such shares in the event the average closing price of our common stock is at least $7.00 per share for 65 consecutive trading days, (B) an additional 30% of such shares in the event the average closing price of our common stock is at least $10.00 per share for 65 consecutive trading days and (C) the remaining 50% of such shares in the event the average closing price of our common stock is at least $15.00 per share for 65 consecutive trading days, subject to continued service. For the fiscal year ended December 31, 2017, Mr. Pallack was eligible for a cash bonus based upon the Company’s revenue during the six months ended December 31, 2017 and the number of Data Deals executed during the year. Mr. Pallack is eligible for an incentive cash bonus in future fiscal years as well.

William A. Seagrave. Effective July 24, 2017, we entered into an employment agreement with Mr. Seagrave. Pursuant to the terms of the employment agreement dated July 24, 2017, Mr. Seagrave is eligible for the following in compensation: (i) an annual base salary of $300,000, (ii) a grant of options to purchase 100,000 shares of our common stock, which will vest ratably over four years, and (iii) a grant of 225,468 RSUs which will vest with respect to (A) 20% of such shares in the event the average closing price of our common stock is at least $7.00 per share for 65 consecutive trading days, (B) an additional 30% of such shares in the event the average closing price of our common stock is at least $10.00 per share for 65 consecutive trading days and (C) the remaining 50% of such shares in the event the average closing price of our common stock is at least $15.00 per share for 65 consecutive trading days, subject to continued service. For the fiscal year ended December 31, 2017, Mr. Seagrave was eligible for a cash bonus based upon the Company’s revenue during the six months ended December 31, 2017 and the number of Data Deals executed during the year. Mr. Seagrave is eligible for an incentive cash bonus in future fiscal years as well.

Mark Del Priore. Effective July 24, 2017, we entered into an employment agreement with Mr. Del Priore. Pursuant to the terms of the employment agreement dated July 24, 2017, Mr. Del Priore is eligible for the following in compensation: (i) an annual base salary of $225,000, (ii) a grant of options to purchase 100,000 shares of our common stock, which will vest ratably over four years, and (iii) a grant of 225,468 RSUs which will vest with respect to (A) 20% of such shares in the event the average closing price of our common stock is at least $7.00 per share for 65 consecutive trading days, (B) an additional 30% of such shares in the event the average closing price of our common stock is at least $10.00 per share for 65 consecutive trading days and (C) the remaining 50% of such shares in the event the average closing price of our common stock is at least $15.00 per share for 65 consecutive trading days, subject to continued service. For the fiscal year ended December 31, 2017, Mr. Del Priore was eligible for a cash bonus based upon the Company’s revenue during the six months ended December 31, 2017 and the number of Data Deals executed during the year. Mr. Del Priore is eligible for an incentive cash bonus in future fiscal years as well.

Severance Benefits

Pursuant to the terms of the Employment Agreements with Messrs. Pallack, Seagrave and Del Priore, in the event of (i) termination without Cause (as defined in the Employment Agreements), (ii) termination by the executive for Good Reason (as defined in the Employment Agreements) or (iii) termination following a change in control, Messrs. Pallack, Seagrave and Del Priore will be entitled to receive severance benefits. The Employment Agreements with Messrs. Pallack, Seagrave and Del Priore provide for severance benefits as follows: (i) continuation of base salary for a period equal to twelve months following the termination date, (ii) a cash bonus equal to 100% of base salary which shall be paid at the time annual bonuses are generally paid to the Company’s other executives, (iii) accelerated vesting of certain equity awards, and (iv) payment of COBRA premiums for the executives and their eligible dependents for a period of twelve months. Receipt of severance benefits shall be contingent upon Messrs. Pallack, Seagrave and Del Priore executing and delivering a general release of claims in favor of the Company and its related persons.

In addition, the Employment Agreements with Messrs. Pallack, Seagrave and Del Priore provide for payment of: (i) any salary earned and accrued but unpaid prior to the termination date, (ii) payment for all accrued but unused paid time off and (iii) any documented business expenses incurred in accordance with the Company’s polices.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers during our fiscal years ended December 31, 2016 and December 31, 2017.

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Nonequity Incentive Plan Compensation ($)		All Other Compensation ($)	Total ($)

Thomas J. Pallack Chief Executive Officer (1)	2017	189,583	--	343,002	(2)	2,132,640	(3)	700,000	(4)		3,365,223

Jerry Hug Chief Executive Officer (5)	2017	59,306	--	--		--					59,306
	2016	305,139	144,471	--		1,009,833					1,459,443

Richard O’Connell Interim Chief Executive Officer (6)	2017	107,917	--	--		--					107,917

William A. Seagrave Chief Operating Officer(7)	2017	162,500	--	75,226	(2)	533,160	(3)	600,000	(4)		1,370,886

Mark Del Priore Chief Financial Officer(8)	2017	121,875	--	75,226	(2)	533,160	(3)	450,000	(4)		1,180,261

(1)	Mr. Pallack was appointed Interim Chief Executive Officer on June 5, 2017, and was appointed Chief Executive Officer on June 26, 2017.

(2)	In 2017, the Company made a one-time grant of market share-price-based RSUs to each of Messrs. Pallack, Seagrave and Del Priore pursuant to their respective Employment Agreements as described in “Elements of our Compensation Program – Equity Incentive Awards” above. Assuming that the highest level of performance conditions is met for the RSUs, a maximum of 1,028,050 shares of our common stock may be issued to Mr. Pallack, and 225,468 shares of our common stock may be issued to each of Messrs. Seagrave and Del Priore. The value of these awards on the grant date, if we were to assume that the highest level of performance conditions will be achieved, would be $2,091,461 for Mr. Pallack and, $458,691 for each of Messrs. Seagrave and Del Priore. The assumptions used by the Company in calculating these amounts were determined utilizing a Monte Carlo valuation model which requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but those estimates involve inherent uncertainties and the application of expense could be materially different in the future.

(3)	The amounts reported herein reflect a one-time grant of time-vested options to each of Messrs. Pallack, Seagrave and Del Priore pursuant to their respective Employment Agreements as described in “Elements of our Compensation Program – Equity Incentive Awards” above. The amounts shown in the table above reflect the grant date fair value of these time-vested options, calculated in accordance with FASB ASC Topic 718. Each such grant will vest ratably on the first four anniversaries of July 24, 2017, subject to continuous service. The amounts shown in the table above reflect the grant date fair value of these time-vested options, calculated in accordance with FASB ASC Topic 718. The assumptions used by the Company in calculating these amounts are incorporated herein by reference to the footnotes to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Each such grant will vest ratably on the first four anniversaries of the date of grant, subject to continuous service.

(4)	Represents 2017 performance-based annual incentive payments to Messrs. Pallack, Seagrave and Del Priore pursuant to their respective Employment Agreements as described in “Elements of our Compensation Program – Annual Bonuses” above. As noted therein, the named executive officers each elected to receive 75% of such incentive awards in shares of our common stock, resulting in 130,597 shares being issued to Mr. Pallack, 111,940 shares being issued to Mr. Seagrave and 83,955 shares being issued to Mr. Del Priore, less applicable withholding and taxes. All bonus payments are subject to continuous service through the date of payment or settlement, as applicable.

(5)	Mr. Hug resigned as Chief Executive Officer and director effective February 17, 2017.

(6)	Mr. O’Connell was appointed Interim Chief Executive Officer effective February 17, 2017 and was removed on June 2, 2017. Mr. O’Connell served as a director of the Company from February 18, 2016 through June 2, 2017.

(7)	Mr. Seagrave was appointed Interim Chief Operating Officer on June 2, 2017, and was appointed Chief Operating Officer June 26, 2017.

(8)	Mr. Del Priore was appointed Interim Chief Financial Officer on June 2, 2017, and was appointed Chief Financial Officer June 26, 2017.

Outstanding Equity Awards

The following table details the outstanding equity awards held by our named executive officers as of December 31, 2017.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (1)

Thomas J. Pallack	--	400,000	(2)	$6.01	7/24/2027	1,028,050	(3)	$6,908,496

Jerry Hug(4)	--	--		--	--	--		--

Richard O’Connell	5,000	--		$2.58	12/1/2018	--		--

William A. Seagrave	--	100,000	(2)	$6.01	7/24/2027	225,468	(3)	$1,515,144

Mark Del Priore	--	100,000	(2)	$6.01	7/24/2027	225,468	(3)	$1,515,144

(1)	Based on a per share price of $6.72, as of December 31, 2017.

(2)	The amounts reported herein reflect a one-time grant of time-vested options on July 24, 2017 to each of Messrs. Pallack, Seagrave and Del Priore pursuant to their respective Employment Agreements. Each such grant will vest ratably on the first four anniversaries of July 24, 2017, subject to continuous service.

(3)	The amounts reported herein reflect a one-time grant of performance-based RSUs to each of Messrs. Pallack, Seagrave and Del Priore pursuant to their respective Employment Agreements. Each such grant will vest with respect to (A) 20% of such shares in the event the average closing price of our common stock is at least $7.00 per share for 65 consecutive trading days, (B) an additional 30% of such shares in the event the average closing price of our common stock is at least $10.00 per share for 65 consecutive trading days and (C) the remaining 50% of such shares in the event the average closing price of our common stock is at least $15.00 per share for 65 consecutive trading days, subject to continuous service.

(4)	Mr. Hug resigned as an officer and director of the Company effective February 17, 2017. Unvested options held by Mr. Hug were forfeited immediately upon his resignation. Vested options held by Mr. Hug expired within 90 days of his resignation, in accordance with their terms.

DIRECTOR COMPENSATION

In connection with the change in the composition of our Board in June 2017, the Company’s policies and practices with respect to the compensation of non-employee directors were substantially revised.

From January 1, 2017 through June 2, 2017, each of our non-employee directors were entitled to receive:

●	an annual cash retainer of $30,000 (except that the Chairman of our Board was entitled to an annual cash payment of $45,000), payable quarterly.

●	a cash retainer of $250 for each committee or Board meeting that they attended in-person or telephonically.

●	an annual grant of options to purchase 20,000 shares of common stock (30,000 for the Chairman of our Board), which vested immediately upon grant and expired upon the earlier of the scheduled expiration date (which was the fifth anniversary of the grant date) or up to 18 months after the cessation of service, depending upon the circumstances of such cessation of service, whichever was sooner.

●	an annual grant of options to purchase 5,000 shares in connection with the chairmanship of any committee of the Board, which vested immediately upon grant and expired upon the earlier of the scheduled expiration date (which was the fifth anniversary of the grant date) or up to 18 months after the cessation of service, depending upon the circumstances of such cessation of service, whichever was sooner.

●	reimbursement of their expenses for travelling, hotel and other expenses reasonably incurred in connection with attending Board or committee meetings or otherwise in connection with the Company’s business.

From June 2, 2017 through December 31, 2017, each of our non-employee directors were entitled to receive:

●	an annual cash retainer of $50,000, payable quarterly.

●	an annual grant of time-vested RSUs that would vest upon the next annual meeting of stockholders, with a grant date fair value of $50,000;

●	a one-time grant of time-vested RSUs that would vest in equal installments on June 1, 2018 and June 1, 2019, with a grant date fair value of $50,000;

●	a $12,500 annual retainer to each co-chair of the Audit Committee, a $15,000 annual retainer to the chair of the Compensation Committee, a $10,000 annual retainer to the chair of the Governance and Nominating Committee and a $75,000 annual retainer to the Chairman of the Board, either in the form of cash payable in quarterly installments, RSUs vesting in quarterly installments, or a combination thereof at the election of the director.

●	reimbursement of their expenses for travelling, hotel and other expenses reasonably incurred in connection with attending Board or committee meetings or otherwise in connection with the Company’s business.

Effective September 6, 2017, Thomas Thekkethala and Matthew Stecker resigned as members of our Board. Our Board granted Mr. Thekkethala a severance cash payment of $62,500 for his service as a member of our Board and granted Mr. Stecker a severance cash payment of  $68,750 for his service as a member of our Board and as Chair of the Audit Committee, and agreed to reimburse Mr. Stecker for an aggregate of $600 of unreimbursed expenses in connection with his service as a director. We will continue to indemnify and advance expenses to Mr. Thekkethala and Mr. Stecker under our Certificate of Incorporation and Amended and Restated Bylaws as permitted by the Delaware General Corporation Law, and will continue to provide coverage to Mr. Thekkethala and Mr. Stecker under the Company’s director and officer liability insurance pursuant to the Company’s tail insurance coverage. Mr. Thekkethala and Mr. Stecker have each executed and delivered a general release of claims in favor of the Company and its related persons. All RSUs that were granted to each of Mr. Thekkethala and Mr. Stecker were forfeited according to their terms.

The following table sets forth compensation received by our non-employee directors in the fiscal year ended December 31, 2017.

Name	Fees earned or paid in cash ($)		Stock awards ($)(10)		Option awards ($)(10)		All other compensation ($)		Total ($)
Jonathan E. Sandelman (1)	20,500		--		--		--		20,500
Betsy J. Bernard (1)	30,250		--		--		--		30,250
Joseph A. Beatty (1)	22,750		--		--		--		22,750
Lowell Robinson(1) (2)	11,500		--		52,000	(2)	--		63,500
Brent Rosenthal	47,417	(3)	175,000	(6)	--		--		222,417
Michael Durden (4)	37,917		100,000	(8)	--		--		137,917
Itzhak Fisher (4)	35,000		100,000	(8)	--		--		135,000
Steven Bornstein (5)	16,667		75,000	(9)	--		--		91,667
Karen Seminara Patton (5)	25,000		75,000	(9)	--		--		100,000
Thomas Thekkethala (4) (6)	--		--		--		62,500	(6)	62,500
Matthew Stecker (4) (6)	--		--		--		68,750	(6)	68,750

(1)	Each of Messrs. Sandelman, Beatty and Robinson and Ms. Bernard were removed from our Board on June 2, 2017. Annual grants of options were not awarded to Messrs. Sandelman and Beatty or Ms. Bernard with respect to their service during 2017.

(2)	Mr. Robinson was appointed to the Board on April 18, 2017 and received a one-time grant of fully vested options to purchase 20,000 shares of common stock. The amount reported in the options awards column represents the grant date fair value of stock option awards calculated in accordance with FASB ASC Topic 718. The assumptions used by the Company in calculating these amounts are incorporated herein by reference to the Company’s consolidated financial statements in the Original Form 10-K.

(3)	In lieu of a portion of his cash retainer, Mr. Rosenthal elected to receive stock awards, resulting in the grant to him of 17,241 RSUs. These RSUs vest ratably in quarterly installments on each of September 30, 2017, December 31, 2017, March 31, 2018 and June 30, 2018, in each case, subject to continued service on the Board.

(4)	Each of Messrs. Durden, Fisher, Thekkethala and Stecker were elected to the Board on June 2, 2017.

(5)	Each of Mr. Bornstein and Ms. Seminara Patton were appointed to the Board on September 7, 2017.

(6)	Each of Messrs. Thekkethala and Stecker resigned from the Board effective September 6, 2017. Our Board granted Mr. Thekkethala a severance cash payment of $62,500 for his service as a member of our Board and granted a Mr. Stecker a severance cash payment of $68,750 for his service as a member of our Board and as Chair of the Audit Committee. We will continue to indemnify and advance expenses to Mr. Thekkethala and Mr. Stecker under our Certificate of Incorporation and Amended and Restated Bylaws as permitted by the Delaware General Corporation Law, and will continue to provide coverage to Mr. Thekkethala and Mr. Stecker under the Company’s director and officer liability insurance pursuant to the Company’s tail insurance coverage. Mr. Thekkethala and Mr. Stecker have each executed and delivered a general release of claims in favor of the Company and its related persons. All RSUs that were granted to each of Mr. Thekkethala and Mr. Stecker were forfeited according to their terms.

(7)	The amounts reported herein reflect grants of time-vested RSUs to Mr. Rosenthal and reflect the grant date fair value of these time-vested RSUs, calculated in accordance with FASB ASC Topic 718. Of the 40,229 time-vested RSUs granted to Mr. Rosenthal in 2017, (i) 11,494 of such RSUs will vest ratably in equal installments on June 1, 2018 and June 1, 2019 and (ii) 11,494 of such RSUs will vest upon the Company’s annual meeting of stockholders in 2018, in each case, subject to continued service on the Board. The assumptions used by the Company in calculating the amounts in the table above are incorporated herein by reference to the footnotes to the financial statements in the Original Form 10-K.

(8)	The amounts reported herein reflect grants of time-vested RSUs to each of Messrs. Durden and Fisher and reflect the grant date fair value of these time-vested RSUs, calculated in accordance with FASB ASC Topic 718. Of the 22,988 time-vested RSUs granted to each of Messrs. Durden and Fisher in 2017, (i) 11,494 of such RSUs will vest ratably in equal installments on June 1, 2018 and June 1, 2019 and (ii) 11,494 of such RSUs will vest upon the Company’s annual meeting of stockholders in 2018, in each case, subject to continued service on the Board. The assumptions used by the Company in calculating the amounts in the table above are incorporated herein by reference to the footnotes to the financial statements in the Original Form 10-K.

(9)	The amounts reported herein reflect grants of time-vested RSUs to each of Mr. Bornstein and Ms. Seminara Patton and reflect the grant date fair value of these time-vested RSUs, calculated in accordance with FASB ASC Topic 718. Of the 18,564 time-vested RSUs granted to each of Mr. Bornstein and Ms. Seminara Patton in 2017, (i) 9,282 of such RSUs will vest ratably in equal installments on June 1, 2018 and June 1, 2019 and (ii) 9,282 of such RSUs will vest upon the Company’s annual meeting of stockholders in 2018, in each case, subject to continued service on the Board. The assumptions used by the Company in calculating the amounts in the table above are incorporated herein by reference to the footnotes to the financial statements in the Original Form 10-K.

(10)	As of December 31, 2017, the aggregate number of options and RSUs subject to awards outstanding held by each of our non-employee directors were as set forth in the table below.

Name	Options (#)	RSUs (#)
Jonathan E. Sandelman	25,000	--
Betsy J. Bernard	39,375	--
Joseph A. Beatty	--	--
Lowell Robinson	--	--
Brent Rosenthal	20,000	--
Michael Durden	--	22,988
Itzhak Fisher	--	22,988
Steven Bornstein	--	18,564
Karen Seminara Patton	--	18,564
Thomas Thekkethala	--	--
Matthew Stecker	--	--

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 26, 2018, the beneficial ownership of our common stock by each of our directors, each of our named executive officers, each person known to us to beneficially own 5% or more of our common stock, and all of our executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly, and percentages shown in the table below are based on 25,115,570 shares outstanding as of April 26, 2018. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules attribute beneficial ownership of securities as of a particular date to persons who hold options or warrants to purchase shares of common stock and that are exercisable within 60 days of such date. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address is c/o SITO Mobile, Ltd., 100 Town Square Place, Suite 204, Jersey City, New Jersey 07310.

Name(1)	Shares	Percentage
Brent Rosenthal (2)(3)	65,345	*	%
Thomas J. Pallack (2)(4)	36,625	*	%
Michael Durden (2)(5)	5,747	*	%
Itzhak Fisher (2)(5)	105,747	*	%
Steven Bornstein (2)(6)(7)	31,641	*	%
Karen Seminara Patton (2)(6)	4,641	*	%
Jerry Hug (2)(8)	(8)	*	%
Richard O’Connell(2) (9)	(9)	*
William Seagrave(2)(10)	--	*
Mark Del Priore(2) (10)	--	*

Directors, and Executive Officers as a Group (10 persons)(1)(2)	421,626	1.7%

Nicole Braun (11)	1,926,862	7.7%

(1)	In accordance with Item 403 of Regulation S-K promulgated under the Securities Act and the Exchange Act, only directors and named executive officers (as of December 31, 2017) are separately identified in the table above; however, our officers and directors as a group include our current executive officers Chester Petrow and Michael Blanche.

(2)	Beneficial ownership set forth above does not include certain stock options and RSUs, which do not by their terms become exercisable within 60 days of April 26, 2018. Unvested RSUs for each of our named executive officers, directors and directors and executive officers as a group is as follows:

Name	Unvested Restricted Stock Units	Unvested Stock Options
Brent Rosenthal	21,551	-
Thomas J. Pallack	1,028,050	400,000
Michael Durden	17,241	-
Itzhak Fisher	17,241	-
Steven Bornstein	13,923	-
Karen Seminara Patton	13,923	-
Jerry Hug	-	-
Richard O’Connell	-	-
William Seagrave	225,468	100,000
Mark Del Priore	225,468	100,000

Directors and Executive Officers as a Group (10 persons)	1,593,699	746,920

(3)	Mr. Rosenthal’s beneficial ownership includes 20,000 options, all of which have vested, to purchase shares of our common stock at an exercise price of $4.00 per share and 5,747 RSUs that will vest on June 1, 2018, subject to continued service. Mr. Rosenthal’s beneficial ownership does not include 21,551 RSUs, of which (i) 11,494 RSUs will vest at the Company’s 2018 annual meeting of stockholders, (ii) 5,747 RSUs will vest on June 1, 2019, and (iii) 4,310 RSUs will vest on June 30, 2018, in each case subject to continuous service. See footnote (2) above.

(4)	Mr. Pallack’s beneficial ownership does not include 1,028,050 RSUs and 400,000 options to purchase common stock at an exercise price of $6.01 per share. Mr. Pallack’s RSUs will vest with respect to (i) 20% of such shares in the event the average closing price of our common stock is at least $7.00 per share for 65 consecutive trading days, (ii) an additional 30% of such shares in the event the average closing price of our common stock is at least $10.00 per share for 65 consecutive trading days and (iii) the remaining 50% of such shares in the event the average closing price of our common stock is at least $15.00 per share for 65 consecutive trading days, subject to continuous service. Mr. Pallack’s stock options will vest ratably on the first four anniversaries of July 24, 2017, subject to continuous service. See footnote (2) above.

(5)	Each of Mr. Durden’s and Mr. Fisher’s beneficial ownership includes 5,747 RSUs that will vest on June 1, 2018, subject to continued service and does not include 17,241 RSUs, of which (i) 11,494 RSUs will vest at the Company’s 2018 annual meeting of stockholders, and (ii) 5,747 RSUs will vest on June 1, 2019, in each case subject to continuous service. See footnote (2) above.

(6)	Each of Mr. Bornstein’s and Ms. Seminara Patton’s beneficial ownership includes 4,641 RSUs that will vest on June 1, 2018, subject to continued service and does not include 13,923 RSUs, of which (i) 9,282 RSUs will vest at the Company’s 2018 annual meeting of stockholders, and (ii) 4,641 RSUs will vest on June 1, 2019, in each case subject to continuous service. See footnote (2) above.

(7)	Includes 1,000 shares of our common stock held by Mr. Bornstein’s children.

(8)	In February 2017, Mr. Hug resigned as an officer and director of the Company. As a result, his address and beneficial ownership of our common stock is not currently available to the Company.

(9)	In June 2017, Mr. O’Connell was removed as an officer and director of the Company. As a result, his beneficial address and ownership of our common stock is not currently available to the Company.

(10)	Each of Messrs. Seagrave and Del Priore’s respective beneficial ownership does not include 225,468 RSUs and 100,000 options to purchase common stock at an exercise price of $6.01 per share. Each of Messrs. Seagrave and Del Priore’s respective RSUs will vest with respect to (i) 20% of such shares in the event the average closing price of our common stock is at least $7.00 per share for 65 consecutive trading days, (ii) an additional 30% of such shares in the event the average closing price of our common stock is at least $10.00 per share for 65 consecutive trading days and (iii) the remaining 50% of such shares in the event the average closing price of our common stock is at least $15.00 per share for 65 consecutive trading days, subject to continuous service. Each of Messrs. Seagrave and Del Priore’s respective stock options will vest ratably on the first four anniversaries of July 24, 2017, subject to continuous service. See footnote (2) above.

(11)	Based on information received on April 27, 2018 from Ms. Braun.

(*)	Less than 1%.

Equity Compensation Plan Information

The following table reflects information for equity compensation plans and arrangements for any and all directors, officers, employees and/or consultants through December 31, 2017.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,961,319	(1)	$6.66	538,681
Equity compensation plans not approved by security holders	2,394,214		5.21	1,624,113
Total	4,355,533		$5.33	2,162,794

(1)	These amounts include 1,742,319 RSUs, which do not factor into the weighted average exercise price of outstanding options, warrants and rights.

In April 2008, our Board and stockholders adopted the 2008 Stock Option Plan (the “2008 Plan”), to provide participating employees, non-employee directors, consultants and advisors with an additional incentive to promote our success. The maximum number of shares of our common stock which could be issued pursuant to options and awards granted under the 2008 Plan is 880,000. The 2008 Plan is administered by our Compensation Committee. The 2008 Plan authorized the grant to 2008 Plan participants of non-qualified stock options, incentive stock options, restricted stock awards, and stock appreciation rights. No option shall be exercisable more than 10 years after the date of grant. Upon separation from service, no further vesting of options can occur, and vested options will expire unless exercised within a year after separation, except as provided in individual employment agreements. No option granted under the 2008 Plan is transferable by the individual or entity to whom it was granted otherwise than by will or laws of decent and distribution, and, during the lifetime of such individual, is not exercisable by any other person, but only by him, her or it.

In December 2009, our Board adopted the 2009 Employee and Consultant Stock Plan (the “2009 Plan”), to provide common stock grants to selected employees, non-employee directors, consultants and advisors. The total number of shares subject to the 2009 Plan is 200,000. The 2009 Plan is administered by our Board.

In December 2010, our Board adopted the 2010 Stock Plan (the “2010 Plan”), to provide participating employees, non-employee directors, consultants and advisors with an additional incentive to promote our success. In June 2011, the Board increased the total number of shares subject to the 2010 Plan to 2,500,000 and then to 4,000,000 in November 2013. The 2010 Plan is administered by our Board. The 2010 Plan authorized the grant to 2010 Plan participants of non-qualified stock options, incentive stock options, restricted stock awards, and stock purchase rights. No option shall be exercisable more than 10 years after the date of grant. Upon separation from service, no further vesting of options can occur, except as provided in individual option agreements. The 2010 Plan provides various termination provisions to the extent not provided in a grant agreement, as determined by the administrator of the 2010 Plan. No option granted under the 2010 Plan is transferable by the individual or entity to whom it was granted otherwise than by will or laws of decent and distribution, and, during the lifetime of the individual or entity, is not exercisable by any other person, but only by the individual or entity, or his, her or its transferee

In October 2017, our Board adopted the 2017 Equity Incentive Plan (the “2017 Plan”) subject to stockholder approval, as a successor to and continuation of the 2008 Stock Option Plan. The maximum number of shares of our common stock which may be issued pursuant to options and awards granted under the 2017 Plan is 2,500,000, along with any shares that remain available for issuance under the 2008 Plan. The 2017 Plan is administered by the Compensation Committee of our Board. The 2017 Plan authorizes the grant to 2017 Plan participants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and cash awards. All 2,500,000 shares may be issued in respect any type of equity-based award, including incentive stock options.

In connection with the approval by our stockholders of the 2017 Plan in November 2017, the Board determined that no further grants would be made under the 2008 Plan, the 2009 Plan or the 2010 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related-Party Transactions

The following is a description of transactions since January 1, 2017 to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of 5% or more of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.

On October 3, 2014, the Company and its wholly owned subsidiaries, SITO Mobile Solutions, Inc. and SITO Mobile R&D IP, LLC, entered into a Revenue Sharing and Note Purchase Agreement (the “NPA”) with Fortress Credit Co LLC, as collateral agent, and CF DB EZ LLC and Fortress Credit Co LLC. On July 11, 2017, TAR SITO LendCo LLC, an entity owned and controlled by Julian Singer, the son of Karen Singer (sole member of TAR Holdings LLC, which at that time owned more than 5% of our common stock), acquired from Fortress Credit Opportunities V CLO Limited, CF EZ LLC, and CF DB EZ LLC all rights, title and interest as “Purchaser” and “Revenue Participant” under the NPA and related documents. On August 1, 2017, the Company used approximately $4,900,000 of the proceeds of an offering of common stock and warrants to prepay in full all outstanding principal, accrued and unpaid interest due through the date of repayment and termination fees payable with respect to the senior secured note sold under the NPA (the “Note”).

On February 20, 2018, the Company and TAR SITO LendCo LLC, Mr. Julian Singer, Ms. Karen Singer and Mr. Gary Singer (collectively, the “TAR Group”), entered into a settlement agreement, pursuant to which the NPA was terminated and discharged and all pending litigation between the Company and the members of the TAR Group was dismissed with prejudice in exchange for a lump sum payment of $3.5 million from the Company to the TAR Group. No future amounts are due with respect to the NPA or the Revenue Stream and the lump sum payment has been recorded as of December 31, 2017.

According to public filings made in accordance with Section 13 of the Exchange Act, Karen Singer and TAR Holdings LLC currently hold less than 5% of the Company’s capital stock.

Policies and Procedures for Approving Transactions with Related Persons

The independent members of our Board are responsible for reviewing and approving related person transactions, either in advance or when we become aware of a related person transaction that was not reviewed and approved in advance; however, our Board has not yet adopted a written policy or procedures governing its approval of transactions with related persons. During 2017, all related party transactions were reviewed and approved by our Board, and each related person who was at the time serving as a director abstained from voting on the particular transaction.

Indemnification Agreements

We have entered into, or plan to enter into, an indemnification agreement with each of our directors and executive officers, in addition to the indemnification provided for in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws. These indemnification agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors and/or executive officers or any other company or enterprise to which the person provides services at our request. These indemnification agreements also provide the directors and executive officers who are parties thereto with certain rights to advancement of expenses incurred in defending a proceeding in advance of the disposition of any proceeding for which indemnification rights may be available pursuant to the indemnification agreement. Further, the indemnification agreement provides for a process for our Board to determine whether an indemnified person is entitled to indemnification in a particular case. We believe that these Amended and Restated Certificate of Incorporation and Amended and Restated Bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and executive officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Changes in Independent Registered Public Accounting Firm

On January 10, 2018, our Audit Committee dismissed RBSM LLP (“RBSM”) as independent registered public accounting firm for the Company.

The audit report of RBSM on the consolidated financial statements of the Company as of December 31, 2016 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended December 31, 2016, and December 31, 2017 and through the date of dismissal of RBSM, there have been no “disagreements” (as such term is described in Item 304(a)(1)(iv) of Regulation S-K) with RBSM on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of RBSM would have caused RBSM to make reference thereto in their reports on the consolidated financial statements for such years.

During the fiscal years ended December 31, 2016 and 2015 and through the date of dismissal of RBSM, none of the “reportable events” described in Item 304(a)(1)(v) of Regulation S-K occurred.

At the time of its dismissal, the Company provided RBSM with a copy of the disclosures reproduced in this Amendment and requested that RBSM furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of RBSM’s letter dated January 12, 2018 was filed as Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on January 12, 2018.

On January 10, 2018, the Audit Committee completed a competitive process to select the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2017. As a result of this process, the Audit Committee appointed BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2017.

During the Company’s fiscal years ended December 31, 2016, and December 31, 2017 and through January 12, 2018, neither the Company nor anyone on its behalf consulted with BDO regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided by BDO to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Principal Accounting Fees for Audit of 2017 Financial Statements

BDO served as our principal accountant for the fiscal year ended December 31, 2017. In connection with filing the Original Form 10-K, our Audit Committee reviewed and discussed with representatives of BDO our audited financial statements for the twelve months ended December 31, 2017 with our management, and the matters required to be discussed by the Statement on Auditing Standards, as amended.

Audit Fees

The aggregate fees billed for the fiscal year ended December 31, 2017 for professional services rendered by BDO for the audit of the Company’s financial statements as of December 31, 2017 and for the year then ended included in the Original Form 10-K, and for the review of our quarterly financial statements during the fiscal year ended December 31, 2017, were $286,000. No amounts were paid to BDO with respect to the fiscal year ended December 31, 2016.

Audit-Related Fees

No aggregate fees were billed in either of the last two fiscal years for assurance and related services by BDO that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the heading Audit Fees above for the fiscal years ended December 31, 2017 and 2016, respectively.

Tax Fees

No aggregate fees were billed for professional services rendered by BDO for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2017 and 2016, respectively.

All Other Fees

Except as described above, no other fees were billed to the Company by BDO for the fiscal years ended December 31, 2017 and 2016, respectively. The aggregate fees billed for the fiscal year ended December 31, 2016 for professional services rendered by our former principal accountant, RBSM LLP, for the audit of the Company’s financial statements as of December 31, 2016 and the year then ended included in the Original Form 10-K and for the review of our quarterly financial statements during the fiscal year ended December 31, 2016, were $167,000.

Audit Committee Pre-Approval Policies

Our Audit Committee has approved BDO’s performance of services for the audit of our financial statements included in the Original Form 10-K. Audit-related fees, tax fees, and all other fees, if any, are approved by the Audit Committee.

Work Performed by Others

The percentage of hours expended on BDO’s engagement to audit our financial statements for the fiscal year ended December 31, 2017, that were attributed to work performed by persons other than BDO’s full-time, permanent employees was, in each case, less than 50 percent.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—See Item 8 of the Original Form 10-K.

(2)	Financial Statement Schedules — None

(3)	Exhibits—See Item 15(b) of this report.

(b)	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of SITO Mobile, Ltd. filed with the Secretary of State, State of Delaware September 25, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 7, 2013).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant filed with the Secretary of State of Delaware on September 26, 2014 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2014).
3.3	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2015).
3.4	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2016).
3.5	Amended and Restated Bylaws of SITO Mobile, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2017).
3.6	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 4, 2017 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
4.1	Section 382 Tax Benefits Preservation Plan, dated as of April 3, 2017, by and between SITO Mobile, Ltd. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
10.1+	2008 Stock Option Plan for SITO Mobile, Ltd. (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2008).
10.1.1+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2008 Stock Option Plan. (incorporated by reference to Exhibit 10.7.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 12, 2010).
10.5+	2009 Employee and Consultant Stock Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (SEC File No. 333-163557) filed with the SEC on December 8, 2009).
10.5.1+	Form of stock grant acknowledgement letter under 2009 Employee and Consultant Stock Plan (incorporated by reference to Exhibit 10.16.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 12, 2010).
10.6+	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and Mark Del Priore (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.7+	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and William A. Seagrave (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.8+	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and Thomas J. Pallack (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.9+	2010 Stock Option Plan (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 29, 2010).

Exhibit No.	Description
10.9.1+	Certificate regarding amendment of 2010 Stock Plan (incorporated by reference to Exhibit 10.32.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 24, 2011).
10.9.2+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2010 Stock Plan (incorporated by reference to Exhibit 10.32.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 24, 2011).
10.9.4+	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.9.5+	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.9.6+	Form of Director RSU Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017)
10.10+	Form of Director’s and Officer’s Indemnification Agreement (incorporated by reference from the registrant’s Current Report on 8-K filed with the SEC on March 31, 2017).
10.11+†	2017 Equity Incentive Plan for SITO Mobile, Ltd.
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 2, 2014).
23.1	Consent of BDO USA LLP (incorporated by reference to the exhibit 23.1 from the registrant’s Form 10-K filed with the SEC on April 2, 2018).
23.2	Consent of RBSM LLP (incorporated by reference to the exhibit 23.2 from the registrant’s Form 10-K filed with the SEC on April 2, 2018).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (incorporated by reference to the exhibit 31.1 from the registrant’s Form 10-K filed with the SEC on April 2, 2018).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (incorporated by reference to the exhibit 31.2 from the registrant’s Form 10-K filed with the SEC on April 2, 2018).
31.3†	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.4†	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350 (incorporated by reference to the exhibit 32.1 from the registrant’s Form 10-K filed with the SEC on April 2, 2018).
32.2	Certification of Chief Financial Officer pursuant to Section 1350 (incorporated by reference to the exhibit 32.2 from the registrant’s Form 10-K filed with the SEC on April 2, 2018).
101.INS	XBRL Instance Document (incorporated by reference to the exhibit 101.INS from the registrant’s Form 10-K filed with the SEC on April 2, 2018).
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to the exhibit 101.SCH from the registrant’s Form 10-K filed with the SEC on April 2, 2018).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to the exhibit 101.CAL from the registrant’s Form 10-K filed with the SEC on April 2, 2018).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to the exhibit 101.DEF from the registrant’s Form 10-K filed with the SEC on April 2, 2018).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to the exhibit 101.LAB from the registrant’s Form 10-K filed with the SEC on April 2, 2018).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to the exhibit 101.PRE from the registrant’s Form 10-K filed with the SEC on April 2, 2018).

+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

†	Filed herewith.

[1]	Exhibits 32.1 and 32.2 shall not be deemed “filed” with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITO MOBILE, LTD.

Date: April 30, 2018	By:	/s/ Thomas J. Pallack
Thomas J. Pallack Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2018	By:	/s/ Mark Del Priore
Mark Del Priore, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

