Form 10-Q/A
period 2017-06-30
SITO MOBILE, LTD.
filed 2018-08-20
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares outstanding of each of the issuer’s classes of common equity as of August 10, 2018: 25,373,139 shares of common stock.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of SITO Mobile, Ltd. (the “Company”) for the quarterly period ended June 30, 2017, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 15, 2017 (the “Original Filing”).

As previously disclosed in a Current Report on Form 8-K filed with the SEC on April 2, 2018 and described in more detail below and in Note 18 of the Notes to Condensed Consolidated Unaudited Financial Statements, we determined that we had improperly accounted for certain items. As a result of the improper accounting for those items, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), after considering the recommendations of the Company’s management and consulting with BDO USA, LLP, the Company’s independent registered public accounting firm, concluded that the Company’s unaudited condensed consolidated financial statements included in the Original Filing should not be relied upon. To correctly account for the items described below and in Note 18 of the Notes to Condensed Consolidated Unaudited Financial Statements, we are amending the Original Filing to provide restated condensed consolidated unaudited financial statements as of and for the quarterly period ended June 30, 2017, and to amend related disclosures.

As previously disclosed, after consultation with its advisors, the Audit Committee determined that the licensing revenue from the Company’s licensing arrangement with Personalized Media Communications, LLC (the “JV License”) should have been recorded as Earnings from Joint Venture rather than top-line revenue and that the renewal of the JV License in June 2017 resulted in the JV License becoming a perpetual license under generally acceptable accounting principles, requiring upfront recognition of an approximately $4,500,000 pre-payment. Additionally, approximately $350,000 of operating cash flows was reclassed to investing activities.

The Company’s management has concluded that the adjustments to correctly account for these items reflect a material weakness in the Company’s internal controls over financial reporting caused by an insufficient complement of finance and accounting resources within the organization to ensure the proper application of U.S. generally accepted accounting principles relating to the Company’s complex non-routine transactions. For a description of the material weakness in the Company’s internal control over financial reporting identified by management as a result of the improper accounting of these items and management’s plan to remediate this material weakness, see Part I — Item 4 (Controls and Procedures).

For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

Part I – Item 1 (Financial Statements)

Part I – Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations)

Part I – Item 4 (Controls and Procedures)

Part II – Item 6 (Exhibits)

In addition, as required by Rule 12b-15, the Company’s principal executive officer and the Company’s principal financial officer are providing new currently dated certifications. Accordingly, the Company hereby amends Part II – Item 6 (Exhibits) in the Original Filing to reflect the filing or furnishing, as applicable, of the new certifications, to correctly indicate that Exhibits 32.1 and 32.2 are to be furnished herewith and to furnish various exhibits related to XBRL.

Except as described above, this Amendment No. 1 does not amend, update or change any other items in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 1 speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events and any forward-looking statements represent management’s views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

Contents

		Page
		Number

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2017 (Unaudited and as Restated) and December 31, 2016	1

	Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2017 (Unaudited and as Restated) and 2016 (unaudited)	3

	Condensed Consolidated Statement of Changes in Stockholder’s Equity for the Six Months Ended June 30, 2017 (Unaudited and as Restated) and December 31, 2016	4

	Condensed Consolidated Statement of Cash Flows for the Three and Six Months Ended June 30, 2017 (Unaudited and as Restated) and 2016 (unaudited)	5

	Notes to Condensed Consolidated Unaudited Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	34

Item 1A	Risk Factors	34

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3	Defaults Upon Senior Securities	34

Item 4	Mine Safety Disclosures	34

Item 5	Other Information	35

Item 6	Exhibits	35

SIGNATURES		36

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited and as Restated)

Assets
Current assets
Cash and cash equivalents	$3,176,550	$8,744,545
Accounts receivable, net	9,980,386	8,842,256
Other prepaid expenses	540,183	229,039
Assets from discontinued operations - net	14,390	870,716

Total current assets	13,711,509	18,686,556

Property and equipment, net	500,581	410,688

Other assets
Capitalized software development costs, net	1,852,959	1,698,992
Intangible assets:
Patents	478,517	461,730
Patent applications cost	836,785	854,088
Other intangible assets, net	1,303,507	1,439,007
Goodwill	6,444,225	6,444,225
Other assets including security deposits	112,815	150,038

Total other assets	11,028,808	11,048,080

Total assets	$25,240,898	$30,145,324

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited and as Restated)

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,109,088	$3,184,237
Accrued expenses	1,935,235	2,180,944
Deferred revenue, current portion	70,725	245,407
Other current liabilities, including security deposit	7,500	-
Current obligations under capital lease	3,576	3,446
Note payable, net - current portion	4,399,981	2,896,893
Liabilities held for sale	266,011	607,236

Total current liabilities	12,792,116	9,118,163

Long-term liabilities
Obligations under capital lease	936	2,756
Note payable, net	-	3,952,827

Total long-term liabilities	936	3,955,583

Total liabilities	12,793,052	13,073,746

Commitments and contingencies - See notes 16

Stockholders’ Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 20,715,564 shares issued and outstanding as of June 30, 2017 and $.001 par value; 100,000,000 shares authorized, 20,681,047 shares issued and outstanding as of December 31, 2016	20,715	20,680
Additional paid-in capital	158,428,152	157,829,709
Accumulated deficit	(146,001,021)	(140,778,811)

Total stockholders’ equity	12,447,846	17,071,578

Total liabilities and stockholders’ equity	$25,240,898	$30,145,324

 See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(as Restated)		(as Restated)
Revenue
Media placement	$10,725,454	$8,297,880	$17,247,586	$13,159,380
Licensing and royalties	29,311	125,946	59,927	261,365
Total revenue	10,754,765	8,423,826	17,307,513	13,420,745

Costs and Expenses
Cost of revenue	5,626,862	3,770,916	9,021,923	6,214,053
Sales and marketing	3,735,131	2,690,959	7,212,042	4,814,733
General and administrative	4,087,978	1,204,559	6,418,432	2,880,004
Depreciation and amortization	120,923	149,871	282,687	304,376

Total costs and expenses	13,570,894	7,816,305	22,935,084	14,213,166

(Loss) income from operations	(2,816,129)	607,521	(5,627,571)	(792,421)

Other Income (Expense)
Earnings from joint venture	1,372,541	-	1,464,754	-
Interest expense	(352,147)	(445,091)	(743,761)	(884,891)

Net (loss) before income taxes	(1,795,735)	162,430	(4,906,578)	(1,677,312)

Provision for income taxes	-	-	-	-

Net (loss) income from continuing operations	(1,795,735)	162,430	(4,906,578)	(1,677,312)

Discontinued Operations
(Loss) income from operations of discontinued component	(367,008)	562,825	(315,632)	1,231,871
Income tax benefit	-	-	-	-

Net (loss) income from discontinued operations	(367,008)	562,825	(315,632)	1,231,871

Net (loss) income	$(2,162,743)	$725,255	$(5,222,210)	$(445,441)

Basic net income (loss) per share
Continuing operations	(0.09)	0.01	(0.24)	(0.10)
Discontinued operations	(0.02)	0.03	(0.02)	0.07
Basic net loss per share	$(0.10)	$0.04	$(0.25)	$(0.03)

Basic weighted average shares outstanding	20,693,809	17,355,478	20,687,463	17,288,445

Diluted earnings (loss) per share
Continuing operations	-	0.01	-	-
Discontinued operations	-	0.03	-	-
Diluted net earnings (loss) per share	$-	$0.04	$-	$-

Diluted weighted average shares outstanding	-	19,831,509	-	-

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2015	17,157,520	$17,156	$144,538,247	$(139,374,825)	$5,180,578

Shares issued on exercise of stock options	256,860	257	1,068,816	-	1,069,073
Compensation recognized on option grants	-	-	1,337,912	-	1,337,912
Issuance of stock for restructuring of debt	200,000	200	567,800	-	568,000
Issuance of common stock	3,066,667	3,067	10,316,934	-	10,320,001
Net (loss) for the year ended December 31, 2016	-	-	-	(1,403,986)	(1,403,986)

Balance - December 31, 2016 (Audited)	20,681,047	20,680	157,829,709	(140,778,811)	17,071,578

Shares issued on exercise of stock options	34,517	35	2,465	-	2,500
Compensation recognized on option grants	-	-	595,978	-	595,978
Net (loss) for the period ended June 30, 2017	-	-	-	(5,222,210)	(5,222,210)

Balance - June 30, 2017 (as Restated)	20,715,564	$20,715	$158,428,152	$(146,001,021)	$12,447,846

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(as Restated)		(as Restated)
Cash Flows from Operating Activities
Net (loss) income	$(2,162,743)	$725,255	$(5,222,210)	$(445,441)
Less: (loss) income from discontinued operations, net of tax	(367,008)	562,825	(315,632)	1,231,871
(Loss) income from continuing operations	(1,795,735)	162,430	(4,906,578)	(1,677,312)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	34,707	32,691	76,125	66,288
Amortization expense - software development costs	225,611	152,749	438,093	286,098
Amortization expense - patents	18,465	49,431	71,062	98,119
Amortization expense - discount of debt	178,255	198,910	364,439	369,986
Amortization expense - deferred costs	8,453	9,432	17,281	21,596
Amortization expense - intangible assets	67,750	67,750	135,500	139,970
Provision for bad debt	126,924	95,005	166,869	346,877
Loss on disposition of assets	-	-	6,024	-
Stock based compensation	254,228	184,546	595,487	556,663
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(2,489,039)	(2,771,968)	(1,305,001)	(3,258,787)
(Increase) decrease in prepaid expenses	(253,874)	64,857	(311,144)	44,448
(Increase) decrease in other assets	(9,625)	(10,794)	19,942	(9,965)
Increase in accounts payable	3,060,001	1,291,847	2,924,852	1,795,664
(Decrease) increase in accrued expenses	(548,068)	246,574	(245,709)	543,391
(Decrease) increase in deferred revenue	(164,594)	249,054	(174,682)	31,065
Increase in other liabilities	7,500	-	7,500	-
Increase in accrued interest	50,370	60,474	58,322	129,935
Net cash (used in) provided by operating activities - continuing operations	(1,228,671)	82,988	(2,061,618)	(515,964)
Net cash (used in) provided by operating activities - discontinued operations	(159,608)	838,884	(112,982)	1,931,244

Net cash (used in) provided by operating activities	(1,388,279)	921,872	(2,174,600)	1,415,280

Cash Flows from Investing Activities
Patents and patent applications costs	(36,787)	(41,449)	(70,546)	(91,074)
Purchase of property and equipment	(31,182)	(9,852)	(199,046)	(12,147)
Proceeds from sale of property and equipment	-	-	27,000	-
Capitalized software development costs	(273,280)	(252,453)	(592,060)	(538,611)
Net cash (used in) investing activities - continuing operations	(341,249)	(303,754)	(834,652)	(641,832)
Net cash provided by (used in) investing activities - discontinued operations	356	(90,220)	312,947	(230,599)

Net cash (used in) investing activities	$(340,893)	$(393,974)	$(521,705)	$(872,431)

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(as Restated)		(as Restated)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	$2,500	$-	$2,500	$-
Restructuring of debt	-	-	-	(100,000)
Principal reduction on obligation under capital lease	(852)	697	(1,690)	(81)
Principal reduction on repayment of debt	(2,047,500)	(525,000)	(2,872,500)	(1,366,668)
Net cash (used in) financing activities - continuing operations	(2,045,852)	(524,303)	(2,871,690)	(1,466,749)
Net cash (used in) financing activities - discontinued operations	-	(4,261)	-	(8,500)

Net cash (used in) financing activities	(2,045,852)	(528,564)	(2,871,690)	(1,475,249)

Net (decrease) increase in cash and cash equivalents	(3,775,024)	(666)	(5,567,995)	(932,400)

Cash and cash equivalents - beginning of period	6,951,574	1,683,450	8,744,545	2,615,184

Cash and cash equivalents - ending of period	$3,176,550	$1,682,784	$3,176,550	$1,682,784

Supplemental Information:

Interest expense paid	$120,527	$115,812	$310,890	$297,657
Income taxes paid	$14,806	$17,729	$14,806	$17,729

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2017 (as Restated) are not necessarily indicative of the results to be expected for any other interim period or for the results of the full year ending December 31, 2017 as reported in our Annual Report on Form 10-K as filed with the Securities and Exchange Commissions (SEC) on April 2, 2018.

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

In general, licensing and royalty revenue arrangements provide for the payment of contractually determined fees in consideration for the patented technologies owned by or controlled by the Company’s operating subsidiary. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. Pursuant to the terms of these agreements, the Company’s operating subsidiary may have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s operating subsidiary’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of licenses, covenants-not-to-sue, releases, and other significant deliverables upon the execution of the agreement, or upon the receipt of the minimum upfront payment for term agreement renewals. As such, when the Company has no further obligation under the agreement, execution of the agreement exists, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all the other revenue recognition criteria have been met, revenue is recognized. Otherwise, the Company recognizes revenue on a straight-line basis over the life of the agreement based on the contractually determined fees. The licensing and royalty revenue arrangement was extended in the second quarter of 2017.

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

Excluding discontinued operations, of the Company’s revenue earned during the six months ended June 30, 2017, no individual customer accounted for more than 10% of total revenue. During the six months ended June 30, 2016, approximately 29% of the Company’s revenue was generated from contracts with two advertising agencies.

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

Business Combinations

The Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed is recognized as goodwill. Certain adjustments to the assessed fair values of the assets and liabilities incurred subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets. The Company expenses all costs as incurred related to an acquisition under general and administrative in the consolidated statements of operations.

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

At the closing of the NPA, the Company issued and sold a senior secured note (the “Note”) with an aggregate original principal amount of $10,000,000 (the “Original Principal Amount”) and issued, pursuant to a Subscription Agreement, 261,954 new shares of common stock to the Collateral Agent at $3.817 per share (which represents the trailing 30-day average closing price) for an aggregate amount of $1,000,000. After deducting original issue discount of 10% on the Note and a structuring fee to the Investors, the Company received $8,850,000 before paying legal and due diligence expenses.

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

The NPA contains certain standard Events of Default. The Company granted to the Collateral Agent, for the benefit of the Investors, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to the patents, which shall be evidenced by, and reflected in, a Patent License Agreement between the Company, its subsidiary Single Touch Interactive, Inc., and the Collateral Agent. The Patent License Agreement provides that the Collateral Agent may only use such license following an Event of Default. Pursuant to a Security Agreement among the parties, the Company granted the Investors a first priority senior security interest in all of the Company’s assets. The Company and the Investors assigned a value of $500,000 to the revenue sharing terms of the NPA and in accordance with ASC 470-10-25 “Debt Recognition”, and the Company recognized $500,000 as deferred revenue and a discount on the Note that is amortized over the 42-month term of the Note using the effective interest method. For the three and six months ended June 30, 2017, the Company recognized $29,312 and $59,927, respectively, in licensing revenue and interest expense from amortization of the deferred revenue. For the three and six months ended June 30, 2016, the Company recognized $32,708 and $74,890, respectively, in licensing revenue and interest expense from amortization of the deferred revenue.

On March 1, 2016, the Company entered into Amendment No. 1 (the “Amendment”) to the NPA. Pursuant to the terms of the Amendment, principal payment on the Note issued pursuant to the NPA was reduced from $333,333 to $175,000 for the period commencing on the last business day of February 2016 through the last business day of February 2017 and from $333,333 to $300,000 for the period commencing on the last business day of March 2017 to the last day of business in February 2018, with the final payment on the last business day of March 2018 increased to repay the remaining principal in full. In consideration for the Amendment, the Company agreed to pay a restructuring fee of $100,000 and issue 200,000 shares of its common stock with an aggregate value of $568,000 to the Investors.

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

On April 21, 2014, SITO Mobile R&D IP, LLC, the Company’s wholly-owned subsidiary, through a joint venture (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “JV License Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV granted the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“JV Patents”), including an exclusive license to assert the JV Patents against certain infringing parties in the media distribution industry.  In exchange for the License, the Licensee has agreed to pay the JV an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”), subject to a right of the Licensee to renew the License for an additional four years.  Under the arrangement, if the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License would be deemed to be perpetual. For JV Patent infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid and litigation costs incurred (“Share of Proceeds”).  SITO Mobile R&D IP, LLC and PMC have agreed serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee has agreed to be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting the Licensee in such litigation, including attorneys’ fees. The Licensee will pay the Annual Fee and any Share of Proceeds to the JV.  The Company is entitled to 30% of any proceeds received by the JV. In the event that the Licensee does not assert any infringement actions under its rights in the License prior to April 2019, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee.  On May 23, 2017, the parties renewed the JV License Agreement for an additional four years in exchange for an upfront payment to the JV of $4,500,000, of which the Company received $1,350,000 and reported as earnings from the JV for the three and six months ended June 30, 2017. The Company’s share of the renewal fee was paid to the Note Purchaser in accordance with the terms of the NPA.  (See Note 11 – Note Payable.)  As of June 30, 2017, the Company has $0.0 in deferred revenue under the JV License Agreement.

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

During the six months ended June 30, 2016, the Company issued 200,000 shares of its common stock to the Collateral Agent at $2.84 per share for an aggregate amount $568,000, in consideration for the Amendment.

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

Refer to our Annual Report on Form 10-K as filed with the SEC on April 2, 2018 for the fiscal year ended December 31, 2017, and other subsequent filings with the SEC, for subsequent events from August 15, 2017, the original date the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 had been filed with the SEC.

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

Employment Agreements

On July 24, 2017, the Company entered into employment agreements (the “Employment Agreements’”) with each of Mr. Thomas J. Pallack, the Company’s Chief Executive Officer, Mr. Mark Del Priore, the Company’s Chief Financial Officer, and Mr. William Seagrave, the Company’s Chief Operating Officer, (each, an “Executive”) setting forth the terms and conditions of each such Executive’s compensation including potential severance and change in control benefits with each such Executive.

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

2017 Bonus Metrics. For the fiscal year ended December 31, 2017, each Executive’s annual cash bonus will be determined according to two metrics -- the Company’s revenues during the six months ended December 31, 2017 and the number of Data Deals (as defined in each Employment Agreement) executed during the year. If the Company’s revenue for the six months ended December 31, 2017 is at least $20.0 million and the Company executes not less than two Data Deals, each Executive will be entitled to a bonus equal to 50% of his base salary. If the Company’s revenue for the six months ended December 31, 2017 is at least $22.5 million and the Company executes not less than three Data Deals, each Executive will be entitled to a bonus equal to 100% of his base salary. If the Company’s revenue for the six months ended December 31, 2017 is at least $25.0 million and the Company executes not less than four Data Deals, each Executive will be entitled to a bonus equal to 200% of his base salary.

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

18.	Restatement of Consolidated Financial Statements

On March 31, 2018, the Audit Committee of the Board of Directors (the “Audit Committee”), after considering the recommendations of the Company’s management and consulting with BDO USA, LLP, the Company’s independent registered public accounting firm, concluded that the Company’s unaudited condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 should not be relied upon because the Company had improperly accounted for revenue derived from the Company’s joint venture with Personalized Media Communications, LLC and the presentation of the earnings from such joint venture, as more fully described below.

Earnings from Joint Venture

The Company has maintained a licensing arrangement providing for a joint venture with Personalized Media Communications, LLC (the “JV License”). The JV License was renewed in June 2017 in exchange for a pre-payment of approximately $4,500,000. The Company has historically recorded revenue from the JV License as deferred revenue, which was recognized as revenue over the life of the JV License. After consultation with its advisors, the Audit Committee determined that the licensing revenue should have been recorded as Earnings from Joint Venture rather than top-line revenue. Furthermore, the renewal of the JV License in June 2017 resulted in the JV License becoming a perpetual license under generally acceptable accounting principles, requiring upfront recognition of the pre-payment noted above. As a result, the Company’s deferred revenue was overstated by approximately $1,300,000, comprised of approximately $300,000 of current deferred revenue and approximately $1,000,000 of long-term deferred revenue, and Earnings of Joint Venture was understated by approximately $1,400,000 and approximately $1,500,000 for the three and six months ended June 30, 2017, respectively. As a result, the Company’s net loss for the three and six months ended June 30, 2017, was overstated by approximately $1,300,000 for both periods, respectively.

The net impact of these adjustments to the Company’s statement of operations for the three and six months ended June 30, 2017 is (i) an increase in loss from operations of $49,356 and $141,569, respectively, (ii) a decrease in net loss of $1,323,185 for both periods and (iii) a decrease in basic and diluted net loss per share of $0.06 for both periods.

The net impact of these adjustments to the Company’s balance sheet as of June 30, 2017 is (i) a decrease in current deferred revenue of $337,500, (ii) a decrease in long-term deferred revenue of $985,685 and (iii) a decrease in accumulated deficit of $1,323,185.

None of these adjustments result in a net impact to cash for the six months ended June 30, 2017.

The following tables provide a reconciliation of the amounts previously reported to the restated amounts for the quarterly period ended June 30, 2017:

As of June 30, 2017, and for the three and six months ended June 30, 2017

	June 30, 2017
	Previously		As
	Reported	Adjustments	Restated
Assets
Current assets
Cash and cash equivalents	$3,176,550	$-	$3,176,550
Accounts receivable, net	9,980,386	-	9,980,386
Other prepaid expenses	540,183	-	540,183
Assets from discontinued operations	14,390	-	14,390

Total current assets	13,711,509	-	13,711,509

Property and equipment, net	500,581	-	500,581

Other assets
Capitalized software development costs, net	1,852,959	-	1,852,959
Intangible assets:
Patents	1,315,302	-	1,315,302
Other intangible assets, net	1,303,507	-	1,303,507
Goodwill	6,444,225	-	6,444,225
Other assets	112,815	-	112,815

Total other assets	11,028,808	-	11,028,808

Total assets	$25,240,898	$-	$25,240,898

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,109,088	$-	$6,109,088
Accrued expenses	1,935,235	-	1,935,235
Deferred revenue	408,225	(337,500)	70,725
Other current liabilities, including security deposit	7,500	-	7,500
Current obligations under capital lease	3,576	-	3,576
Note payable, net - current portion	4,399,981	-	4,399,981
Warrant liability	-	-	-
Liabilities from discontinued operations	266,011	-	266,011

Total current liabilities	13,129,616	(337,500)	12,792,116

Long-term liabilities
Obligations under capital lease	936	-	936
Deferred revenue, noncurrent portion	985,685	(985,685)	-

Total long-term liabilities	986,621	(985,685)	936

Total liabilities	14,116,237	(1,323,185)	12,793,052

Preferred stock	-	-	-
Common stock	20,715	-	20,715
Additional paid-in capital	158,428,152	-	158,428,152
Accumulated deficit	(147,324,206)	1,323,185	(146,001,021)
Total stockholders’ equity	11,124,661	1,323,185	12,447,846

Total liabilities and stockholders’ equity	$25,240,898	$-	$25,240,898

	Three Months Ended June 30, 2017
	Previously		As
	Reported	Adjustments	Restated
Revenue
Media placement	$10,725,454	$-	$10,725,454
License and royalties	78,667	(49,356)	29,311
Total revenue	10,804,121	(49,356)	10,754,765

Operating expenses
Cost of revenue	5,626,862	-	5,626,862
Sales and marketing	3,735,131	-	3,735,131
General and administrative	4,087,978	-	4,087,978
Legal settlement	-	-	-
Depreciation and amortization	120,923	-	120,923
Total costs and expenses	13,570,894	-	13,570,894

(Loss) from operations	(2,766,773)	(49,356)	(2,816,129)

Other Income (Expense)
Earnings from joint venture	-	1,372,541	1,372,541
Interest expense, net of interest income	(352,147)	-	(352,147)

Net (loss) before income taxes	(3,118,920)	1,323,185	(1,795,735)

Income tax benefit (expense)	-	-	-

Net (loss) from continuing operations	(3,118,920)	1,323,185	(1,795,735)

Discontinued Operations
(Loss) from operations of discontinued component	(367,008)	-	(367,008)

Net (loss) income from discontinued operations	(367,008)	-	(367,008)

Net (loss) income	$(3,485,928)	$1,323,185	$(2,162,743)

Basic net income (loss) per share
Continuing operations	(0.15)	0.06	(0.09)
Discontinued operations	(0.02)	-	(0.02)
Basic net loss per share	$(0.17)	$0.06	$(0.10)

Basic weighted average shares outstanding	20,693,809		20,693,809

	Six Months Ended June 30, 2017
	Previously		As
	Reported	Adjustments	Restated
Revenue
Media placement	$17,247,586	$-	$17,247,586
License and royalties	201,496	(141,569)	59,927
Total revenue	17,449,082	(141,569)	17,307,513

Operating expenses
Cost of revenue	9,021,923	-	9,021,923
Sales and marketing	7,212,042	-	7,212,042
General and administrative	6,418,432	-	6,418,432
Legal settlement	-	-	-
Depreciation and amortization	282,687	-	282,687
Total costs and expenses	22,935,084	-	22,935,084

(Loss) from operations	(5,486,002)	(141,569)	(5,627,571)

Other Income (Expense)
Earnings from joint venture	-	1,464,754	1,464,754
Interest expense, net of interest income	(743,761)	-	(743,761)

Net (loss) before income taxes	(6,229,763)	1,323,185	(4,906,578)

Income tax benefit (expense)	-	-	-

Net (loss) from continuing operations	(6,229,763)	1,323,185	(4,906,578)

Discontinued Operations
(Loss) from operations of discontinued component	(315,632)	-	(315,632)

Net (loss) income from discontinued operations	(315,632)	-	(315,632)

Net (loss) income	$(6,545,395)	$1,323,185	$(5,222,210)

Basic net income (loss) per share
Continuing operations	(0.30)	0.06	(0.24)
Discontinued operations	(0.02)	-	(0.02)
Basic net loss per share	$(0.32)	$0.06	$(0.25)

Basic weighted average shares outstanding	20,687,463		20,687,463

	Six Months Ended June 30, 2017
	Previously		As
	Reported	Adjustments	Restated
Net (loss)	$(6,545,395)	$1,323,185	$(5,222,210)
Less: (loss) income from discontinued operations, net of tax	(315,632)	-	(315,632)
(Loss) from continuing operations	(6,229,763)		(4,906,578)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Increase (decrease) in deferred revenue	1,148,503	(1,323,185)	(174,682)
Net cash (used in) operating activities - continuing operations	(2,061,618)	-	(2,061,618)
Net cash provided by operating activities - discontinued operations	237,374	(350,356)	(112,982)

Net cash (used in) provided by operating activities	(1,824,244)	(350,356)	(2,174,600)

Adjustments to reconcile net (loss) to net cash (used in) investing activities:
Net cash (used in) investing activities - continuing operations	(834,652)	-	(834,652)
Net cash (used in) investing activities - discontinued operations	(37,409)	350,356	312,947

Net cash (used in) provided by investing activities	(872,061)	350,356	(521,705)

Adjustments to reconcile net (loss) to net cash (used in) financing activities:
Net cash (used in) financing activities - continuing operations	(2,871,690)	-	(2,871,690)
Net cash (used in) financing activities - discontinued operations	-	-	-

Net cash (used in) provided by financing activities	(2,871,690)	-	(2,871,690)

Net decrease in cash and cash equivalents	(5,567,995)	-	(5,567,995)

Cash and cash equivalents - beginning of period	$8,744,545	$-	$8,744,545

Cash and cash equivalents - ending of period	$3,176,550	$-	$3,176,550

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,”“anticipates,”“expects,”“intends,”“projects,”“will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, and our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.

Overview

SITO Mobile, Ltd. is transforming the manner in which brands connect with consumers in the real world by providing a mobile engagement platform that drives awareness, loyalty, and ultimately sales. In an increasingly mobile-first culture, SITO Mobile, Ltd. delivers proven location-based advertising solutions to Fortune 500 brands and agencies. Through innovation, the Company uses proprietary data to build cutting edge, in-house technology, arming clients with the best resources for successful campaigns. Using in-store targeting, proximity targeting, geo-conquesting and attribution data, our platform creates audience profiles to develop measurable hyper-targeted campaigns for brands. The Company’s real-time location-based marketing technology gives us the unique advantage of understanding and shaping the future of retail and consumer behavior. Our capabilities include:

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2017 and 2016.

The following table sets forth, for the periods indicated, certain data derived from our Statement of Operations (in millions):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Sales	$10.8	$8.4	2.4	28%
Cost of revenue	5.6	3.8	1.9	48%
Gross profit	5.1	4.6	0.5	9%
Sales and marketing	3.7	2.7	1.0	38%
General and administrative (other than certain non-recurring professional fees)	2.3	1.2	1.1	91%
Certain non-recurring professional fees	1.8	-	1.8	NM
Other expense	0.1	0.1	(0.0)	(19)%
Operating (loss)/income	(2.8)	0.6	(3.4)	NM
Earnings from joint venture	1.4	-	1.4	100%
Interest expense	(0.4)	(0.4)	(0.1)	NM
(Loss)/income from continuing operations before income taxes	(1.8)	0.2	(2.0)	NM
Provision for income taxes	-	-	-	-%
(Loss)/income from continuing operations before income taxes	$(1.8)	$0.2	(2.0)	NM

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Statement of Operations (in millions):

	Three Months Ended June 30,
	2017	2016
Sales	$100%	$100%
Cost of revenue	52%	45%
Gross profit	48%	55%
Sales and marketing	35%	32%
General and administrative (other than certain non-recurring professional fees)	21%	14%
Certain non-recurring professional fees	17%	0%
Other expense	1%	2%
Operating loss	(26)%	7%
Earnings from joint venture	13%	-%
Interest expense	4%	5%
Loss from continuing operations before income taxes	(17)%	2%
Provision for income taxes	0%	0%
Loss from continuing operations before income taxes	$(17)%	$2%

Earnings

The Company reported a net loss from continuing operations for the three months ended June 30, 2017 of approximately $1.8 million compared to net income from continuing operations for the three months ended June 30, 2016 of $0.2 million. The increase in net loss is due primarily to the $0.5 million increase in gross profit from continuing operations, offset by a $1.0 million increase in sales and marketing expense from continuing operations, a $1.8 million increase in non-recurring general and administrative costs from continuing operations, and an increase of $1.1 million in general and administrative costs from continuing operations.

The Company reported a net loss from continuing operations on a fully diluted basis of $0.09 per share for the three months ended June 30, 2017 based on our weighted average shares outstanding of 20,693,809 as compared to a net income from continuing operations of $0.01 per share for the three months ended June 30, 2016, based on weighted average shares outstanding of 17,355,478. The increase in the number of weighted average shares based on our shares outstanding primarily reflects the issuance of shares of common stock, of which 3.1 million shares were issued in a secondary underwritten public offering, 300,000 on the exercise of stock options, and 200,000 shares issued to the Collateral Agent.

During 2016 we sold our SMS business. All of the results of the SMS business are reported in discontinued operations and the operating results for 2017 and 2016 exclude the SMS business. The excluded revenue for the SMS business was $100,000 for the three months ended June 30, 2017 and $1.5 million for the same period in 2016.

Revenue

During the three months ended June 30, 2017, revenue increased by $2.4 million, or 28%, to $10.8 million as compared to $8.4 million for the three months ended June 30, 2016 primarily due to an increase in the number of campaigns and average campaign size as we continue to expand our direct sales force and increase our customer base, resulting in an $0.5 million increase in gross profit.

During the three months ended June 30, 2017, no customers accounted for more than 10% of the Company’s revenue. During the three months ended June 30, 2016, one customer accounted for 18% of the Company’s revenue from multiple advertising contracts with multiple media placement customers.

Expenses

Our cost of revenue, which represents the costs associated with media placement revenues, increased by $1.9 million, or 49%, to $5.6 million for the three months ended June 30, 2017, compared to $3.8 million for the three months ended June 30, 2016. Cost of revenue increased faster than the 28% growth in revenue due to the entry into a material media placement contract that contained some lower margin revenue, a slight increase in vendor costs, and continued depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our media placement business, which is included in cost of revenue. Our technology investment that drives our revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the three-month periods ended June 30, 2017 and June 30, 2016, amortization of software development costs increased 48% from $153,000 to $226,000 due to the increased investment in developing our platform.

Sales and marketing expense increased $1.0 million, or 39%, to $3.7 million for the three months ended June 30, 2017. This increase is due primarily to the expansion of the direct sales force and customer management personnel, which trends in line with the increase in media placement revenue. Furthermore, additional spend on marketing was made during this period as part of our business strategy. Sales and marketing expense increased as a percentage of revenue from 32% to 35% for the three months ended June 30, 2017 and June 30, 2016, respectively. The increase in the direct sales force and customer management personnel was made to increase sales force capacity as we continue to grow. Historically, there has been a lag time between the time we add direct sales personnel and when we can leverage their productivity through increased sales.

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
$1,826,000

(a) These fees represent professional fees and other costs, including proxy solicitation, public relations and other fees incurred in responding to activists shareholder campaigns against the Company.

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

Results of Operations for the Six Months Ended June 30, 2017 and 2016.

The following table sets forth, for the periods indicated, certain data derived from our Statement of Operations (in millions):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Sales	$17.3	$13.4	3.9	29%
Cost of revenue	9.0	6.2	2.8	45%
Gross profit	8.3	7.2	1.1	15%
Sales and marketing	7.2	4.8	2.4	50%
General and administrative (other than certain non-recurring professional fees)	3.7	2.9	0.8	28%
Certain non-recurring professional fees	2.7	0	2.7	NM
Other expense	0.3	0.3	(0.0)	(7)%
Operating (loss)/income	(5.6)	(0.8)	(4.8)	NM
Earnings from joint venture	1.5	0.0	1.5	100%
Interest expense	(0.7)	(0.9)	0.2	(16)%
(Loss)/income from continuing operations before income taxes	(4.8)	(1.7)	(3.1)	NM
Provision for income taxes	-	-	-	-%
(Loss)/income from continuing operations before income taxes	$(4.8)	$(1.7)	(3.1)	NM

NM: Not meaningful

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Statement of Operations (in millions):

	Six Months Ended June 30,
	2017	2016
Sales	$100%	$100%
Cost of revenue	52%	46%
Gross profit	48%	54%
Sales and marketing	42%	36%
General and administrative (other than certain non-recurring professional fees)	21%	21%
Certain non-recurring professional fees	16%	0%
Other expense	2%	2%
Operating loss	(33)%	(5)%
Earnings from joint venture	8%	0%
Interest expense	(4)%	(7)%
Loss from continuing operations before income taxes	(29)%	(12)%
Provision for income taxes	0%	0%
Loss from continuing operations before income taxes	$(29)%	$(12)%

Earnings

The Company reported a loss from continuing operations for the six months ended June 30, 2017 of approximately $6.2 million, compared to a net loss from continuing operations for the six months ended June 30, 2016 of $1.7 million. The increase in net loss is due primarily to the $1.2 million increase in gross profit from continuing operations, offset by a $2.4 million increase in sales and marketing expense from continuing operations, a $2.7 million increase in non-recurring general and administrative costs from continuing operations, and an increase of $0.8 million in general and administrative costs from continuing operations.

The Company reported a net loss from continuing operations on a fully diluted basis of $0.3 per share for the six months ended June 30, 2017 based on our weighted average shares outstanding of 20,687,463, as compared to a net income from continuing operations of $0.1 per share for the six months ended June 30, 2016, based on weighted average shares outstanding of 17,288,445. The increase in the number of weighted average shares based on our shares outstanding primarily reflects the issuance of shares of common stock, of which 3.1 million shares were issued in a secondary underwritten public offering, 300,000 on the exercise of stock options, and 200,000 shares issued to the Collateral Agent.

During 2016 we sold our SMS business. All of the results of the SMS business are reported in discontinued operations and the operating results for 2017 and 2016 exclude the SMS business. The excluded revenue for the SMS business was $100,000 for the six months ended June 30, 2017 and $2.9 million for the same period in 2016.

Revenue

During the six months ended June 30, 2017, revenue increased by $4.0 million, or 30%, to $17.4 million as compared to $13.4 million for the six months ended June 30, 2016 primarily due to an increase in the number of campaigns and average campaign size as we continue to expand our direct sales force and increase our customer base, resulting in an $1.2 million increase in gross profit.

During the six months ended June 30, 2017, no customer accounted for more than 10% of the Company’s revenue. During the six months ended June 30, 2016, two customers accounted for 29% of the Company’s revenue from multiple advertising contracts with multiple media placement customers.

Expenses

Our cost of revenue, which represents the costs associated with media placement revenues, increased by $2.8 million, or 45%, to $9.0 million for the six months ended June 30, 2017 compared to $6.2 million for the six months ended June 30, 2016. Cost of revenue increased faster than the 30% growth in revenue due to the entry into a material media placement contract that contained some lower margin revenue, a slight increase in vendor costs, and continued depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our media placement business, which is included in cost of revenue. Our technology investment that drives our revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the six-month periods ended June 30, 2017 and June 30, 2016, amortization of software development costs increased 53% from $286,000 to $438,000 due to the increased investment in developing our platform.

Sales and marketing expense increased $2.4 million, or 50%, to $7.2 million for the six months ended June 30, 2017. This increase is due primarily to the expansion of the direct sales force and customer management personnel which trends in line with the increase in media placement revenue. Furthermore, additional spend on marketing was made during this period as part of our business strategy. Sales and marketing expense increased as a percentage of revenue from 57% to 67% for the six months ended June 30, 2017 and June 30, 2016 respectively. The increase in the direct sales force and customer management personnel was made to increase sales force capacity as we continue to grow. Historically, there has been lag time between the time we add direct sales personnel and when we can leverage their productivity through increased sales.

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
$2,724,000

(a) These fees represent professional fees and other costs, including proxy solicitation, public relations and other fees incurred in responding to activists shareholder campaigns against the Company.

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

Liquidity and Capital Resources

We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments and cash generated from continuing operations.

As discussed in Note 17 – Subsequent Events, the Company raised $6 million in a common stock and warrant offering and used approximately $4.9 million of the proceeds to prepay in full all outstanding principal, accrued and unpaid interest due through the date of repayment and termination fees payable with respect to the Note.

The following table sets forth, for the periods indicated, selected data reflected in our Balance Sheet (in millions):

	June 30,	December 31,
	2017	2016
Cash	$3.2	$8.7
Other assets	22.0	20.5
Assets held-for-sale	0.0	0.9
Total assets	25.2	30.1

Liabilities	12.5	12.5
Liabilities held-for-sale	0.3	0.6
Total Liabilities	$14.1	$13.1

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

At June 30, 2017, we had total assets of $25.2 million, of which only a de minimus amount was classified as held for sale. We had total liabilities of $14.1 million, of which $300,000 was classified as held for sale. At December 31, 2016, we had total assets of $30.1 million, of which $0.9 million was classified as assets held for sale. We had total liabilities of $13.1 million, of which $0.6 million was classified as held for sale. The $4.9 million, or 16%, decrease in assets consisted of a $5.6 million decrease in cash due to use of proceeds for operations and increased loan payment fees.

A summary of our cash provided by and used in operating, investing, and financing activities is as follows for the three months ended June 30, 2017 (in millions):

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

Three months ended June 30, 2017 compared to June 30, 2016

Net cash used by operating activities

Net cash used in operating activities for the three months ended June 30, 2017 was $1.4 million, compared to $0.9 million provided for the same period in 2016. The decrease of approximately $2.3 million in net operating cash flows was due to an approximately $1.3 million change in cash used in continuing operations primarily caused by certain non-recurring professional fees, and a decrease of approximately $1.0 million in cash used in discontinued operations.

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

A summary of our cash provided by and used in operating, investing, and financing activities is as follows for the six months ended June 30, 2017 (in millions):

	Six Months Ended June 30
	2017	2016
Net cash (used in) provided by operating activities - continuing operations	$(2.1)	$(0.5)
Net cash provided by operating activities - discontinued operations	(0.1)	1.9
Net cash (used in) provided by operating activities	(2.2)	1.4

Net cash (used in) investing activities - continuing operations	(0.8)	(0.6)
Net cash (used in) investing activities - discontinued operations	0.3	(0.2)
Net cash (used in) investing activities	(0.5)	(0.9)

Net cash (used in) provided by financing activities - continuing operations	(2.9)	(1.5)
Net cash (used in) provided by financing activities - discontinued operations	0.0	(0.0)
Net cash (used in) provided by financing activities	(2.9)	(1.5)

Net (decrease) increase in cash and cash equivalents	(5.6)	(0.9)
Cash and cash equivalents - beginning of period	8.7	2.6
Cash and cash equivalents - ending of period	$3.2	$1.7

Six months ended June 30, 2017 compared to June 30, 2016

Net cash used by operating activities

Net cash used in operating activities for the six months ended June 30, 2017 was $1.8 million, compared to $1.4 million provided for the same period in 2016. The decrease of approximately $3.2 million in net operating cash flows was due to an approximately $1.5 million change in cash used in continuing operations primarily caused by certain non-recurring professional fees, and a $1.7 million decrease in cash provided from discontinued operations.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedure

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act.

Based upon that evaluation, management, including our principal executive officer and principal financial officer, concluded on March 31, 2018 that, due to the material weakness described below, our disclosure controls and procedures were not effective as of the Evaluation Date.

Notwithstanding the existence of the material weaknesses described below, management believes that the consolidated financial statements in this report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the period ended on the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

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

Specifically, in the fourth quarter of 2017, the Company recorded certain audit adjustments with respect to the interim periods of 2017, including those relating to our accounting treatment of revenue derived from our joint venture with Personalized Media Communications, LLC and the presentation of the earnings from such joint venture. In addition, the Company recorded an audit adjustment with respect to the $3.5 million payment to TAR SITO LendCo LLC (“TAR”), Mr. Julian Singer, Ms. Karen Singer and Mr. Gary Singer (collectively, the “TAR Group”) to settle certain litigation and terminate our obligations under the NPA in the fourth quarter of 2017.

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

Remedial Actions

We plan to address the material weaknesses identified as follows:

●	Augmentation of our finance and accounting staff with additional personnel and evaluation of our personnel in all key finance and accounting positions.

●	Documentation of key policies and internal control procedures for significant accounting areas with an emphasis on implementing additional procedures to identify and properly account for complex non-routine transactions.

●	Engagement with a national consulting firm to assist with SOX 404 design and implementation and enhance the Company’s control environment.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Although the Company believes that it is in compliance with all covenants and its other obligations under the NPA, the Company’s Board of Directors is nonetheless concerned about the substantial amount of the Company’s and management’s time, effort and expense that would be required to defend the claims and threats made by Ms. Singer and her affiliates, even if such claims are without merit. In addition, the Board of Directors of the Company believes that a sale of the Company or its business or assets is not in the best interests of the Company’s shareholders at this time. The Company intends to vigilantly defend the interests of all of the Company’s shareholders.

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

Item 3 - Defaults Upon Senior Securities

No disclosure required. Please see the Company’s Form 8-K filed with the Securities and Exchange Commission on July 26, 2017.

Item 4 - Mine Safety Disclosures

No disclosure required.

Item 5 - Other Information

Item 6 - Exhibits

Index to Exhibits

Exhibit No.	Description
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
3.2	Amended and Restated Bylaws of SITO Mobile, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2017).
4.1	Section 382 Tax Benefits Preservation Plan, dated as of April 3, 2017, by and between SITO Mobile, Ltd. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
10.2	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and Mark Del Priore (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
10.3	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and William A. Seagrave (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
10.4	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and Thomas J. Pallack (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
10.5	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
10.6	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.3*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITO Mobile, Ltd.

Date: August 20, 2018	By:	/s/ Tom Pallack
Tom Pallack Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2018	By:	/s/ William Seagrave
William Seagrave Chief Operating Officer and Interim Co-Chief Financial Officer

Date: August 20, 2018	By:	/s/ Aaron Tam
Aaron Tam Interim Co-Chief Financial Officer

