Form 10-Q
period 2018-06-30
SITO MOBILE, LTD.
filed 2018-08-20
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Contents

		Page
		Number

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017	1

	(Unaudited) Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2018 and 2017	3

	Condensed Consolidated Statement of Changes in Stockholder’s Equity for the Six Months Ended June 30, 2018 (Unaudited) and December 31, 2017	4

	(Unaudited) Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2018 and 2017	5

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures	36

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	38

Item 1A	Risk Factors	38

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Mine Safety Disclosures

Item 5	Other Information

Item 6	Exhibits	38

SIGNATURES		39

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SITO MOBILE, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,631,570	$3,611,438
Accounts receivable, net	8,195,138	13,005,718
Other prepaid expenses	847,305	374,380
Assets from discontinued operations	-	10,596

Total current assets	15,674,013	17,002,132

Property and equipment, net	417,556	449,949

Other assets
Capitalized software development costs, net	1,138,087	1,485,285
Intangible assets:
Patents, net	649,272	742,574
Other intangible assets, net	1,032,507	1,168,007
Goodwill	6,444,225	6,444,225
Other assets	106,745	92,420

Total other assets	9,370,836	9,932,511

Total assets	$25,462,405	$27,384,592

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SITO MOBILE, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,851,188	$6,506,902
Accrued expenses	4,141,888	9,911,540
Deferred revenue	2,659	-
Current obligations under capital lease	3,540	2,756
Warrant liability	563,868	1,539,388
Liabilities from discontinued operations	-	210,789

Total current liabilities	8,563,143	18,171,375

Long-term liabilities
Obligations under capital lease	9,437	-

Total long-term liabilities	9,437	-

Total liabilities	8,572,580	18,171,375

Commitments and contingencies - See notes 16

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 25,342,305 shares issued and outstanding as of June 30, 2018; and 22,039,529 shares issued and outstanding as of December 31, 2017	25,340	22,038
Additional paid-in capital	183,665,827	165,008,928
Accumulated deficit	(166,801,342)	(155,817,749)

Total stockholders' equity	16,889,825	9,213,217

Total liabilities and stockholders' equity	$25,462,405	$27,384,592

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SITO MOBILE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue
Media placement	$8,428,564	$10,725,454	$19,573,216	$17,247,586
Licensing and royalties	-	29,311	-	59,927
Total revenue	8,428,564	10,754,765	19,573,216	17,307,513

Cost of Revenue
Cost of revenue	4,402,154	5,626,862	11,100,030	9,021,923
Gross profit	4,026,410	5,127,903	8,473,186	8,285,590

Operating Expenses
Sales and marketing	5,512,821	3,735,131	10,773,072	7,212,042
General and administrative	4,423,630	4,087,978	9,373,013	6,418,432
Depreciation and amortization	171,536	120,923	356,293	282,687
Total operating expenses	10,107,987	7,944,032	20,502,378	13,913,161

Loss from operations	(6,081,577)	(2,816,129)	(12,029,192)	(5,627,571)

Other Income (Expense)
Earnings from joint venture	-	1,372,541	-	1,464,754
Gain on revaluation of warrant liability	334,304	-	975,520	-
Other income	31,551	-	117,630	-
Interest income (expense), net	1,919	(352,147)	5,893	(743,761)

Net loss before income taxes	(5,713,803)	(1,795,735)	(10,930,149)	(4,906,578)

Income tax benefit	(22,059)	-	(53,444)	-

Net loss from continuing operations	(5,735,862)	(1,795,735)	(10,983,593)	(4,906,578)

Discontinued Operations
Income from operations of discontinued component	-	(367,008)	-	(315,632)

Net income from discontinued operations	-	(367,008)	-	(315,632)

Net loss	$(5,735,862)	$(2,162,743)	$(10,983,593)	$(5,222,210)

Basic and diluted net loss per share
Continuing operations	(0.23)	(0.09)	(0.45)	(0.24)
Discontinued operations	-	(0.02)	-	(0.02)
Basic and diluted net loss per share	$(0.23)	$(0.10)	$(0.45)	$(0.25)

Basic and diluted weighted average shares outstanding	25,128,681	20,693,809	24,430,373	20,687,463

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SITO MOBILE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	22,039,529	$22,038	$165,008,927	$(155,817,749)	$9,213,216

Issuance of common stock, net of stock issuance costs	2,990,000	2,990	13,781,511	-	13,784,501
Shares issued on exercise of stock options	77,420	77	116,174	-	116,251
Shares issued on exercise of restricted stock units	8,621	9	(9)	-	-
Compensation recognized on option grants	-	-	1,137,246	-	1,137,246
Compensation recognized on restricted stock units	-	-	952,082	-	952,082
Net loss for the period ended March 31, 2018	-	-	-	(5,247,731)	(5,247,731)

Balance - March 31, 2018 (Unaudited)	25,115,570	$25,114	$180,995,931	$(161,065,480)	$19,955,565

Shares issued related to 2017 annual bonus for executives	222,425	222	893,928	-	894,150
Shares issued on exercise of restricted stock units	4,310	4	(4)	-	-
Compensation recognized on option grants	-	-	1,022,908	-	1,022,908
Compensation recognized on restricted stock units	-	-	753,064	-	753,064
Net loss for the period ended June 30, 2018	-	-	-	(5,735,862)	(5,735,862)

Balance - June 30, 2018 (Unaudited)	25,342,305	$25,340	$183,665,827	$(166,801,342)	$16,889,825

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SITO MOBILE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(10,983,593)	$(5,222,210)
Less: loss from discontinued operations, net of tax	-	(315,632)
Loss from continuing operations	(10,983,593)	(4,906,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	81,194	76,125
Amortization expense - software development costs	416,244	438,093
Amortization expense - patents	139,600	71,062
Amortization expense - discount of debt	-	364,439
Amortization expense - deferred costs	-	17,281
Amortization expense - intangible assets	135,500	135,500
Provision for bad debt	-	166,869
Loss on disposition of assets	5,871	6,024
Gain on revaluation of warrant liability	(975,520)	-
Stock option compensation expense	2,160,154	595,487
Restricted stock compensation expense	1,705,146	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	4,810,580	(1,305,001)
(Increase) in prepaid expenses	(472,925)	(311,144)
(Increase) decrease in other assets	(10,680)	19,942
(Decrease) increase in accounts payable	(2,800,439)	2,924,852
(Decrease) in accrued expenses	(5,776,021)	(245,709)
(Decrease) in deferred revenue	(57,037)	(174,682)
Increase in other liabilities	-	7,500
Increase in accrued interest	-	58,322
Net cash used in operating activities - continuing operations	(11,621,926)	(2,061,618)
Net cash used in operating activities - discontinued operations	-	(112,982)

Net cash used in operating activities	(11,621,926)	(2,174,600)

Cash Flows from Investing Activities
Patents and patent applications costs	(46,297)	(70,546)
Purchase of property and equipment	(47,723)	(199,046)
Proceeds from sale of property and equipment	-	27,000
Capitalized software development costs	(69,045)	(592,060)
Net cash used in investing activities - continuing operations	(163,065)	(834,652)
Net cash provided by investing activities - discontinued operations	-	312,947

Net cash used in investing activities	$(163,065)	$(521,705)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SITO MOBILE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$14,842,750	$-
Proceeds from exercise of stock options	116,251	2,500
Stock issuance costs	(1,058,249)	-
Shares issued related to 2017 annual bonus for executives	894,150	-
Principal reduction on obligation under capital lease	10,221	(1,690)
Principal reduction on repayment of debt	-	(2,872,500)
Net cash provided by (used in) financing activities - continuing operations	14,805,123	(2,871,690)
Net cash provided by financing activities - discontinued operations	-	-

Net cash provided by (used in) financing activities	14,805,123	(2,871,690)

Net increase (decrease) in cash and cash equivalents	3,020,132	(5,567,995)

Cash and cash equivalents - beginning of period	3,611,438	8,744,545

Cash and cash equivalents - ending of period	$6,631,570	$3,176,550

Supplemental Information:

Interest expense paid	$672	$310,890
Income taxes paid	$51,279	$14,806

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization, History and Business

SITO Mobile, Ltd. (“the Company”, “SITO”, “our”, “we”, and “us”) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc. On May 12, 2008, the Company changed its name to Single Touch Systems, Inc. and on September 26, 2014, it changed its name to SITO Mobile, Ltd.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed and omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The condensed consolidated financial statements included the accounts of SITO Mobile, Ltd. and its wholly owned subsidiaries, SITO Mobile Solutions, Inc., SITO Mobile R&D IP, LLC, SITO Mobile Media Inc. and DoubleVision Networks Inc. (“DoubleVision”). All intercompany transactions and balances have been eliminated in consolidation.

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

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the three and six months ended June 30, 2018, and 2017, respectively. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The legislation significantly changed the U.S. tax law, including a reduction to the corporate income tax rate from a maximum of 34% to a flat 21% rate, effective January 1, 2018. The U.S. Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed, in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to additional analysis and changes to estimates, additional regulatory guidance that may be issued, changes in interpretations and assumptions the Company has made, and actions the Company may take because of tax reform. The accounting is expected to be complete in the second half of 2018.

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

Under ASC 606, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration that an entity expects to receive in exchange for those services. To achieve this core principal, the Company applies the following five steps:

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

2)	Identification of the performance obligations in the contract

At contract inception, an entity shall assess the goods or services promised in a contract with a customer and shall identify as a performance obligation each promise to transfer to the customer. Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised services are accounted for as a combined performance obligation.

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

4)	Allocation of the transaction price to the performance obligations in the contract

Once a contract and associated performance obligations have been identified and the transaction price has been determined, ASC 606 requires an entity to allocate the transaction price to each performance obligation identified. This is generally done in proportion to the standalone selling prices of each performance obligation (i.e., on a relative standalone selling price basis). As a result, any discount within the contract generally is allocated proportionally to all of the separate performance obligations in the contract. The Company is applying the right to invoice practical expedient to recognize revenue if the Company has a right to payment from a customer in an amount that corresponds directly with the value of the Company’s performance completed to date. As a result, the entity bypasses the steps of determining the transaction price, allocating that transaction price and determining when to recognize revenue as it will recognize revenue as billed by multiplying the price assigned to the good or service, by the units.

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

For licensing and royalties, revenue is recognized on a straight-line basis over the life of the agreement based on the contractually determined fees.

Revenue disaggregated by revenue source for the three and six months ended June 30, 2018 and 2017, consist of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Media placement	$8,428,564	$10,725,454	$19,573,216	$17,247,586
Licensing and royalties	-	29,311	-	59,927
Total revenue	$8,428,564	$10,754,765	$19,573,216	$17,307,513

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

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented because the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect.

Concentrations of Credit Risk

The Company primarily transacts its business with two financial institutions. The amount on deposit in both institutions may from time to time exceed the federally-insured limit.

Excluding discontinued operations, of the Company’s revenue earned during the six months ended June 30, 2018, contracts with one customer accounted for approximately 27% of total revenue. During the six months ended June 30, 2017, no individual customer accounted for more than 10% of total revenue.

The Company’s accounts receivable are typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of June 30, 2018, no individual customer accounted for more than 10% of the Company’s net accounts receivable balance, and as of June 30, 2017, one customer accounted for 14% of the Company’s net accounts receivable balance.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Combinations

The Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities are recognized at fair value, at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed is recognized as goodwill. Certain adjustments to the assessed fair values of the assets and liabilities made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets. The Company expenses all costs as incurred related to an acquisition under general and administrative in the condensed consolidated statements of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified the following accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

Recent Accounting Pronouncements

In May 2014, the FASB released “ASC 606 - Revenue from Contracts with Customers” which was updated in August 2015; Update 2015-14 – “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The Company applied the accounting guidance within ASC 606 beginning with this reporting period for the three and six months ended June 30, 2018. We believe the key changes in the standard that impact our revenue recognition relate to the allocation of contract revenue amongst various services and products, and the timing in which those revenues are recognized. The Company has assessed the adoption of Topic 606 and did not make an adjustment to beginning accumulated deficit on January 1, 2018 as discussed in Note 2 – Summary of Significant Accounting Policies.

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

The standard may be applied retrospectively to each prior period presented, or using the modified retrospective approach, with the cumulative effect recognized as of the date of initial application. The Company will adopt the standard effective January 1, 2018, using the modified retrospective approach. The Company does not expect to have any material changes as a result of adopting the standard.

In January 2016, the FASB issued an Accounting Standards Update (“ASU”) “ASU 2016 - 01 Recognition and Measurement of Financial Assets and Financial Liabilities” which changes requirements for the presentation and measurement of equity investments at fair value. The updated standard is effective for the Company beginning after December 15, 2017, including interim periods within that fiscal year. The Company did not have a material effect on its condensed consolidated financial statements as a result of its adoption of this standard.

In February 2016, the FASB issued “ASU 2016 - 02 Leases” which requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The updated standard is effective for the Company on December 15, 2018. The Company does not expect that the adoption of this standard will have a material effect on its condensed consolidated financial statements.

In November 2016, the FASB issued “ASU 2016-18 - Statement of Cash Flows (Topic 230) Restricted Cash”. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company did not have a material effect on its condensed consolidated financial statements in adopting this guidance.

In January 2017, the FASB issued “ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment”. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The guidance is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued “ASU 2017-01 - Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this update are to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company did not have a material effect on its condensed consolidated financial statements in adopting this guidance.

In February 2018, the FASB issued “ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows companies to reclassify stranded tax effects resulting from the Act, from accumulated other comprehensive income to retained earnings. The updated standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period. The Company is currently evaluating the impact of adopting this guidance.

In June 2018, the FASB issued “ASU 2018-07 - Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The updated standard is effective for the Company beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption of the new guidance is permitted, but no earlier than an entity’s adoption date of Topic 606.  The Company does not expect that the adoption of this standard will have a material effect on its condensed consolidated financial statements.

Reclassification

Certain reclassifications have been made to conform the 2018 amounts to the 2017 classifications for comparative purposes. The expense information described above with respect to the three and six months ended June 30, 2017 reflect certain reclassifications to properly compare such amounts to the corresponding expense information for the three and six months ended June 30, 2018. In particular, we note that expenses associated with one of our vendors, which were initially classified as general and administrative expenses, were reclassified to cost of revenue and sales and marketing expenses. For the three months ended June 30, 2017, there were no reclassifications for comparative purposes. For the six months ended June 30, 2017, $132,593 was reclassified from general and administrative and $52,869 from sales and marketing to cost of revenue.

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	June 30,	December 31,
	2018	2017

Accounts receivable	$8,700,406	$13,546,304
Less: allowance for bad debts	(505,268)	(540,586)
Accounts receivable, net	$8,195,138	$13,005,718

4.	Property and Equipment, net

The following is a summary of property and equipment:

	June 30,	December 31,
	2018	2017

Equipment and computer hardware	$258,252	$250,589
Office furniture	256,820	260,121
Leasehold improvements	344,025	342,230
Equipment held under capital lease	27,594	13,160
	886,691	866,100
Less: accumulated depreciation	(469,135)	(416,151)
	$417,556	$449,949

Depreciation expense for the three and six months ended June 30, 2018 was $40,650 and $81,194, respectively, as compared to $34,707 and $76,125, respectively, for the three and six months ended June 30, 2017.

5.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	June 30,	December 31,
	2018	2017

Capitalized software development costs	$3,081,147	$3,428,846
Less: accumulated amortization	(1,943,060)	(1,943,561)
	$1,138,087	$1,485,285

Amortization expense for the three and six months ended June 30, 2018 was $207,690 and $416,244, respectively, as compared to $225,611 and $438.093, respectively, for the three and six months ended June 30, 2017.

As of June 30, 2018, amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending December 31,
2018	$382,672
2019	502,001
2020	197,939
2021	55,475
$1,138,087

6.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	June 30,	December 31
	2018	2017

Patent costs	$2,619,236	$2,572,939
Less: accumulated amortization	(1,969,964)	(1,830,365)
	$649,272	$742,574

Amortization expenses for the three and six months ended June 30, 2018 was $63,137 and $139,600, respectively, as compared to $18,465 and $71,062, respectively, for the three and six months ended June 30, 2017.

A schedule of amortization expense over the estimated remaining lives of the patents for the next five fiscal years and thereafter is as follows:

Year Ending December 31,
2018	$69,694
2019	139,388
2020	139,388
2021	65,803
2022	59,113
Thereafter	175,886
$649,272

Other Intangible Assets, net

The following is a summary of other intangible asset costs:

	June 30,	December 31,
	2018	2017

Technology	$970,000	$970,000
Customer relationships	870,000	870,000
Less: accumulated amortization	(807,493)	(671,993)
	$1,032,507	$1,168,007

Amortization expenses for the three and six months ended June 30, 2018 was $67,750 and $135,500, respectively, as compared to $67,750 and $135,500, respectively, for the three and six months ended June 30, 2017.

A schedule of amortization expense over the estimated remaining lives of the other intangible assets for the next five fiscal years and thereafter is as follows:

Year Ending December 31,
2018	$135,500
2019	271,000
2020	187,536
2021	97,000
2022	97,000
Thereafter	244,471
$1,032,507

Goodwill

There were no changes in the carrying values of goodwill for the six months ended June 30, 2018.

	DoubleVision	Hipcricket, Inc.	Goodwill Total
Balance as of January 1, 2018	$4,549,928	$1,894,297	$6,444,225
No activity	-	-	-
Balance as of June 30, 2018	$4,549,928	$1,894,297	$6,444,225

7.	Accrued Expenses

The following is a summary of accrued expenses:

	June 30,	December 31,
	2018	2017

Accrued payroll and related expenses	$3,008,803	$4,690,512
Accrued cost of revenues	797,321	940,032
Accrued professional fees	316,459	764,095
Accrued legal settlement	-	3,500,000
Other accrued expenses	19,305	16,900
	$4,141,888	$9,991,540

8.	Capital Leases

The Company leases office equipment under capital leases that expire in 2018 and 2022. The equipment has a cost of $13,160 and $14,434, respectively.

Minimum future lease payments under the capital lease at June 30, 2018 for each of the next five years and in the aggregate, are as follows:

Year Ending June 30,
2019	$3,739
2020	3,739
2021	3,739
2022	2,181
2023	-
Total minimum lease payments	13,398
Less amount representing interest	(421)
Present value of net minimum lease payments	$12,977

The effective interest rate charged on the capital lease is approximately 1.750% to 7.428% per annum. The lease provides for a $1 purchase option. Interest charged to operations for the three and six months ended June 30, 2018 was $59 and $127, respectively, as compared to $94 and $204, respectively, for the three and six months ended June 30, 2017. Depreciation charged to operations for the three and six months ended June 30, 2018 was $1,380 and $2,519, respectively, as compared to $658 and $1,315, respectively, for the three and six months ended June 30, 2017.

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

On February 7, 2017, the Company entered into an Asset Purchase Agreement to sell the Wireless Application business for $400,000, of which $310,000 was received on the closing date and the remaining $90,000 will be paid upon the satisfaction of certain post-closing covenants. Of the $90,000 payable upon satisfaction of the post-closing covenants, $40,000 was earned and collected by the Company, with the remaining $50,000 not expected to be satisfied, for a total sale price of $350,000. The Company has reported the Wireless Application segment as Discontinued Operations in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statements of Cash Flows with related assets and liabilities as of June 30, 2018 and 2017, included as Assets from discontinued operations and Liabilities from discontinued operations.

The following table presents the assets and liabilities of the Wireless Applications business, as Assets classified from discontinued operations and Liabilities classified from discontinued operations in the Condensed Consolidated Balance Sheets:

	June 30,	December 31,
	2018	2017

Property and equipment, net	$-	$6,951
Other assets	-	3,645
Assets from discontinued operations	-	10,596

Accounts payable	-	144,725
Accrued expenses	-	6,368
Deferred revenue	-	59,696
Liabilities from discontinued operations	$-	$210,789

The following table presents the Discontinued Operations of the Wireless Applications business in the Condensed Consolidated Statement of Operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Wireless applications	$-	$2,950	$-	$53,298

Cost of Revenue
Cost of revenue	-	23,817	-	230,839
Gross loss	-	(20,867)	-	(177,541)

Operating Expenses
Sales and marketing	-	8,882	-	32,570
General and administrative	-	26,334	-	142,955
Depreciation and amortization	-	5,460	-	7,101
Total operating expenses	-	40,676	-	182,626

Other (Expense) Income	-	(305,465)	-	44,535

Net loss from discontinued operations	$-	$(367,008)	-	$(315,632)

The following table presents the Wireless Applications business in the Condensed Consolidated Statement of Cash Flows:

	For the Six Months Ended
	June 30,
	2018	2017

Net cash used in discontinued operating activities	$-	$(112,982)
Net cash provided by discontinued investing activities	-	312,947
Net cash provided by discontinued financing activities	-	-
Net increase in cash and cash equivalents	$-	$199,965

10.	Income Taxes

On December 22, 2017, the President of the United States signed into law the Act. The legislation significantly changed the U.S. tax law including a reduction to the corporate income tax rate from a maximum of 34% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed, in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The total impact to the Company’s U.S. deferred taxes and current year tax provision related to the corporate rate reduction was approximately $8.2 million. The ultimate impact may differ from these provisional amounts due to additional analysis and changes to estimates, additional regulatory guidance that may be issued, changes in interpretations and assumptions the Company has made, and actions the Company may take because of tax reform. The accounting is expected to be complete in the second half of 2018.

As of June 30, 2018, the Company had a federal net operating loss carryover of approximately $58,234,532 and a state net operating loss carryover of approximately $53,582,303 available to offset future income for income tax reporting purposes, which will expire in various years through 2037, if not previously utilized.

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

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three and six months ended June 30, 2018 and 2017, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We are not currently involved in any income tax examinations.

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

At the closing of the NPA, the Company issued and sold a senior secured note (the “Note”) with an aggregate original principal amount of $10,000,000 and issued, pursuant to a Subscription Agreement, 261,954 shares of common stock to Fortress for an aggregate purchase price of $1,000,000 or $3.817 per share (which represents the trailing 30-day average closing price). After deducting the original issue discount of 10% on the Note and a structuring fee to the Investors, the Company received proceeds of $8,850,000, prior to the payment of related legal and due diligence expenses.

On July 11, 2017, TAR SITO LendCo LLC (“TAR”), an entity owned and controlled by Julian Singer, the son of Karen Singer, acquired from Fortress Credit Opportunities V CLO Limited, CF EZ LLC, and CF DB EZ LLC all rights, title and interest as “Purchaser” and “Revenue Participant” under the NPA and related documents.

On August 1, 2017, the Company used approximately $4,900,000 of the proceeds of an offering of common stock and warrants to prepay in full all outstanding principal, accrued and unpaid interest due through the date of repayment, and termination fees of $350,000 recorded as interest expense with respect to the Note. The Company has no further obligations with respect to the Note but as of December 31, 2017, remained obligated to continue to make payment with respect to the Revenue Stream upon the terms, and subject to the conditions, of the NPA. The Revenue Stream is the right to receive a portion of Monetization Revenues (as defined in the NPA) totaling (i) if paid in full prior to March 31, 2018, up to $5,000,000 and (ii) otherwise, up to $7,500,000; provided, that upon acceleration, the Revenue Stream shall represent an absolute entitlement to receive such amounts without regard to the existence of Monetization Revenues.

Prior to the repayment of the Note in full on August 1, 2017, the principal amount of the Note bore interest at a rate equal to LIBOR plus 9% per annum. Such interest was payable in cash, except that 2% per annum of such interest was to be paid-in-kind, by increasing the principal amount of the Note by the amount of such interest. The term of the Note was 42 months and the Company was required to make, beginning in October 2015, monthly amortization payments on the Note, each in a principal amount equal to $333,334 until the Note was paid in full. The Company was also required to apply 85% of Monetization Revenues from certain of the Company’s patents unrelated to its core business activities (the “Patents”) to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the Note until all amounts due with respect to the Note were paid in full. After the repayment of the principal amount of the Note and all accrued interest thereunder, which occurred on August 1, 2017, the Company is obligated to pay the Investors (a) 50% of Monetization Revenues until such time as the Investors have received $2,500,000 in the aggregate with respect to the Revenue Stream, (b) 30% of the Monetization Revenues thereafter, until such time that the Investors have received $5,000,000 in the aggregate with respect to the Revenue Stream, and (c) 10% of the Monetization Revenues thereafter, until the Revenue Stream has been fully satisfied. In addition, upon any acceleration of the Notes and Revenue Stream, the Company is obligated to pay the Investors 100% of the Monetization Revenues until the Revenue Stream has been fully satisfied. The Company was also required to pay $350,000 to the Note Purchaser upon repayment of the Note, which payment was also made on August 1, 2017.

The NPA contained certain standard Events of Default. The Company granted to the Collateral Agent, for the benefit of the Purchaser, a non-exclusive, royalty free, license (including the right to grant sublicenses) with respect to the Patents, which was evidenced by, and reflected in, a Patent License Agreement between the Company, its subsidiary Single Touch Interactive, Inc., and Fortress. The Patent License Agreement provides that the Collateral Agent may only use such license following an Event of Default. Pursuant to a Security Agreement among the parties, the Company granted the Collateral Agent a first priority senior security interest in all of the Company’s assets. The Company and the Collateral Agent assigned a value of $500,000 to the revenue sharing terms of the NPA and in accordance with ASC 470-10-25 “Debt Recognition”, the Company recognized $500,000 as deferred revenue and a discount on the Note that is amortized over the 42-month term of the Note using the effective interest method. For the three and six months ended June 30, 2018, the Company recognized $0 and $0, respectively, in licensing revenue and interest expense from amortization of the deferred revenue, as compared to $29,312 and $59,927, respectively, for the three and six months ended June 30, 2017.

On March 1, 2016, the Company entered into Amendment No.1 (the “Amendment”) to the NPA. Pursuant to the terms of the Amendment, principal payment on the Note issued pursuant to the NPA was reduced from $333,333 to $175,000 for the period commencing on the last business day of February 2016 through the last business day of February 2017 and from $333,333 to $300,000 for the period commencing on the last business day of March 2017 to the last day of business in February 2018, with the final payment on the last business day in March 2018 increased to repay the remaining principal in full. In consideration for the Amendment, the Company agreed to pay a restructuring fee of $100,000 and issue 200,000 shares of its common stock with an aggregate value of $568,000 to the Purchaser.

Interest expense on the Note for the three and six months ended June 30, 2018 was $0 and $0, respectively, as compared to $150,243 and $327,007, respectively, for the three and six months ended June 30, 2017. Amortization of the discounts for the three and six months ended June 30, 2018 was $0 and $0, respectively, as compared to $178,256 and $364,440, respectively, for the same periods in 2017, which was charged to interest expense. Accrual of termination fees for the three and six months ended June 30, 2018 was $0 and $0, respectively, as compared to $20,518 and $41,949, respectively, for the same periods in 2017, which was charged to interest expense.

On February 20, 2018, the Company and TAR, Mr. Julian Singer, Ms. Karen Singer and Mr. Gary Singer (collectively, the “TAR Group”), entered into a settlement agreement, pursuant to which the NPA was terminated and discharged and all pending litigation between the Company and the members of the TAR Group was dismissed with prejudice in exchange for a lump sum payment of $3.5 million from the Company to the TAR Group. No future amounts are due with respect to the NPA or the Revenue Stream and the lump sum payment has been recorded as of December 31, 2017. The settlement has been paid and no additional amounts have been recorded against the Company’s financial statements for the three and six months ended June 30, 2018.

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

During the six months ended June 30, 2018, the Company recognized stock-based compensation expense totaling $2,160,154, through the vesting of 228,613 common stock options in connection with employee compensation. Of the $2,160,154 in stock compensation expense, $1,140,592 is included in general and administrative expense, and $1,019,562 is included in sales and marketing expense.

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

During the six months ended June 30, 2018, the Company recognized restricted stock-based compensation expense totaling $1,705,146, of which $1,672,625 is included in general and administrative expense and $32,521 is included in sales and marketing expense. During the six months ended June 30, 2017, the Company recognized $0 in restricted stock-based compensation expense.

13.	Related Party Transactions

On April 21, 2014, SITO Mobile R&D IP, LLC, the Company’s wholly-owned subsidiary, through a joint venture (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “JV License Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV granted the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“JV Patents”), including an exclusive license to assert the JV Patents against certain infringing parties in the media distribution industry. In exchange for the License, the Licensee has agreed to pay the JV an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”), subject to a right of the Licensee to renew the License for an additional four years. Under the arrangement, if the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License would be deemed to be perpetual. For JV Patent infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid, and litigation costs incurred to the JV (“Share of Proceeds”). SITO Mobile R&D IP, LLC and PMC have agreed to serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee has agreed to be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting the Licensee in such litigation, including attorneys’ fees. The Licensee will pay the Annual Fee and any Share of Proceeds to the JV. The Company is entitled to 30% of any proceeds received by the JV. In the event that the Licensee does not assert any infringement actions under its rights in the License prior to April 2019, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee. On May 23, 2017, the parties renewed the JV License Agreement for a perpetual license in exchange for an upfront payment to the JV of $4,500,000, of which the Company received $1,350,000 and reported as earnings from the JV in 2017. The Company’s share of the renewal fee was paid to the Note Purchaser in accordance with the terms of the NPA. (See Note 11 – Note Payable.) As of June 30, 2018, the Company has $0 in deferred revenue under the JV License Agreement.

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

There have been no reclasses between Level 1, 2, or 3 inputs.

The Company identified the warrants issued as part of the July 2017 offering as liabilities that are required to be presented on the condensed consolidated balance sheets at fair value within Level 2 in the fair value hierarchy because we use inputs that are observable or can be corroborated by observable data. The Company measures the fair value on a recurring basis each reporting period for these warrants and for the three and six months ended June 30, 2018, recorded a net gain on revaluation of the warrants of $334,304 and $975,520, respectively.

15.	Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

During the six months ended June 30, 2018, the Company issued 3,302,776 shares of common stock of which 77,420 shares were issued upon the exercise of stock options for which the Company received $116,251 in gross proceeds, 222,425 shares were issued to executive officers of the Company relating to the 2017 Annual Bonus Plan, 12,931 shares were issued through the vesting of restricted stock units, and the Company received $14,842,750 in gross proceeds, and incurred legal and accounting service fees of $1,058,249 in connection with the registration and issuance of 2,990,000 shares of common stock.

During the six months ended June 30, 2017, the Company issued 34,517 shares of common stock of which 1,000 shares were issued for options exercised for which the Company received $2,500 in gross proceeds, and 33,517 shares were issued in cashless exercise of 70,000 common stock options.

Warrants

During the six months ended June 30, 2018 and 2017, no warrants were granted, exercised, or expired. The existing warrants are marked-to-market each reporting period in accordance with ASC 718.

Options

During the six months ended June 30, 2018, the Company expensed performance options that were granted to its employees as detailed below.

The Company values options under the Binomial Option Model. The full value of option grants is charged to operations over the vesting period with option grants that vest immediately being fully charged on the date of grant.

Stock Incentive Plans

The Company established the 2017 Equity Incentive Plan which supersedes the 2008, 2009, and 2010 plans (collectively, the “Plans”) under which 2,500,000 shares have been reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. The Plans are administered by the Compensation Committee of the Company’s Board of Directors (the “Board”) which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award. As of June 30, 2018, there were 812,692 shares available for grant under the 2017 Equity Incentive Plan.

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

Stock option activity for the six months ended June 30, 2018 and changes during the year ended December 31, 2017 is as follows:

	Stock Option Activity Under the Plans
	Stock Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance - 12/31/16	2,293,214	$2.50 - $7.06	$3.93	3.62
Grants	1,936,000	$2.60 - $6.66	5.49
Exercised	(158,482)	$2.50 - $6.87	(3.53)
Cancellations	(1,396,691)	$2.50 - $7.06	(4.06)
Balance - 12/31/17	2,293,214	$2.50 - $6.76	$5.20	7.93
Grants	100,000	$6.01 - $6.01	6.01
Exercised	(77,420)	$2.50 - $4.00	2.90
Cancellations	(459,288)	$2.76 - $6.66	5.17
Balance - 06/30/18	1,856,506	$2.50 - $6.76	$5.34	7.34

For the three and six months ended June 30, 2018 the Company recognized compensation expense related to stock option grants of $1,022,908 and $2,160,154, respectively, as compared to $254,326 and $595,978, respectively, for the three and six months ended June 30, 2017.

The estimated fair value of each option award granted was determined on the date of grant using an option pricing model with the following assumptions for option grants during the six months ended June 30, 2018 and 2017, respectively.

	For the Six Months Ended June 30,
	2018	2017
Weighted Average Risk-Free Interest Rate	2.97%	2.19%
Weighted Average Expected Volatility	94.88%	96.27%
Dividend Yield	-	-
Weighted Average Expected Option Term (Years)	8.93	6.68
Weighted Average Grant Date Fair Value	$6.01	$3.20

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

A summary of the Company’s non-vested options to purchase shares as of June 30, 2018 and changes during the year ended December 31, 2017 are presented below:

	Number of Options	Weighted Average Exercise Price
Non-Vested Balance - 12/31/16	1,282,026	$3.26
Grants	1,936,000
Vested	(244,214)
Forfeited	(924,812)
Non-Vested Balance - 12/31/17	2,049,000	$6.07
Grants	100,000
Vested	(228,613)
Forfeited	(292,494)
Non-Vested Balance - 06/30/18	1,627,893	$6.17

 A summary of the Company’s restricted stock activity as of June 30, 2018 and changes during the year ended December 31, 2017 are presented below:

	Restricted Stock Activity
	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested Balance - 12/31/16	-	$-
Grants	123,333	4.26
Vested	(8,621)	4.35
Forfeited	-	-
Non-Vested Balance - 12/31/17	114,713	$4.25
Grants	1,844,454	5.80
Vested	(35,143)	4.27
Forfeited	(5,000)	6.66
Non-Vested Balance - 06/30/18	1,919,024	$5.73

During the six months ended June 30, 2018, the Company identified an error in the accounting for certain awards granted to employees in 2017.  This non-cash error of approximately $500,000 was determined to be immaterial and recorded as an out-of-period adjustment in the three months ended March 31, 2018, to primarily general and administrative expenses in the accompanying condensed consolidated statement of operations. The Company utilized the Monte Carlo valuation model to estimate the fair value of these awards which requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of expense could be materially different in the future.

For the three and six months ended June 30, 2018 the Company recognized compensation related to restricted stock unit grants of $753,064 and $1,705,146, respectively, as compared to $0 and $0, respectively, for the same periods in 2017. Additional compensation expense of approximately $1,954,883 relating to the unvested portion of restricted stock granted is expected to be recognized over a remaining average period of 2 years.

Warrants

A summary of warrant activity for the six months ended June 30, 2018 and changes during the year ended December 31, 2017 is as follows:

	Warrants	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance - 12/31/16	-	$-	$-	-
Grants	320,000	6.25	-
Exercised	-	-	-
Cancellations	-	-	-
Balance - 12/31/17	320,000	$6.25	$6.25	4.49
Grants	-	-	-
Exercised	-	-	-
Cancellations	-	-	-
Balance - 06/30/18	320,000	$6.25	$6.25	4.08

16.	Commitments and Contingencies

Operating Leases

The Company leases office space in Jersey City, New Jersey; Chicago, Illinois; Dallas, Texas; New York, New York; Atlanta, Georgia; Miami, Florida; Portland, Oregon; Boston, Massachusetts; and Los Angeles and San Francisco, California. The Jersey City office lease, amended on November 6, 2014 and April 7, 2017, expires on January 31, 2020 and the Company has the option to extend the term for an additional five years. In addition to paying rent, under the terms of the Jersey City office lease the Company is also required to pay its pro rata share of the property’s operating expenses. The other office locations are month-to-month commitments. Rent expense for the three and six months ended June 30, 2018 was $146,805 and $355,138, respectively, as compared to $107,704 and $218,344, respectively, for the three and six months ended June 30, 2017. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of June 30, 2018 for the next five fiscal years and in the aggregate are:

Remainder of 2018	$164,652
2019	329,304
2020	27,442
2021	-
2022	-
$521,398

Legal

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of June 30, 2018, the Company is not aware of any asserted or un-asserted claims, negotiations or legal actions for which a loss is considered reasonably possible of occurring and would require recognition under guidance in ASC 450.

Securities Class Action Lawsuit

On February 17, 2017, plaintiff Sandi Roper commenced a purported securities class action against us and certain of our current and former officers and directors in the United States District Court for the District of New Jersey captioned Roper v. SITO Mobile, Ltd., Case No. 17-cv-1106-ES-MAH (D.N.J. filed Feb. 17, 2017). On May 8, 2017, Red Oak Fund, LP, Red Oak Long Fund LP, Red Oak Institutional Founders Long Fund, and Pinnacle Opportunities Fund, LP (collectively, “Red Oak”) were appointed lead plaintiffs. On June 22, 2017, Red Oak filed an amended complaint, purporting to represent a class of stockholders who purchased our common stock between August 15, 2016 and January 2, 2017 (“Class Period”). The amended complaint names as defendants our directors and certain of our officers during the Class Period. It alleges that the defendants violated section 11 of the Securities Act of 1933, as amended (the “Securities Act”), in connection with the September 16, 2016 offering of our stock, by allegedly omitting material information from the registration statement and prospectus, and that the individual defendants are liable as controlling persons under section 15 of the Securities Act. The amended complaint also alleges that the defendants violated section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by allegedly making materially false or misleading statements regarding its media placement revenues, and that the individual defendants are liable as controlling persons under section 20(a) of the Exchange Act. The amended complaint seeks unspecified damages. The defendants moved to dismiss the amended complaint on September 1, 2017. That motion is pending. Discovery has not commenced, and no trial date has been set for this action.

TAR SITO

On November 3, 2017, a complaint was filed against the Company in the Supreme Court of the State of New York (the “Complaint”) by TAR. The Complaint alleged that the Company breached its obligations to undertake best efforts to diligently pursue the monetization of the Patents under the NPA and to provide timely information with respect to the Company’s intellectual property to the Revenue Participant (as defined in the NPA), in addition to other alleged minor technical and curable defaults. However, the Company’s obligation to pay any amounts to TAR under the NPA is entirely dependent on the generation by the Company of revenues from the monetization of the Patents, and the Company has not generated substantial revenues from these Patents to date. Notwithstanding the Complaint, the Company believes that it has diligently undertaken its best efforts to monetize the Patents (which efforts have been described in detail to TAR in writing), and that it has fully complied with all of the covenants under the NPA and is not otherwise in default under the NPA.

On February 20, 2018, the Company and the TAR Group entered into a settlement agreement, pursuant to which the NPA was terminated and discharged and all pending litigation between the Company and the members of the TAR Group was dismissed with prejudice in exchange for a lump sum payment of $3.5 million from the Company to the TAR Group. No future amounts are due with respect to the NPA or the Revenue Stream and the lump sum payment has been recorded as of December 31, 2017. The settlement has been paid and no additional amounts have been recorded against the Company’s financial statements for the three and six months ended June 30, 2018.

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

17.	Subsequent Events

On July 16, 2018, the Company announced that Karen Seminara Patton, Brent Rosenthal and Itzhak Fisher resigned from the Board on July 14, 2018. The remaining members of the Board unanimously appointed Steven Felsher, Jonathan Bond, and Bonin Bough as directors of the Company to fill the vacancies created by such resignations, effective immediately. Mr. Felsher will join the Audit Committee and the Governance and Nominating Committee of the Board, Mr. Bond will also join the Audit Committee of the Board, and Mr. Bough will join the Governance and Nominating Committee and the Compensation Committee of the Board.

Effective July 23, 2018, Mark Del Priore resigned as Chief Financial Officer of the Company. Mr. Del Priore is seeking severance compensation, pursuant to his employment agreement, following his resignation with the Company. The Company is actively engaged in discussions with counsel for Mr. Del Priore regarding these matters; however, currently no amount can be reasonably estimated regarding the outcome of these discussions

On July 24, 2018, following the resignation of Mr. Del Priore, the Board appointed William Seagrave, Chief Operating Officer of the Company, and Aaron Tam, who served as the Company’s Finance Manager, as Interim Co-Chief Financial Officers of the Company.

On July 27, 2018, the Company announced the Board unanimously appointed Brett O’Brien as a director of the Company, effectively immediately. Mr. O’Brien will serve on the Board until the Company’s 2018 annual meeting of stockholders, or until his successor has been elected and qualified.

On August 9, 2018, the Company announced that Mr. Bond was appointed as the Company’s Chairman of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report on Form 10-Q. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to, those noted under “Risk Factors” of the reports filed with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

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

Our Principal Products and Services

Ad Placement

SITO delivers advertisements on behalf of its customers to highly-targeted audiences of existing and prospective consumers in a privacy compliant manner. The majority of our revenue comes from the placement of advertisements embedded in applications (including web browsers) on users’ mobile devices. The type of advertisement that SITO delivers will vary depending on the campaign and available inventory, typically including display, native, video and rich media. In addition to our mobile advertisement placement capabilities, SITO delivers advertisements across television, desktop, social media and digital out of home platforms.

SITO produces measurement and attribution reports that highlight the effectiveness of its customers’ campaigns. Our measurement reports, which provide our customers with key performance indicators (“KPIs”) of the campaign, are typically provided during or at the conclusion of a campaign. KPIs include (but are not limited to) the number of impressions delivered, consumer click-through rates, video completion rates and rich-media engagements. Our attribution reports further highlight the impact the campaign has on the customer receiving the ad. These reports are outlined below.

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

SITO employs a regional salesforce and account management team to sell and manage its Ad Placement and Insights products. The regional nature of these employees allows us to maintain a presence in key advertising and technology hubs in the United States, including New York/New Jersey, Los Angeles, Chicago and San Francisco. The majority of our salesforce and account management team is trained to sell both Ad Placement and Insights products.

Advertisement Delivery Methods

●	In-Store Targeting - The delivery of advertisements at the point of purchase when the consumer is potentially making a purchase decision.

●	Proximity Targeting – In-real time we deliver advertisements to consumers’ mobile devices to drive consumers in-store from any distance.

●	Geo-Conquesting – While our customers’ existing consumers are in our competitors’ locations, we deliver advertisements to influence purchase decisions.

●	Behavioral Targeting – The targeting of a customer’s existing or potential consumers based on previous locations visited, demographics, customer relationship management (“CRM”) data, purchase history and interests.

●	Retargeting – The continued engagement with a customer’s existing or potential consumers with multiple touchpoints based on interactions with previous ad impressions.

●	Cross-Device Audience Targeting – We unify and amplify a customer’s audience for existing and prospective consumers by reaching consumers on their desktops and mobile devices.

Measurement and Attribution Products

●	Real-time Verified Walk-In (VWI) – We provide a platform built in-house working in tandem with a data management platform and demand side platform that offers real-time, closed-loop attribution identifying devices that have been used to interact with an advertisement on any advertising medium and been carried into a physical location

●	Location, Audience and Behavior Sciences (“LABS”) – LABS reports provide a transparent, in-depth analysis of a customer’s audience, breaking down location, purchase and demographic data against multiple control groups for selected targeted audiences in real time.

●	Purchase Science Reports – Provides transaction data to make marketing campaigns more relevant and measurable.

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

We consider our Insights offerings under four categories: Enrichment, Research, Audience and Measurement & Attribution:

●	Enrichment – We refine our customers’ consumer data to unlock new actionable insights. Our customers can visualize any dataset to learn about real-time and historical location and behavior patterns through access to the SITO data universe. By ingesting and enriching our customer’s data across various platforms and datasets, our customers can better understand their audience of existing and potential consumers in real-time through one platform, showing how media, content and business decisions are influencing real-world consumer behavior.

●	Research – We provide data visualization that offers deep insights and reports on any audience, location or prospective consumer profile while using de-identification techniques, such as pseudonymous identifiers associated with mobile devices, to help safeguard privacy. These detailed and anonymous data visualizations show what type of interests, demographics, locations and purchases define a customer’s audience of current or potential consumers allowing them to better understand who and where to target. Research includes our SITO LABS products, which are custom audience insights provided in real-time. These customized research reports allow our customers to investigate aggregate consumer visitation trends, journey data and behavioral data and compare such trends and data against customized control groups and consumer averages allowing our customers to make smarter business decisions and reduce wasted marketing spend.

●	Audience – We provide proprietary data segments built and customized to fit customers’ measurement and media needs. We segment device-based data points by grouping them according to locations visited, frequency of visits, demographics and other behaviors in order to properly target and plan for media campaigns. We also model and create audiences based on the attributes of populations of current and prospective consumers based on CRM data, location visits or visits from your digital properties.

●	Measurement & Attribution – We provide real-time attribution and visualization to measure in-store foot traffic, behavior and purchases of any audience even if we did not deliver the advertisement. We also allow our customers to observe real-time store traffic and purchases to trigger promotions and real-time optimizations to increase media performance based on real world KPIs that lead to increased return on investment for advertising expenditures and incremental sales for our customers. Our VWI and Purchase Science Reports are sold independent of advertisement delivery under our Insights Products.

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

Business Seasonality

Our revenue, cash flow from operations, EBITDA, Adjusted EBITDA, operating results, and other key operating and financial measures may vary from quarter to quarter due to the seasonal nature of our clients’ spending. For example, many buyers of advertising devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. We expect our revenue, cash flow, EBITDA, Adjusted EBITDA, operating results and other key operating and financial measures to fluctuate based on seasonal factors from period to period and expect these measures to be higher in the fourth quarters than in prior quarters.

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

Our revenue earned during the six months ended June 30, 2018, included approximately 27% from contracts with one customer. During the six months ended June 30, 2017, no individual customer accounted for more than 10% of the Company’s total revenue.

On February 7, 2017, the Company together with its wholly-owned subsidiary, SITO Mobile Solutions, Inc., entered into an asset purchase agreement pursuant to which the Company sold certain assets related to its legacy wireless applications business which completed the Company’s exit from its legacy non-core business.

The assets and liabilities of our wireless applications are classified as discontinued operations on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 and the operating results of the wireless applications business are reflected as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017.

Results of Operations

Results of operations for the three months ended June 30, 2018 and 2017

The following table sets forth, for the periods indicated, certain data derived from our Statement of Operations (in millions):

	For the Three Months Ended
	June 30,
	2018	2017	$ Change	% Change
Total revenue	$8.4	$10.8	(2.3)	(22)%
Cost of revenue	4.4	5.6	(1.2)	(22)%
Gross profit	4.0	5.1	(1.1)	(21)%

Sales and marketing	5.5	3.7	1.8	48%
General and administrative	4.5	4.1	0.3	8%
Recurring general and administrative expenses	4.2	2.3	1.9	84%
Non-recurring expenses, excluding legal settlement	0.3	1.8	(1.5)	(86)%
Depreciation and amortization	0.2	0.1	0.1	42%
Operating loss	(6.1)	(2.8)	(3.3)	116%

Earnings from joint venture	0.0	1.4	(1.4)	(100)%
Gain on revaluation of warrant liability	0.3	0.0	0.3	0%
Other income	0.0	0.0	0.0	0%
Interest income (expense), net	0.0	(0.4)	0.4	(101)%
Loss before income taxes	$(5.7)	$(1.8)	(3.9)	218%

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Statement of Operations (in millions):

	For the Three Months Ended
	June 30,
	2018	2017
Total revenue	$100%	$100%
Cost of revenue	52%	52%
Gross profit	48%	48%

Sales and marketing	65%	35%
General and administrative	52%	38%
Recurring general and administrative expenses	49%	21%
Non-recurring expenses, excluding legal settlement	3%	17%
Depreciation and amortization	2%	1%
Operating loss	(72)%	(26)%

Earnings from joint venture	0%	13%
Gain on revaluation of warrant liability	4%	0%
Other income	0%	0%
Interest income (expense), net	0%	(3)%
Loss before income taxes	$(68)%	$(17)%

Earnings

The Company reported a net loss before income taxes and earnings from joint ventures for the three months ended June 30, 2018 of approximately $5.7 million compared to a net loss from continuing operations for the three months ended June 30, 2017 of approximately $1.8 million, representing an increase in net loss of approximately $3.9 million. The increase in net loss is due primarily to the $1.1 million decrease in gross profit from continuing operations, a $1.4 million decrease in earnings from the joint venture, a $0.3 increase in gain on revaluation of warrant liability, and a $0.4 million decrease in interest expense. These were offset by: (i) an increase of $0.3 million in general and administrative costs from continuing operations, and (ii) a $1.8 million increase in sales and marketing expense from continuing operations.

The Company reported a net loss from continuing operations on a fully diluted basis of $0.23 per share for the three months ended June 30, 2018 based on 25,128,681 weighted average shares outstanding, as compared to a net loss from continuing operations of $0.09 per share for the three months ended June 30, 2017, based on 20,693,809 weighted average shares outstanding. The increase in the number of weighted average shares reflects the issuance of shares of common stock due to 3,076,041 shares issued during our February 2018 public offering and issued shares upon the exercise of stock options, and amount compensated to employees.

Revenue

During the three months ended June 30, 2018, our revenue decreased by $2.3 million, or 22%, to $8.4 million as compared to $10.8 million for the three months ended June 30, 2017. This decrease was primarily due to a decrease in the number of campaigns, resulting in a $1.1 million decrease in gross profit.

During the three months ended June 30, 2018 and 2017, no individual customer accounted for more than 10% of the Company’s total revenue.

Expenses

Our cost of revenue, which represents the costs primarily associated with media placement revenues, decreased by $1.2 million, or 22%, to $4.4 million for the three months ended June 30, 2018, as compared to $5.6 million for the three months ended June 30, 2017, primarily due to a decrease in revenue with lower volume of sales. Cost of revenue has increased faster than revenue due to lower margins on television media contracts, and the costs of acquiring new customers as we continue to diversify our customer base and enter into business with larger customers, in addition to continued depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our media placement business, which is included in cost of revenue. Our technology investment that drives our revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years.

Sales and marketing expense increased $1.8 million, or 48%, to $5.5 million for the three months ended June 30, 2018. This increase is due primarily to the expansion of our direct sales force and customer management personnel, which trends in line with the increase in media placement revenue to support customer demand. Sales and marketing expense increased as a percentage of revenue from 35% to 65% for the three months ended June 30, 2018 and 2017, respectively, as we continue to invest in the growth of our business.

General and administrative expenses, excluding certain non-recurring expenses, increased by approximately $1.9 million to $4.2 million for the three months ended June 30, 2018 compared to $2.3 million for the three months ended June 30, 2017. The increase in general and administrative expenses was primarily due to the increases in compensation expense for the executive and non-executive team, including the expansion of non-executive headcount hires as we continue to reinvest in the business.

Certain non-recurring expenses, which are classified in general and administrative expenses and are broken out in the table below, amounted to approximately $0.3 and $1.8 million, respectively, for the three months ended June 30, 2018 and 2017. Once concluded, we expect these fees will not continue as an ongoing expense. There are five major categories of these non-recurring expenses as follows:

Rounded to nearest 000’s	For the Three Months Ended
	June 30,
	2018	2017
Contested proxy solicitations pending or threatened against the Company (a)	-	1,697,000
Investigations of former executives (b)	21,000	93,000
Class action lawsuits (c)	36,000	33,000
Section 382 Rights Plan (d)	-	3,000
Other Litigation (e)	196,000	-
Total	253,000	1,826,000

(a)	These fees represent professional fees and other costs, including proxy solicitation, public relations and other fees incurred in responding to activist stockholder campaigns against the Company.

(b)	These fees represent the legal fees and cost of the forensic accounting to determine the amounts of Company funds used by our former officers for personal use during 2015 and 2016. The inquiry is complete, and the increase in fees is due to procedures required by our new auditor.

(c)	These fees primarily represent the insurance deductible, known as the retention, against our D&O insurance coverage to cover our out of pocket costs. Costs in excess of the retention are expected to be covered by our D&O insurance. The retention is not expected to materially increase unless the settlement or judgment is beyond the coverage limits of our D&O insurance.

(d)	These fees represent the cost of analysis, valuation, preparation and filing of the section 382 stockholder rights plan. This project is complete, and the fee is not expected to increase.

(e)	These fees represent other litigation matters which, upon completion, are not expected to increase. For further information regarding litigation matters, see Note 16 – Commitments and Contingencies.

For the three months ended June 30, 2018, stock-based compensation expense increased $1.5 million or 598% from $0.3 million to $1.7 million due to the issuance of stock options and RSUs.

Results of operations for the six months ended June 30, 2018 and 2017

The following table sets forth, for the periods indicated, certain data derived from our Statement of Operations (in millions):

	For the Six Months Ended
	June 30,
	2018	2017	$ Change	% Change
Total revenue	$19.6	$17.3	2.3	13%
Cost of revenue	11.1	9.0	2.1	23%
Gross profit	8.5	8.3	0.2	2%

Sales and marketing	10.8	7.2	3.6	49%
General and administrative	9.4	6.4	3.0	46%
Recurring general and administrative expenses	9.0	3.7	5.3	143%
Non-recurring expenses, excluding legal settlement	0.4	2.7	(2.3)	(86)%
Depreciation and amortization	0.4	0.3	0.1	26%
Operating loss	(12.0)	(5.6)	(6.4)	114%

Earnings from joint venture	0.0	1.5	(1.5)	(100)%
Gain on revaluation of warrant liability	1.0	0.0	1.0	0%
Other income	0.1	0.0	0.1	0%
Interest income (expense), net	0.0	(0.7)	0.7	(101)%
Loss before income taxes	$(10.9)	$(4.9)	(6.0)	123%

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Statement of Operations (in millions):

	For the Six Months Ended
	June 30,
	2018	2017
Total revenue	$100%	$100%
Cost of revenue	57%	52%
Gross profit	43%	48%

Sales and marketing	55%	42%
General and administrative	48%	37%
Recurring general and administrative expenses	46%	21%
Non-recurring expenses, excluding legal settlement	2%	16%
Depreciation and amortization	2%	2%
Operating loss	(61)%	(33)%

Earnings from joint venture	0%	8%
Gain on revaluation of warrant liability	5%	0%
Other income	1%	0%
Interest income (expense), net	0%	(4)%
Loss before income taxes	$(56)%	$(28)%

Earnings

The Company reported a net loss before income taxes and earnings from joint ventures for the six months ended June 30, 2018 of approximately $10.9 million compared to a net loss from continuing operations for the six months ended June 30, 2017 of approximately $4.9 million, representing an increase in net loss of approximately $6.0 million. The increase in net loss is due primarily to the $0.2 million increase in gross profit from continuing operations, a $1.5 million decrease in earnings from the joint venture, a $1.0 increase in gain on revaluation of warrant liability, and $0.7 million decrease in interest expense. These were offset by: (i) an increase of $3.0 million in general and administrative costs from continuing operations, and (ii) a $3.6 million increase in sales and marketing expense from continuing operations, as further outlined.

The Company reported a net loss from continuing operations on a fully diluted basis of $0.45 per share for the six months ended June 30, 2018 based on 24,430,373 weighted average shares outstanding, as compared to a net loss from continuing operations of $0.24 per share for the six months ended June 30, 2017, based on 20,687,463 weighted average shares outstanding. The increase in the number of weighted average shares reflects the issuance of shares of common stock due to 3,076,041 shares issued during our February 2018 public offering and issued shares upon the exercise of stock options.

Revenue

During the six months ended June 30, 2018, our revenue increased by $2.3 million, or 13%, to $19.6 million as compared to $17.3 million for the six months ended June 30, 2017. This increase was primarily due to an increase in the number of campaigns and the execution of larger deals as we continue to expand our direct sales force and increase our customer base, resulting in a $0.2 million increase in gross profit.

During the six months ended June 30, 2018, contracts with one customer accounted for 27% of the Company’s total revenue. During the six months ended June 30, 2017, no individual customer accounted for more than 10% of the Company’s total revenue.

Expenses

Our cost of revenue, which represents the costs primarily associated with media placement revenues, increased by $2.1 million, or 23%, to $11.1 million for the six months ended June 30, 2018, compared to $9.0 million for the six months ended June 30, 2017. Cost of revenue as a percentage of revenue has increased faster than revenue due to lower margins on television media contracts, and the costs of acquiring new customers as we continue to diversify our customer base and enter into business with larger customers, in addition to continued depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our media placement business, which is included in cost of revenue. Our technology investment that drives our revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years.

Sales and marketing expense increased $3.6 million, or 49%, to $10.8 million for the six months ended June 30, 2018. This increase is due primarily to the expansion of our direct sales force and customer management personnel, which trends in line with the increase in media placement revenue. Sales and marketing expense increased as a percentage of revenue from 42% to 55% for the six months ended June 30, 2018 and 2017, respectively, as we continue to refine and create efficiencies within our sales process.

General and administrative expenses excluding certain non-recurring expenses, increased by approximately $5.3 million to $9.0 million for the six months ended June 30, 2018 compared to $3.7 million for the six months ended June 30, 2017. The increase in general and administrative expenses was primarily due to the increases in compensation expense for the executive and non-executive team, including the expansion of non-executive headcount hires as we continue to reinvest in the business.

Certain non-recurring expenses, which are classified in general and administrative expenses and are broken out in the table below, amounted to approximately $0.4 and $2.7 million, respectively, for the six months ended June 30, 2018 and 2017. Once concluded, we expect these fees will not continue as an ongoing expense. There are five major categories of these non-recurring expenses as follows:

Rounded to nearest 000's	For the Six Months Ended
	June 30,
	2018	2017
Contested proxy solicitations pending or threatened against the Company (a)	60,000	1,747,000
Investigations of former executives (b)	21,000	608,000
Class action lawsuits (c)	36,000	234,000
Section 382 Rights Plan (d)	-	135,000
Other Litigation (e)	261,000	-
Total	378,000	2,724,000

(a)	These fees represent professional fees and other costs, including proxy solicitation, public relations and other fees incurred in responding to activist stockholder campaigns against the Company.

(b)	These fees represent the legal fees and cost of the forensic accounting to determine the amounts of Company funds used by our former officers for personal use during 2015 and 2016. The inquiry is complete, and the increase in fees is due to procedures required by our new auditor.

(c)	These fees primarily represent the insurance deductible, known as the retention, against our D&O insurance coverage to cover our out of pocket costs. Costs in excess of the retention are expected to be covered by our D&O insurance. The retention is not expected to materially increase unless the settlement or judgment is beyond the coverage limits of our D&O insurance.

(d)	These fees represent the cost of analysis, valuation, preparation and filing of the section 382 stockholder rights plan. This project is complete, and the fee is not expected to increase.

(e)	These fees represent other litigation matters which, upon completion, are not expected to increase. For further information regarding litigation matters, see Note 16 – Commitments and Contingencies.

For the six months ended June 30, 2018, stock-based compensation expense increased $1.7 million or 512% from $0.3 million to $2.1 million due to the issuance of stock options and RSUs.

Liquidity and Capital Resources

We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are primarily from collection of accounts receivable and the sale of common stock. In February 2018, the Company issued 2,990,000 shares of its common stock at a public offering price of $5.00 per share for gross proceeds of approximately $14.8 million, offset by fees of $1.1 million related to the offering.

Management believes that our existing cash, cash equivalents, anticipated cash flows from operating activities and proceeds from the sale of common stock, together with our projection of cash flows from operating activities, will provide us with adequate liquidity over the next twelve months. A large portion of our future expenditures will be used to fund our growth, and we will continue adjusting our expected capital and operating expenditures based on certain industry, business, and other market conditions. We will consider additional sources of financing to fund our long-term growth. However, if our ability to generate sufficient operating cash flow or our use of cash in the next twelve months were to significantly adversely change, we may not have enough funds available to continue operating at our current level in future periods. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected financial needs arise, we may seek to raise additional cash by selling equity or debt securities.

The following table sets forth, for the periods indicated, selected data reflected in our Balance Sheet (in millions):

	June 30,	December 31,
	2018	2017	$ Change	% Change
Cash	$6.6	$3.6	3.0	84%
Accounts receivable, net	8.2	13.0	(4.8)	(37)%
Other assets	10.6	10.8	(0.1)	(1)%
Assets from discontinued operations	0.0	0.0	(0.0)	(100)%
Total assets	25.5	27.4	(1.9)	(7)%

Accounts payable	3.9	6.5	(2.7)	(41)%
Accrued expenses	4.1	9.9	(5.8)	(58)%
Other liabilities	0.6	1.5	(1.0)	(62)%
Liabilities from discontinued operations	0.0	0.2	(0.2)	(100)%
Total liabilities	$8.6	$18.2	(9.6)	(53)%

At June 30, 2018, we had $6.6 million in cash, cash equivalents, and marketable securities compared to $3.6 million of cash, cash equivalents, and marketable securities at December 31, 2017. The increase in cash is due to the public offering of common stock in February 2018. We believe that our current cash levels and our cash flows from future operations will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months. However, if our ability to generate sufficient operating cash flow or our use of cash in the next twelve months were to significantly adversely change, we may not have enough funds available to continue operating at our current level in future periods.

At June 30, 2018, we had total assets of $25.5 million as compared to $27.4 million as of December 31, 2017. Accounts receivable decreased $4.8 million to $8.2 million due to increased collections of outstanding accounts receivable during the six months ended June 30, 2018 and use of those collections with the day to day operations of the business. Other assets of $10.6 million decreased $0.1 million from $10.8 million due primarily to amortization of our patent portfolio.

At June 30, 2018, we had total liabilities of $8.6 million as compared to $18.2 million as of December 31, 2017. Accounts payable and accrued expenses decreased by a combined $8.4 million from $16.4 million to $8.0 million due primarily to payments of vendors used from the proceeds of the February 2018 common stock public offering and decrease of accrual of a legal settlement. All other liabilities decreased $1.2 million due primarily to the paydown of the Note under the NPA.

A summary of our cash provided by and used in operating, investing, and financing activities is as follows for the six months ended June 30, 2018 and 2017 (in millions):

	For the Six Months Ended
	June 30,
	2018	2017	Change	% Change
Net cash used in operating activities - continuing operations	$(11.6)	$(2.1)	(9.6)	464%
Net cash provided by (used in) operating activities - discontinued operations	0.0	(0.1)	0.1	(100)%
Net cash used in operating activities	(11.6)	(2.2)	(9.4)	434%

Net cash used in investing activities - continuing operations	(0.2)	(0.8)	0.7	(80)%
Net cash provided by investing activities - discontinued operations	0.0	0.3	(0.3)	(100)%
Net cash used in investing activities	(0.2)	(0.5)	0.4	(69)%

Net cash provided by (used in) financing activities - continuing operations	14.8	(2.9)	17.7	(616)%
Net cash provided by financing activities - discontinued operations	0.0	0.0	0.0	0%
Net cash provided by (used in) financing activities	14.8	(2.9)	17.7	(616)%

Net increase (decrease) in cash and cash equivalents	3.0	(5.6)	8.6	(154)%
Cash and cash equivalents - beginning of period	3.6	8.7	(5.1)	(59)%
Cash and cash equivalents - ending of period	$6.6	$3.2	3.5	109%

Six months ended June 30, 2018 as compare to June 30, 2017

Net cash used by operating activities

Net cash used in operating activities for the six months ended June 30, 2018 was $11.6 million, compared to $2.2 million used for the corresponding period in 2017. The increase of approximately $9.4 million in net operating cash flows was due to an approximately $9.6 million change in cash used in continuing operations principally caused by an increase in overhead operating expenses as the Company continues to invest funds back into its business to position the Company to handle higher levels of revenue. Furthermore, a settlement of $3.5 million was paid in February 2018, as described in Note 11 – Note Payable and Note 16 – Legal, which is a non-recurring expense.

Net cash used by investing activities

Net cash used by investing activities was $0.2 million for the six months ended June 30, 2018 as compared to $0.8 million in the corresponding period for 2017. The decrease is due primarily to the $0.7 million decrease in purchases on new property and equipment and patent application costs, in addition to a decrease of $0.3 million in cash provided by discontinued operations.

Net cash provided by financing activities

Net cash provided by financing activities was $14.8 million for the six months ended June 30, 2018 compared to net cash used of $2.9 million for the corresponding period in 2017 due to the proceeds of common stock issued.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and internal control over financial reporting as of the end of the period covered by this quarterly report on Form 10-Q.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act.

Based upon that evaluation, management, including our principal executive officer and principal financial officer, concluded on June 30, 2018 that, due to the material weakness described below, our disclosure controls and procedures were not effective as of the Evaluation Date.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified relates to an insufficient complement of finance and accounting resources within the organization to ensure the proper application of GAAP with respect to the Company’s complex non-routine transactions. This material weakness was in part attributable to high turnover with respect to the Board, management, chief financial officer, accounting staff and independent outside auditors over the last few years, particularly in the first three quarters of 2017. Specifically, we have determined that (1) our controls over complex non-routine transactions were not designed to capture all non-routine activities and (2) our controls were not designed to ensure that complex non-routine transactions are adequately analyzed and accounted for in accordance with GAAP.

Specifically, in the fourth quarter of 2017, the Company recorded certain audit adjustments with respect to the interim periods of 2017, including those relating to (i) our accounting treatment of certain professional fees from our July 2017 public offering of common stock, (ii) our accounting treatment of revenue derived from our joint venture with Personalized Media Communications, LLC and the presentation of the earnings from such joint venture and (iii) the classification of the issuance of warrants as a liability with the related marked-to-market revaluation each reporting period. In addition, the Company recorded an audit adjustment with respect to the $3.5 million payment to the TAR Group to settle certain litigation and terminate our obligations under the NPA in the fourth quarter of 2017.

Notwithstanding the existence of the material weakness, management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the period ended on Evaluation Date, in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the three and six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

                There have been no material developments with respect to the legal proceedings reported in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.

Item 1A - Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, Part I – Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. There have been no material changes during the period covered by this quarterly report on Form 10-Q to the risk factors previously disclosed under Part I – Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as set forth below.

We may need to raise additional capital through the sale of common stock or debt financing to continue our operations.

The Company anticipates generating cash from its operating activities in future periods; however, if sufficient funds are not generated the Company may need to seek other sources of financing. Efforts to secure additional financing may divert our management’s attention from the Company’s day-to-day activities, which may adversely affect our ability to sell and market our products or to develop new and enhanced solutions. Furthermore, if we issue additional equity securities, stockholders will experience additional dilution, and the new equity securities could have rights senior to those of our common stock.

If we are unable to successfully identify, hire, develop, motivate, and retain highly qualified personnel, our business could be harmed.

The Company announced the resignation of several board members and its Chief Financial Officer subsequent to June 30, 2018. We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture, we may not be able to grow effectively. The resignation of our senior management may interrupt operations as the Company heavily depends on senior managers to perform key tasks and roles to maintain our operations. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization.

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
William Seagrave, Chief Operating Officer and Interim Co-Chief Financial Officer

Date: August 20, 2018	By:	/s/ Aaron Tam
Aaron Tam, Interim Co-Chief Financial Officer