Form 10-Q/A
period 2017-09-30
SITO MOBILE, LTD.
filed 2018-11-15
CIK 1157817

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

(201) 984-7085
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

The number of shares outstanding of each of the issuer’s classes of common equity as of November 15, 2018: 25,437,536 shares of common stock.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of SITO Mobile, Ltd. (the “Company”) for the quarterly period ended September 30, 2017, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 14, 2017 (the “Original Filing”).

As previously disclosed in a Current Report on Form 8-K filed with the SEC on April 2, 2018 and described in more detail below and in Note 18 of the Notes to Condensed Consolidated Unaudited Financial Statements, we determined that we had improperly accounted for certain items. As a result of the improper accounting for those items, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), after considering the recommendations of the Company’s management and consulting with BDO USA, LLP, the Company’s independent registered public accounting firm, concluded that the Company’s unaudited condensed consolidated financial statements included in the Original Filing should not be relied upon. To correctly account for the items described below and in Note 18 of the Notes to Condensed Consolidated Unaudited Financial Statements, we are amending the Original Filing to provide restated condensed consolidated unaudited financial statements as of and for the quarterly periods ended September 30, 2017 and to amend related disclosures.

As previously disclosed, (i) approximately $300,000 in fees associated with the Company’s direct registered offering of common stock in July 2017 were incorrectly classified as general and administrative expenses but should have been recorded as a charge against equity as these expenses directly related to the public offering of common stock; (ii) the Audit Committee determined that the 320,000 warrants issued by the Company in connection with its direct registered offering of common stock in July 2017, which were initially accounted for as equity, should have been accounted for as a liability under generally accepted accounting principles because of the inherent risk that unknown future effects could compromise the ability of the Company to maintain an effective registration statement for the shares of common stock underlying such warrants; and (iii) the Audit Committee determined that the licensing revenue from the Company’s licensing arrangement with Personalized Media Communications, LLC (the “JV License”) should have been recorded as Earnings from Joint Venture rather than top-line revenue and that the renewal of the JV License in June 2017 resulted in the JV License becoming a perpetual license under generally acceptable accounting principles, requiring upfront recognition of an approximately $4,500,000 pre-payment. Additionally, approximately $350,000 of operating cash flows was reclassed to investing activities.

The Company reclassified $315,931 of fees associated with its direct registered offering of common stock in July 2017 from general and administrative to additional paid-in capital for each of the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2017, the Company recognized the fair value of warrants, in connection with its direct registered offering of common stock in July 2017, of $1,061,578 as a liability offset against additional paid-in capital in July 2017. The Company measures the fair value on a recurring basis each reporting period for these warrants and for each of the three and nine months ended September 30, 2017, recorded a net loss on revaluation of the warrants of $636,456. The Company previously recognized licensing revenue that should have been recorded as Earnings from Joint Venture that required reversing entries of $26,815 for the three months ended June 30, 2017 and $85,069 for the three months ended September 30, 2017. The JV License became perpetual in June 2017, and the Company recorded an entry of $1,350,000 for the three months ended June 30, 2017.

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

For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

Part I – Item 1 (Financial Statements)

Part I – Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations)

Part I – Item 4 (Controls and Procedures)

Part II – Item 6 (Exhibits)

In addition, as required by Rule 12b-15, the Company’s principal executive officer and the Company’s principal financial officer are providing new currently dated certifications. Accordingly, the Company hereby amends Part II – Item 6 (Exhibits) in the Original Filing to reflect the filing or furnishing, as applicable, of the new certifications, to correctly indicate that Exhibits 32.1 and 32.2 are to be furnished herewith and to file various exhibits related to XBRL.

Except as described above, this Amendment No. 1 does not amend, update or change any other items in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof except for disclosure of the Company’s assessment of its ability to continue as a going concern identified and disclosed in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2018. As such, this Amendment No. 1 speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events (other than the assessment of the Company’s assessment of its ability to continue as a going concern) and any forward-looking statements represent management’s views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

Contents

		Page
		Number

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited and as Restated) and December 31, 2016	1

	Condensed Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2017 (Unaudited and as Restated) and 2016 (unaudited)	3

	Condensed Consolidated Statement of Changes in Stockholder’s Equity for the Nine Months Ended September 30, 2017 (Unaudited and as Restated) and December 31, 2016	4

	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2017 (Unaudited and as Restated) and 2016 (unaudited)	5

	Notes to Condensed Consolidated Unaudited Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures	37

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	39

Item 1A	Risk Factors	39

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3	Defaults Upon Senior Securities	40

Item 4	Mine Safety Disclosures	40

Item 5	Other Information	41

Item 6	Exhibits	41

SIGNATURES		42

i

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited and as Restated)

Assets
Current assets
Cash and cash equivalents	$2,585,453	$8,744,545
Accounts receivable, net	12,975,448	8,842,256
Other prepaid expenses	1,410,624	229,039
Assets from discontinued operations, net	14,861	870,716

Total current assets	16,986,386	18,686,556

Property and equipment, net	468,308	410,688

Other assets
Capitalized software development costs, net	1,666,814	1,698,992
Intangible assets:
Patents	746,075	461,730
Patent applications cost	-	854,088
Other intangible assets, net	1,235,757	1,439,007
Goodwill	6,444,225	6,444,225
Other assets including security deposits	92,420	150,038

Total other assets	10,185,291	11,048,080

Total assets	$27,639,985	$30,145,324

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited and as Restated)

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,261,331	$3,184,237
Accrued expenses	3,282,101	2,180,944
Deferred revenue, current portion	1,502,539	245,407
Current obligations under capital lease	3,642	3,446
Note payable, net - current portion	-	2,896,893
Warrant liability	1,698,034	-
Liabilities from discontinued operations, net	170,225	607,236

Total current liabilities	12,917,872	9,118,163

Long-term liabilities
Obligations under capital lease	-	2,756
Note payable, net	-	3,952,827

Total long-term liabilities	-	3,955,583

Total liabilities	12,917,872	13,073,746

Commitments and contingencies - See notes 16

Stockholders’ Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 20,950,460 shares issued and outstanding as of September 30, 2017 and $.001 par value; 100,000,000 shares authorized, 20,681,047 shares issued and outstanding as of December 31, 2016	21,949	20,680
Additional paid-in capital	163,771,577	157,829,709
Accumulated deficit	(149,071,413)	(140,778,811)

Total stockholders’ equity	14,722,113	17,071,578

Total liabilities and stockholders’ equity	$27,639,985	$30,145,324

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(as Restated)		(as Restated)
Revenue
Media placement	$10,916,126	$8,424,099	$28,163,712	$21,583,479
Licensing and royalties	70,726	127,196	130,653	388,561
Total revenue	10,986,852	8,551,295	28,294,365	21,972,040

Costs and Expenses
Cost of revenue	5,342,189	3,759,675	14,364,112	9,973,728
Sales and marketing	3,395,943	2,870,828	10,607,985	7,685,561
General and administrative	3,416,253	1,356,537	9,834,685	4,236,541
Depreciation and amortization	713,903	153,696	996,590	458,072

Total costs and expenses	12,868,288	8,140,736	35,803,372	22,353,902

(Loss) income from operations	(1,881,436)	410,559	(7,509,007)	(381,862)

Other Income (Expense)
Earnings from joint venture	-	-	1,464,754	-
Loss on revaluation of warrant liability	(636,456)	-	(636,456)	-
Interest expense	(555,288)	(436,782)	(1,299,049)	(1,321,673)

Net loss before income taxes	(3,073,180)	(26,223)	(7,979,758)	(1,703,535)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(3,073,180)	(26,223)	(7,979,758)	(1,703,535)

Discontinued Operations
Income (loss) from operations of discontinued component	2,788	527,723	(312,844)	1,759,594

Net income (loss) from discontinued operations	2,788	527,723	(312,844)	1,759,594

Net (loss) income	$(3,070,392)	$501,500	$(8,292,602)	$56,059

Basic net income (loss) income per share
Continuing operations	(0.14)	(0.00)	(0.38)	(0.10)
Discontinued operations	0.00	0.03	(0.01)	0.10
Basic net loss per share	$(0.14)	$0.03	$(0.39)	$0.00

Basic weighted average shares outstanding	21,597,130	17,433,011	20,994,017	17,714,960

Diluted earnings (loss) per share
Continuing operations	-	(0.00)	-	(0.09)
Discontinued operations	-	0.03	-	0.09
Diluted net earnings per share	$-	$0.03	$-	$0.00

Diluted weighted average shares outstanding	-	19,573,308	-	19,762,037

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2015	17,157,520	$17,156	$144,538,247	$(139,374,825)	$5,180,578

Shares issued on exercise of stock options	256,860	257	1,068,816	-	1,069,073
Compensation recognized on option grants	-	-	1,337,912	-	1,337,912
Issuance of stock for restructuring of debt	200,000	200	567,800	-	568,000
Issuance of common stock	3,066,667	3,067	10,316,934	-	10,320,001
Net (loss) for the year ended December 31, 2016	-	-	-	(1,403,986)	(1,403,986)

Balance - December 31, 2016 (Audited)	20,681,047	20,680	157,829,709	(140,778,811)	17,071,578

Issuance of common stock and warrants, net	1,200,000	1,200	4,621,291	-	4,622,491
Shares issued on exercise of stock options	69,413	69	2,431	-	2,500
Compensation recognized on option grants	-	-	1,262,267	-	1,262,267
Compensation recognized on restricted stock units	-	-	55,879	-	55,879
Net (loss) for the period ended September 30, 2017	-	-	-	(8,292,602)	(8,292,602)

Balance - September 30, 2017 (as Restated)	21,950,460	$21,949	$163,771,577	$(149,071,413)	$14,722,113

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2017	2016
	(as Restated)
Cash Flows from Operating Activities
Net (loss) income	$(8,292,602)	$56,059
Less: income (loss) from discontinued operations, net of tax	(312,844)	1,759,594
Loss from continuing operations	(7,979,758)	(1,703,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	113,516	99,489
Amortization expense - software development costs	666,876	463,547
Amortization expense - patents	679,823	150,863
Amortization expense - discount of debt	794,548	570,267
Amortization expense - deferred costs	37,676	31,093
Amortization expense - intangible assets	203,250	207,720
Provision for bad debt	282,072	336,204
Loss on disposition of assets	6,024	-
Stock option compensation expense	1,261,777	931,197
Restricted stock compensation expense	55,879	-
Loss on revaluation of derivative warrant liability	636,456	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(4,415,265)	(3,903,047)
(Increase) in prepaid expenses	(1,181,585)	(160,481)
Decrease (increase) in other assets	19,942	(9,965)
Increase (decrease) in accounts payable	3,077,091	(459,638)
Increase in accrued expenses	1,101,153	611,514
Increase (decrease) in deferred revenue	1,257,132	(96,129)
(Decrease) increase in accrued interest	(727,604)	190,502
Net cash used in operating activities - continuing operations	(4,110,997)	(2,740,401)
Net cash (used in) provided by operating activities - discontinued operations	(206,456)	2,170,685

Net cash used in operating activities	(4,317,453)	(569,716)

Cash Flows from Investing Activities
Patents and patent applications costs	(110,079)	(133,877)
Purchase of property and equipment	(204,157)	(23,197)
Proceeds from sale of property and equipment	27,000	-
Capitalized software development costs	(634,696)	(769,096)
Net cash used in investing activities - continuing operations	(921,932)	(926,170)
Net cash provided by (used in) investing activities - discontinued operations	312,947	(304,960)

Net cash used in investing activities	$(608,985)	$(1,231,130)

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2017	2016
	(as Restated)
Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants	$6,000,000	$10,320,001
Proceeds from exercise of stock options	2,500	703,604
Stock issuance costs	(315,931)	(1,180,000)
Restructuring of debt	-	(100,000)
Principal reduction on obligation under capital lease	(2,559)	(888)
Principal reduction on repayment of debt	(6,916,664)	(1,891,668)
Net cash (used in) provided by financing activities - continuing operations	(1,232,654)	9,031,049
Net cash used in financing activities - discontinued operations	-	(8,500)

Net cash (used in) provided by financing activities	(1,232,654)	9,022,549

Net (decrease) increase in cash and cash equivalents	(6,159,092)	7,221,704

Cash and cash equivalents - beginning of period	8,744,545	2,615,184

Cash and cash equivalents - ending of period	$2,585,453	$9,836,888

Supplemental Information:

Interest expense paid	$843,662	$529,895
Income taxes paid	$14,806	$34,629

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SITO Mobile, Ltd.

Notes to Condensed Consolidated Unaudited Financial Statements

1.	Organization, History and Business

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

Basis of Presentation

Our consolidated financial statements include our accounts, as well as those of our wholly-owned subsidiaries. Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnote disclosures required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2017 (as restated) are not necessarily indicative of the results to be expected for any other interim period or for the results of the full year ending December 31, 2017 as reported in our Annual Report on Form 10-K as filed with the Securities and Exchange Commissions (the “SEC”) on April 2, 2018.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of approximately $172 million at September 30, 2018. As shown in the accompanying financial statements during the three and nine months ended September 30, 2018, the Company incurred net losses of $5.3 and $16.3 million, respectively, and used $13.6 million of cash for its operating activities during the nine months ended September 30, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

The Company’s existence is dependent upon management’s ability to obtain additional funding sources or to enter into large-scale, multi-year, significant contracts. There can be no assurance that the Company’s efforts will result in the resolution of the Company’s liquidity needs. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern. For further discussion of the Company’s ability to continue as a going concern, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Quarterly Report on Form 10-Q.

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

Depreciation is computed on the straight-line and accelerated methods for financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Software development	2-3 years
Equipment and computer hardware	5 years
Office furniture	5-7 years
Leasehold Improvements	5 years, or lease expiration if sooner

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

In general, licensing and royalty revenue arrangements provide for the payment of contractually determined fees in consideration for the patented technologies owned by or controlled by the Company’s operating subsidiary. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. Pursuant to the terms of these agreements, the Company’s operating subsidiary may have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s operating subsidiary’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of licenses, covenants-not-to-sue, releases, and other significant deliverables upon the execution of the agreement, or upon the receipt of the minimum upfront payment for term agreement renewals. As such, when the Company has no further obligation under the agreement, execution of the agreement exists, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all the other revenue recognition criteria have been met revenue is recognized. Otherwise, the Company recognizes revenue on a straight-line basis over the life of the agreement based on the contractually determined fees. The licensing and royalty revenue arrangement was extended in the second quarter of 2017.

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

Excluding discontinued operations, of the Company’s revenue earned during the nine months ended September 30, 2017, no individual customer accounted for more than 10% of total revenue. During the nine months ended September 30, 2016, approximately 20% was generated from contracts with one advertising agency.

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

In April 2016, the FASB issued an Accounting Standards Update (“ASU”) “ASU 2016 – 10 Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing” which clarifies the topics of identifying performance obligations and licensing implementation guidance, while including implementation guidance. This updated standard affects “ASU 2014-09 Revenue from Contracts with Customers (Topic 606)” which is not yet effective. The Company does not expect that this standard will have a material effect on its consolidated financial statements.

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

In January 2016, the FASB issued “ASU 2016 – 01 Recognition and Measurement of Financial Assets and Financial Liabilities” which changes requirements for the presentation and measurement of equity investments at fair value. The updated standard is effective for the Company beginning after December 15, 2017, including interim periods within that fiscal year. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

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

During the three months ended September 30, 2017, the useful lives of the Company’s patents were updated due to a change in accounting estimate. The change in accounting estimate gave rise to a one-time amortization expense of approximately $591,000, recorded during the period.

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

On February 7, 2017, the Company executed an Asset Purchase Agreement to sell the Wireless Application business for $400,000, of which $310,000 was received on the closing date and the remaining $90,000 will be paid upon the satisfaction of certain post-closing covenants. Of the $90,000 payable upon satisfaction of the post-closing covenants, $40,000 was earned and collected by the Company, with the remaining $50,000 not expected to be earned, for a total sale price of $350,000. The Company has reported the Wireless Application segment as Discontinued Operations in the Consolidated Statement of Operations and Consolidated Statements of Cash Flows with related assets and liabilities as of September 30, 2017 and 2016, included as Assets of business held for sale and Liabilities of business held for sale.

The following table presents the assets and liabilities of the Wireless Applications business, as Assets classified as held for sale and Liabilities classified as held for sale in the Consolidated Balance Sheets:

	September 30,	December 31,
	2017	2016

Accounts receivable, net	$-	$430,151
Other prepaid expenses	-	9,455
Property, plant and equipment, net	9,130	35,516
Capitalized software development costs, net	-	389,863
Other assets	5,731	5,731
Assets classified as held for sale	14,861	870,716
Accounts payable	98,029	298,757
Accrued expenses	12,500	248,783
Deferred revenue	59,696	59,696
Liabilities classified as held for sale	$170,225	$607,236

The following table presents the Discontinued Operations of the Wireless Applications business in the Consolidated Statement of Operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Wireless applications revenue	$-	$1,790,135	$53,298	$4,735,213

Costs and Expenses
Cost of revenue	4,793	999,415	235,632	2,429,585
Sales and marketing	410	38,390	32,981	143,364
General and administrative	1,831	214,034	144,785	371,669
Depreciation and amortization	2,178	10,573	9,279	31,001
Total costs and expenses	9,212	1,262,412	422,677	2,975,619

Other Income	12,000	-	56,535	-

Net income (loss) from discontinued operations	$2,788	$527,723	$(312,844)	$1,759,594

The following table presents the Wireless Applications business in the Consolidated Statement of Cash Flows:

	For the nine months ended
	September 30,
	2017	2016

Net cash (used in) provided by discontinued operating activities	$(206,456)	$2,170,685
Net cash provided by (used in) discontinued investing activities	312,947	(304,960)
Net cash used in discontinued financing activities	-	(8,500)
Net increase in cash and cash equivalents	$106,491	$1,857,225

10.	Income Taxes

As of September 30, 2017, the Company has a net operating loss carryover of approximately $47,603,442 available to offset future income for income tax reporting purposes, which will expire in various years through 2036, if not previously utilized.

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

Prior to the repayment of the Note in full on August 1, 2017, the principal amount of the Note bore interest at a rate equal to LIBOR plus 9% per annum. Such interest was payable in cash, except that 2% per annum of such interest was to be paid-in-kind, by increasing the principal amount of the Note by the amount of such interest. The term of the Note was 42 months and the Company was required to make, beginning in October 2015, monthly amortization payments on the Note, each in a principal amount equal to $333,334 until the Note was paid in full. The Company was also required to apply 85% of Monetization Revenues (as defined in the NPA) from certain of the Company’s patents unrelated to its core business activities to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the Note until all amounts due with respect to the Note were paid in full. After the repayment of the principal amount of the Note and all accrued interest thereunder, which occurred on August 1, 2017, the Company is obligated to pay the Revenue Participants (a) 50% of Monetization Revenues until such time as the Revenue Participants have received $2,500,000 in the aggregate with respect to the Revenue Stream, (b) 30% of the Monetization Revenues thereafter, until such time that the Revenue Participants have received $5,000,000 in the aggregate with respect to the Revenue Stream, and (c) 10% of the Monetization Revenues thereafter, until the Revenue Stream has been fully satisfied. In addition, upon any acceleration of the Notes and Revenue Stream, the Company is obligated to pay the Revenue Participants 100% of the Monetization Revenues until the Revenue Stream has been fully satisfied. The Company was also required to pay $350,000 to the Note Purchaser upon repayment of the Note, which payment was also made on August 1, 2017.

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

On March 1, 2016, the Company entered into Amendment No.1 (the “Amendment”) to the NPA. Pursuant to the terms of the Amendment, principal payment on the Note issued pursuant to the NPA was reduced from $333,333 to $175,000 for the period commencing on the last business day of February 2016 through the last business day of February 2017 and from $333,333 to $300,000 for the period commencing on the last business day of March 2017 to the last day of business of February 2018, with the final payment on the last business day of March 2018 increased to repay the remaining principal in full. In consideration for the Amendment, the Company agreed to pay a restructuring fee of $100,000 and issue 200,000 shares of its common stock with an aggregate value of $568,000 to the Purchasers.

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

During the nine months ended September 30, 2017, the Company recognized stock-based compensation expense totaling $1,262,268, through the vesting of 631,080 common stock options. Of the $1,262,268 in stock compensation expense, $787,830 is included in general and administrative expense, of which $437 is included in discontinued operations, and $474,438 is included in sales and marketing expense, of which $54 is included in discontinued operations.

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

During the nine months ended September 30, 2017, the Company recognized restricted stock-based compensation expense totaling $55,879, of which $55,879 is included in general and administrative expense and $0 is included in sales and marketing expense. During the nine months ended September 30, 2016, the Company recognized $0 in restricted stock-based compensation expense.

13.	Related Party Transactions

On April 21, 2014, SITO Mobile R&D IP, LLC, the Company’s wholly-owned subsidiary, through a joint venture (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “JV License Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV granted the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“JV Patents”), including an exclusive license to assert the JV Patents against certain infringing parties in the media distribution industry.  In exchange for the License, the Licensee has agreed to pay the JV an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”), subject to a right of the Licensee to renew the License for an additional four years.  Under the arrangement, if the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License would be deemed to be perpetual. For JV Patent infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid and litigation costs incurred (“Share of Proceeds”).  SITO Mobile R&D IP, LLC and PMC have agreed serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee has agreed to be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting the Licensee in such litigation, including attorneys’ fees. The Licensee will pay the Annual Fee and any Share of Proceeds to the JV.  The Company is entitled to 30% of any proceeds received by the JV. In the event that the Licensee does not assert any infringement actions under its rights in the License prior to April 2019, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee.  On May 23, 2017, the parties renewed the JV License Agreement for an additional four years in exchange for an upfront payment to the JV of $4,500,000, of which the Company received $1,350,000 and reported as earnings from the JV for the three and nine months ended September 30, 2017. The Company’s share of the renewal fee was paid to the Note Purchaser in accordance with the terms of the NPA.  (See Note 11 – Note Payable.)  For the three and nine months ended September 30, 2017, the Company amortized $0 and $114,754, respectively, as earnings from the JV and as of September 30, 2017, the Company has $0 in deferred revenue under the JV License Agreement.

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

The Company identified the warrants issued as part of the July 2017 offering as liabilities that are required to be presented on the condensed consolidated balance sheets at fair value within Level 2 in the fair value hierarchy because we use inputs that are observable or can be corroborated by observable data. The Company measures the fair value on a recurring basis each reporting period for these warrants and for the three and nine months ended September 30, 2017, recorded a net loss on revaluation of the warrants of $636,456 and $636,456, respectively.

15.	Stockholders’ Equity

Common Stock

The holders of the Company’s common stock are entitled to one vote per share of common stock held by them.

During the nine months ended September 30, 2017, the Company issued 1,269,413 shares of common stock of which 69,413 shares were issued upon the exercise of stock options for which the Company received $2,500 in gross proceeds, and the Company received $5,684,069 in proceeds net of legal and accounting services in connection with the registration and issuance of 1,200,000 shares of common stock.

During the nine months ended September 30, 2016, the Company issued 3,430,520 shares of its common stock of which 200,000 shares were issued to Fortress Credit Co LLC at $2.84 per share for an aggregate amount $568,000, in consideration for the amendment of the NPA, 163,583 shares were issued for options exercised for which the Company received $703,604 in gross proceeds, and the Company received $10,320,001 in proceeds net of legal and accounting services in connection with the registration and issuance of 3,066,667 shares of common stock.

Warrants

The Company granted warrants to purchase an aggregate of 320,000 shares of its common stock during the nine months ended September 30, 2017, none of which have been exercised or expired.

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

Stock Incentive Plans

The Company established the 2008, 2009, and 2010 Stock Incentive Plans (collectively, the “Plans”) for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. The Plans are administered by the Compensation Committee of the Board of Directors which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award. As of September 30, 2017, there were 1,840,199 shares available to grant under the Plans.

A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. Options restricted stock and restricted stock units granted under the Plans vest as determined by the Company’s Compensation Committee. Options granted under the Plans expire over varying terms, but not more than ten years from the date of grant.

Stock option activity for nine months ended September 30, 2017 and year ended December 31, 2016 is as follows:

	Stock Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance - 12/31/15	2,593,257	$2.25 - $7.06	$4.78	2.82
Grants	844,000	$2.58 - $4.74	3.64
Exercised	(256,860)	$2.25 - $4.69	(4.16)
Cancellations	(1,268,010)	$2.50 - $6.50	(5.42)
Balance - 12/31/16	1,912,387	$2.50 - $7.06	$3.93	3.62
Grants	1,285,000	$2.60 - $6.01	4.90
Exercised	(69,413)	$2.50 - $4.69	(0.04)
Cancellations	(1,254,527)	$2.50 - $7.06	(3.52)
Balance - 09/30/17	1,873,447	$2.50 - $6.76	$5.02	4.30

For the three and nine months ended September 30, 2017, the Company recognized compensation expense related to stock option grants of approximately $0.7 million and $1.2 million, respectively. For the three and nine months ended September 30, 2016, the Company recognized compensation expense related to stock option grants of approximately $0.4 million and $0.9 million, respectively.

The estimated fair value of each option award granted was determined on the date of grant using an option pricing model with the following assumptions for option grants during the nine months ended September 30, 2017 and 2016, respectively.

	September 30,
	2017	2016
Weighted Average Risk-Free Interest Rate	2.22%	1.23%
Weighted Average Expected Volatility	96.70%	97.91%
Dividend Yield	-	-
Weighted Average Expected Option Term (Years)	7.64	5.06
Weighted Average Grant Date Fair Value	4.20	3.03

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

A summary of the Company’s non-vested options to purchase shares as of September 30, 2017 and changes during the nine months ended September 30, 2017 and the year ended December 31, 2016 are presented below:

	Number of Options	Weighted Average Exercise Price
Non-Vested Balance - 12/31/15	$620,326	$2.92
Grants	844,000
Vested	(165,000)
Forfeited	(17,300)
Non-Vested Balance - 12/31/16	$1,282,026	$3.26
Grants	1,285,000
Vested	(475,447)
Forfeited	(693,579)
Non-Vested Balance - 09/30/17	$1,398,000	$4.21

A summary of the Company’s restricted stock activity as of September 30, 2017 and changes during the nine months ended September 30, 2017 and the year ended December 31, 2016 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested Balance - 12/31/15	-	$-
Grants	-	-
Vested	-	-
Forfeited	-	-
Non-Vested Balance - 12/31/16	-	$-
Grants	123,333	4.26
Vested	(4,310)	8.70
Forfeited	-	-
Non-Vested Balance - 09/30/17	119,023	$4.10

For the three and nine months ended September 30, 2017 the Company recognized compensation related to restricted stock unit grants of approximately $0.1 million and $0.1, respectively. Additional compensation expense of $0.5 million relating to the unvested portion of restricted stock granted is expected to be recognized over a remaining average period of 1.10 years. The Company did not recognize compensation related to restricted stock unit grants for the three and nine months ended September 30, 2016.

Warrants

The Company issued warrants as part of its offering in 2017. A summary of warrant activity is as follows:

	Warrants	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance - 12/31/15	-	-	$-	-
Grants	-	-	-
Exercised	-	-	-
Cancellations	-	-	-
Balance - 12/31/16	-	-	$-	-
Grants	320,000	6.25	6.25
Exercised	-	-	-
Cancellations	-	-	-
Balance - 09/30/17	320,000	$6.25	$6.25	4.58

16.	Commitments and Contingencies

Operating Leases

The Company leases office space in Jersey City, New Jersey; Meridian, Idaho; Chicago, Illinois; Dallas, Texas; New York, New York; Atlanta, Georgia; and Boston, Massachusetts. The Company’s Meridian office space is subject to a 38-month lease that commenced on May 1, 2014. The Jersey City office lease, amended on November 6, 2014, expires on November 30, 2018 and the Company has the option to extend the term for an additional five years. In addition to paying rent, under the terms of the Jersey City office lease the Company is also required to pay its pro rata share of the property’s operating expenses. The other office locations are month-to-month commitments. Rent expense for the three and nine months ended September 30, 2017 was $125,061 and $343,405, respectively. Rent expense for the three and nine months ended September 30, 2016 was $80,307 and $292,522, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of September 30, 2017 for the next five fiscal years and in the aggregate are:

Remainder of 2017	$91,852
2018	333,623
2019	322,152
2020	26,846
2021	-
$774,473

Legal

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of September 30, 2017, the Company is not aware of any asserted or un-asserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require recognition under guidance in ASC 450.

A purported securities class action lawsuit was filed on February 17, 2017 in the United States District Court for the District of New Jersey against the Company and our former Chief Executive Officer and Director, and our former Chief Financial Officer and Chief Operating Officer. The complaint alleges violations of various securities laws. This action was brought on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 9, 2016 and January 2, 2017 and seeks unspecified money damages. The allegations in this complaint center on allegedly materially false and/or misleading statements, misrepresenting SITO’s media placement revenues. A motion for appointment of lead plaintiff is now pending. Discovery has not commenced. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows.

17.	Subsequent Events

Refer to our Annual Report on Form 10-K as filed with the SEC on April 2, 2018 for the fiscal year ended December 31, 2017, and other subsequent filings with the SEC, for subsequent events from November 14, 2017, the original date the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 had been filed with the SEC.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On October 20, 2017, the Company’s Board of Directors  (the “Board”) approved an amendment to the Company’s By-Laws (the “By-Law Amendment”) that allows the Board to permit stockholders to participate in meetings of the Company’s stockholders by means of remote communication in accordance with the Delaware General Corporation Law. Specifically, the By-Law Amendment, which is set forth in a new paragraph under Article II - Meetings of Stockholders, Section 15 - Place of Meetings, of the Company’s By-Laws, provides that the Company’s Board of Directors may, in its sole discretion, determine that future stockholder meetings will not be held at any place, but may instead be held solely by means of remote communication in accordance with Section 211(a)(2) of the Delaware General Corporation Law, and that if authorized by the Board in its sole discretion, and subject to such guidelines and procedures as the Board may adopt, stockholders and proxy holders not physically present at a future meeting of stockholders may, by means of remote communication (a) participate in a meeting of stockholders; and (b) be deemed present in person and vote at a meeting of stockholders whether such meeting is to be held at a designated place or solely by means of remote communication, provided that (i) the Company implements reasonable measures to verify that each person deemed present and permitted to vote at the meeting by means of remote communication is a stockholder or proxy holder; (ii) the Company implements reasonable measures to provide such stockholders and proxy holders a reasonable opportunity to participate in the meeting and to vote on matters submitted to the stockholders, including an opportunity to read or hear the proceedings of the meeting substantially concurrently with those proceedings; and (iii) if any stockholder or proxy holder votes or takes other action at the meeting by means of remote communication, a record of that vote or other action must be maintained by the Company.

Claim filed by TAR SITO LendCo LLC

On November 3, 2017, a complaint was filed against the Company in the Supreme Court of the State of New York by TAR SITO LendCo LLC (“TAR”), an entity that is owned and controlled by Julian Singer, the son of Karen Singer, formerly a substantial beneficial owner of the Company’s common stock, and her husband, Gary A. Singer. TAR is the “Revenue Participant” and “Collateral Agent” under the Revenue Sharing and Note Purchase Agreement as discussed above in Note 11 – Note Payable. The complaint alleges that the Company has breached its obligations to undertake best efforts to diligently pursue the monetization of the patents and to provide timely information with respect to the Company’s intellectual property to the Revenue Participant, in addition to other alleged minor technical and curable defaults. However, the Company’s obligation to pay any amounts to TAR under the NPA is entirely dependent on the generation by the Company of revenues from the monetization of the patents, and the Company has not generated substantial revenues from these patents to date. Notwithstanding the Complaint, the Company believes that it has diligently undertaken its best efforts to monetize the Patents (which efforts have been described in detail to TAR in writing), and that it has fully complied with all of the covenants under the NPA and is not otherwise in default under the NPA. The Company believes that the allegations by TAR in the complaint are without merit, and it intends to vigorously defend against this lawsuit.

18.	Restatement of Consolidated Financial Statements

On March 31, 2018, the Audit Committee of the Board of Directors (the “Audit Committee”), after considering the recommendations of the Company’s management and consulting with BDO USA, LLP, the Company’s independent registered public accounting firm, concluded that the Company’s unaudited condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2017 and September 30, 2017 should not be relied upon because the Company had improperly accounted for (i) certain professional fees relating to its July 2017 direct registered offering of common stock, (ii) the classification of the issuance of warrants, with the related marked-to-market revaluation each reporting period from the same July 2017 direct registered offering of common stock and (iii) revenue derived from the Company’s joint venture with Personalized Media Communications, LLC and the presentation of the earnings from such joint venture, as more fully described below.

Professional Fees

Approximately $300,000 in fees associated with the Company’s direct registered offering of common stock in July 2017 were incorrectly classified as general and administrative expenses as presented in the three and nine month periods ended September 30, 2017. As these expenses directly related to the public offering of common stock, they should have been recorded as a charge against equity. As a result, the Company’s general and administrative expenses were overstated by approximately $300,000 and its net loss was overstated by approximately $300,000 for the three and nine months ended September 30, 2017. The Company reclassified $315,931 of fees associated with its direct registered offering of common stock in July 2017 from general and administrative to additional paid-in capital for each of the three and nine months ended September 30, 2017.

Warrants

In connection with the Company’s direct registered offering of common stock in July 2017, the Company issued 320,000 warrants, which were accounted for as equity. The Audit Committee determined that the warrants should have been accounted for as a liability under generally accepted accounting principles because of the inherent risk that unknown future effects could compromise the ability of the Company to maintain an effective registration statement for the shares of common stock underlying such warrants. As a result, stockholders’ equity-additional paid-in capital was overstated by approximately $1,000,000 and Warrant Liability was understated by approximately $1,700,000 as of September 30, 2017. In addition, under the liability method of accounting, the Company will mark to market the warrants each reporting period. Other expense, loss on revaluation of warrant liability, was understated by approximately $600,000 for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2017, the Company recognized the fair value of warrants, in connection with its direct registered offering of common stock in July 2017, of $1,061,578 as a liability offset against additional paid-in capital in July 2017. The Company measures the fair value on a recurring basis each reporting period for these warrants and for each of the three and nine month periods ended September 30, 2017, recorded a net loss on revaluation of the warrants of $636,456.

Earnings from Joint Venture

The Company has maintained a licensing arrangement providing for a joint venture with Personalized Media Communications, LLC (the “JV License”). The JV License was renewed in June 2017 in exchange for a pre-payment of approximately $4,500,000. The Company has historically recorded revenue from the JV License as deferred revenue, which was recognized as revenue over the life of the JV License. The Audit Committee determined that the licensing revenue should have been recorded as Earnings from Joint Venture rather than top-line revenue. Furthermore, the renewal of the JV License in June 2017 resulted in the JV License becoming a perpetual license under generally acceptable accounting principles, requiring upfront recognition of the pre-payment noted above. The Company’s deferred revenue was overstated by approximately $1,200,000, comprised of approximately $300,000 of current deferred revenue and approximately $900,000 of long-term deferred revenue, and Earnings of Joint Venture was understated by approximately $1,500,000 for the nine months ended September 30, 2017. As a result, the Company’s net loss was understated by approximately $100,000 for the three months ended September 30, 2017 and its net loss was overstated by approximately $1,200,000 for the nine months ended September 30, 2017. The Company previously recognized licensing revenue that should have been recorded as Earnings from Joint Venture that required reversing entries of $26,815 for the three months ended June 30, 2017 and $85,069 for the three months ended September 30, 2017. The JV License became perpetual in June 2017, and the Company recorded an entry of $1,350,000 for the three months ended June 30, 2017.

The net impact of these adjustments to the Company’s statement of operations for the three and nine months ended September 30, 2017 is (i) a decrease in loss from operations of $230,862 and $89,293, respectively, (ii) an increase in net loss of $405,594 and decrease in net loss $917,591, respectively and (iii) an increase in basic and diluted net loss per share of $0.02 and decrease of $0.04, respectively.

The net impact of these adjustments to the Company’s balance sheet as of September 30, 2017 is (i) a decrease in current deferred revenue of $252,431, (ii) a decrease in long-term deferred revenue of $900,616, (iii) an increase in warrant liability of $1,698,034, (iv) a decrease in additional paid-in capital of $1,377,509 and (v) a decrease in accumulated deficit of $832,522.

None of these adjustments result in a net impact to cash for the nine months ended September 30, 2017. As a result of these adjustments, (i) net cash used in operating activities increased by $34,425 and (ii) net cash used in financing activities increased by $315,931 for the nine months ended September 30, 2017.

The following tables provide a reconciliation of the amounts previously reported to the restated amounts for the quarterly period ended September 30, 2017:

As of September 30, 2017, and for the three and nine months ended September 30, 2017

	September 30, 2017
	Previously		As
	Reported	Adjustments	Revised
Assets
Current assets
Cash and cash equivalents	$2,585,453	$-	$2,585,453
Accounts receivable, net	12,975,448	-	12,975,448
Other prepaid expenses	1,410,624	-	1,410,624
Assets from discontinued operations	14,861	-	14,861

Total current assets	16,986,386	-	16,986,386

Property and equipment, net	468,308	-	468,308

Other assets
Capitalized software development costs, net	1,666,814	-	1,666,814
Intangible assets:
Patents	746,075	-	746,075
Other intangible assets, net	1,235,757	-	1,235,757
Goodwill	6,444,225	-	6,444,225
Other assets	92,420	-	92,420

Total other assets	10,185,291	-	10,185,291

Total assets	$27,639,985	$-	$27,639,985

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,261,331	$-	$6,261,331
Accrued expenses	3,282,101	-	3,282,101
Deferred revenue	1,840,039	(337,500)	1,502,539
Other current liabilities, including security deposit	-	-	-
Current obligations under capital lease	3,642	-	3,642
Note payable, net - current portion	-	-	-
Warrant liability	-	1,698,034	1,698,034
Liabilities from discontinued operations	170,225	-	170,225

Total current liabilities	11,557,338	1,360,534	12,917,872

Long-term liabilities
Obligations under capital lease	-	-	-
Deferred revenue, noncurrent portion	900,616	(900,616)	-

Total long-term liabilities	900,616	(900,616)	-

Total liabilities	12,457,954	459,918	12,917,872

Preferred stock	-	-	-
Common stock	21,949	-	21,949
Additional paid-in capital	165,149,086	(1,377,509)	163,771,577
Accumulated deficit	(149,989,004)	917,591	(149,071,413)
Total stockholders’ equity	15,182,031	(459,918)	14,722,113

Total liabilities and stockholders’ equity	$27,639,985	$-	$27,639,985

	Three Months Ended September 30, 2017
	Previously		As
	Reported	Adjustments	Revised
Revenue
Media placement	$10,916,126	$-	$10,916,126
License and royalties	155,795	(85,069)	70,726
Total revenue	11,071,921	(85,069)	10,986,852

Cost of Revenue
Cost of revenue	5,342,189	-	5,342,189
Gross profit	5,729,732	(85,069)	5,644,663

Operating expenses
Sales and marketing	3,395,943	-	3,395,943
General and administrative	3,732,184	(315,931)	3,416,253
Legal settlement	-	-	-
Depreciation and amortization	713,903	-	713,903
Total operating expenses	7,842,030	(315,931)	7,526,099

(Loss) from operations	(2,112,298)	230,862	(1,881,436)

Other Income (Expense)
Earnings from joint venture	-	-	-
(Loss) on revaluation of warrant liability	-	(636,456)	(636,456)
Interest expense, net of interest income	(555,288)	-	(555,288)

Net (loss) before income taxes	(2,667,586)	(405,594)	(3,073,180)

Income tax benefit (expense)	-	-	-

Net (loss) from continuing operations	(2,667,586)	(405,594)	(3,073,180)

Discontinued Operations
(Loss) from operations of discontinued component	2,788	-	2,788

Net (loss) income from discontinued operations	2,788	-	2,788

Net (loss) income	$(2,664,798)	$(405,594)	$(3,070,392)

Basic net income (loss) per share
Continuing operations	(0.12)	(0.02)	(0.14)
Discontinued operations	0.00	-	0.00
Basic net loss per share	$(0.12)	$(0.02)	$(0.14)

Basic weighted average shares outstanding	21,597,130		21,597,130

	Nine Months Ended September 30, 2017
	Previously		As
	Reported	Adjustments	Revised
Revenue
Media placement	$28,163,712	$-	$28,163,712
License and royalties	357,291	(226,638)	130,653
Total revenue	28,521,003	(226,638)	28,294,365

Cost of Revenue
Cost of revenue	14,364,112	-	14,364,112
Gross profit	14,156,891	(226,638)	13,930,253

Operating expenses
Sales and marketing	10,607,985	-	10,607,985
General and administrative	10,150,616	(315,931)	9,834,685
Legal settlement	-	-	-
Depreciation and amortization	996,590	-	996,590
Total operating expenses	21,755,191	(315,931)	21,439,260

(Loss) from operations	(7,598,300)	89,293	(7,509,007)

Other Income (Expense)
Earnings from joint venture	-	1,464,754	1,464,754
(Loss) on revaluation of warrant liability	-	(636,456)	(636,456)
Interest expense, net of interest income	(1,299,049)	-	(1,299,049)

Net (loss) before income taxes	(8,897,349)	917,591	(7,979,758)

Income tax benefit (expense)	-	-	-

Net (loss) from continuing operations	(8,897,349)	917,591	(7,979,758)

Discontinued Operations
(Loss) from operations of discontinued component	(312,844)	-	(312,844)

Net (loss) income from discontinued operations	(312,844)	-	(312,844)

Net (loss) income	$(9,210,193)	$917,591	$(8,292,602)

Basic net income (loss) per share
Continuing operations	(0.42)	0.04	(0.38)
Discontinued operations	(0.01)	-	(0.01)
Basic net loss per share	$(0.44)	$0.04	$(0.39)

Basic weighted average shares outstanding	20,994,017		20,994,017

	Nine Months Ended September 30, 2017
	Previously		As
	Reported	Adjustments	Revised
Net (loss)	$(9,210,193)	$917,591	$(8,292,602)
Less: (loss) income from discontinued operations, net of tax	(312,844)	-	(312,844)
(Loss) from continuing operations	(8,897,349)		(7,979,758)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
(Gain) loss on revaluation of derivative warrant liability	-	636,456	636,456
Increase (decrease) in deferred revenue	2,495,248	(1,238,116)	1,257,132
Net cash (used in) operating activities - continuing operations	(4,426,928)	315,931	(4,110,997)
Net cash provided by operating activities - discontinued operations	143,900	(350,356)	(206,456)

Net cash (used in) provided by operating activities	(4,283,028)	(34,425)	(4,317,453)

Adjustments to reconcile net (loss) to net cash (used in) investing activities:
Net cash (used in) investing activities - continuing operations	(921,932)	-	(921,932)
Net cash (used in) investing activities - discontinued operations	(37,409)	350,356	312,947

Net cash (used in) provided by investing activities	(959,341)	350,356	(608,985)

Adjustments to reconcile net (loss) to net cash (used in) financing activities:
Stock issuance costs	-	(315,931)	(315,931)
Net cash (used in) financing activities - continuing operations	(916,723)	(315,931)	(1,232,654)
Net cash (used in) financing activities - discontinued operations	-	-	-

Net cash (used in) provided by financing activities	(916,723)	(315,931)	(1,232,654)

Net decrease in cash and cash equivalents	(6,159,092)	-	(6,159,092)

Cash and cash equivalents - beginning of period	$8,744,545	$-	$8,744,545

Cash and cash equivalents - ending of period	$2,585,453	$-	$2,585,453

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

Overview

SITO Mobile,  Ltd., or the “Company,” is seeking to transform the manner in which brands connect with consumers in the real world by providing a mobile engagement platform that drives awareness, loyalty, and ultimately sales. In an increasingly mobile-first culture, the Company delivers proven location-based advertising solutions to Fortune 500 and other brands and agencies. The Company uses proprietary data to build innovative, in-house technology, arming clients with additional, important resources for successful campaigns. Using in-store targeting, proximity targeting, geo-conquesting and attribution data, our platform creates audience profiles to develop measurable, targeted campaigns for brands. The Company believes that its real-time location-based marketing technology enables it to better understand and shape the future of retail and consumer behavior. Our capabilities include:

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

On September 7, 2017, per the recommendation of its Governance and Nominating Committee, the Board elected Ms. Karen Seminara Patton and Mr. Steve Bornstein to serve as directors of the Company, effective immediately. Each of Ms. Seminara and Mr. Bornstein will serve as a director until the next election of directors at the Company’s upcoming 2017 special meeting of shareholders, or until such director’s earlier death, resignation or removal. Each of Ms. Seminara and Mr. Brent Rosenthal will serve as co-chairperson of the Board’s Audit Committee. Mr. Bornstein will serve as a member of the Board’s Compensation Committee. Each of Ms. Seminara and Mr. Bornstein has been nominated for re-election by the Company’s stockholders at the upcoming special meeting of stockholders, scheduled to be held on November 30, 2017.

Our Ability to Continue as a Going Concern

The notes contained in this Quarterly Report on Form 10-Q include a disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital and/or enter into large-scale, multiyear, significant contracts when needed or on attractive terms, we would be forced to reduce overhead or administrative expenditures, and delay our research and development programs. Our unaudited condensed consolidated financial statements as of September 30, 2018 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose their investment in the Company. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At September 30, 2018, the Company had cash and cash equivalents of $4.6 million, as compared to cash and cash equivalents totaling $3.6 million at December 31, 2017. During the nine months ended September 30, 2018, the Company used $13.6 million in operating activities, which compares to $4.3 million for the nine months ended September 30, 2017. The increase of $9.3 million is primarily driven by payment of the TAR settlement, as discussed in Note 11 – Note Payable, and an increase in the Company’s overhead and administrative expenditures as a result of our growth initiatives.

The Company’s future results are subject to substantial risks and uncertainties. SITO anticipates incurring additional losses until such time, if ever, that it can generate additional significant sales. There can be no assurance that SITO will ever generate significant revenues and achieve profitability. The Company expects to use cash, cash equivalents, and investment proceeds to fund its operating activities. SITO’s future liquidity and capital requirements will depend on numerous factors, including our ability to secure debt or equity financing, reduce or delay of expenditures, and secure material additional assignments from clients.

The Company has historically funded its operations through a combination of convertible debt, promissory notes, and equity offerings. At September 30, 2018, the Company does not have any outstanding debt or notes payable, and there are no liens against the assets of the Company. Management is actively seeking new debt financing such as lines of credit, factoring accounts receivables, or term debt, and is in discussions with potential providers of such financing. The Company has historically raised funds through a combination of private placement of its securities and public offerings from 2010 to 2018 and is considering raising additional capital in the future by selling shares of SITO stock.

If management is successful in securing the significant new, multi-year client assignments which it has been seeking, there will be significant profitability and positive cashflow. In addition, management is assessing the impact of reducing overhead and administrative expenses, postponing research and development projects, and seeking better payment terms from suppliers.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2017 and 2016.

The following table sets forth, for the periods indicated, certain data derived from our Statement of Operations ($ in millions):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Sales	$11.0	$8.6	2.4	28%
Cost of revenue	5.3	3.8	1.6	42%
Gross profit	5.7	4.8	0.9	20%
Sales and marketing	3.4	2.9	0.5	18%
General and administrative (other than certain non-recurring expenses)	3.2	1.4	1.8	114%
Certain non-recurring expenses	0.2	0.0	0.2	100%
Other expense	0.7	0.2	0.5	NM %
Operating (loss)/income	(1.8)	0.4	(1.4)	(350)%
Loss on revaluation of warrant liability	0.6	0.0	0.6	100%
Interest expense	0.6	0.4	0.2	27%
Loss from continuing operations before income taxes	$(3.0)	$(0.0)	(3.0)	NM

NM: Not meaningful

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Statement of Operations:

	Three Months Ended September 30,
	2017	2016
Sales	100%	100%
Cost of revenue	48%	44%
Gross profit	52%	56%
Sales and marketing	31%	34%
General and administrative (other than certain non-recurring expenses)	29%	16%
Certain non-recurring expenses	0%	0%
Other expense	11%	2%

Earnings

The Company reported a net loss from continuing operations for the three months ended September 30, 2017 of approximately $3.1 million compared to a net loss from continuing operations for the three months ended September 30, 2016 of approximately $0.1 million, representing an increase in net loss of $3.0 million. The increase in net loss is due primarily to the $0.9 million increase in gross profit from continuing operations, offset by an increase of $1.8 million in general and administrative costs from continuing operations, a $0.2 million increase in non-recurring general and administrative costs from continuing operations, a $0.5 million increase in amortization expense, a $0.6 million loss on revaluation of warrant liability, and a $0.5 million increase in sales and marketing expense from continuing operations.

The Company reported a net loss from continuing operations on a fully diluted basis of $0.14 per share for the three months ended September 30, 2017 based on 21,597,130 weighted average shares outstanding, as compared to net income from continuing operations of $0.00 per share for the three months ended September 30, 2016, based on 17,433,011 weighted average shares outstanding. The increase in the number of weighted average shares based on our shares outstanding primarily reflects the issuance of shares of common stock, of which 4.3 million shares were issued in a direct registered public offering, 326,273 shares were issued upon the exercise of stock options, and 200,000 shares were issued to Fortress in connection with Amendment No. 1 to the Note Purchase Agreement, as described in Note 11 to our Notes to Condensed Consolidated Unaudited Financial Statements.

During 2016 we sold our SMS business. All of the results of the SMS business are reported in discontinued operations and the operating results for 2017 and 2016 exclude the SMS business. The excluded revenue for the SMS business was $0 for the three months ended September 30, 2017 and $1.8 million for the corresponding period in 2016.

Revenue

During the three months ended September 30, 2017, our revenue increased by $2.4 million, or 28% to $11.0 million as compared to $8.6 million for the three months ended September 30, 2016. This increase was primarily due to an increase in the number of campaigns and average campaign size as we continue to expand our direct sales force and increase our customer base, resulting in a $0.9 million increase in gross profit.

During the three months ended September 30, 2017, there was no customer that accounted for more than 10% of the Company’s total revenues. During the three months ended September 30, 2016, one customer accounted for 21% of the Company’s total revenues from multiple advertising contracts with multiple media placement customers.

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

Sales and marketing expense increased $0.5 million, or 18%, to $3.4 million for the three months ended September 30, 2017. This increase is due primarily to the expansion of our direct sales force and customer management personnel, which trends in line with the increase in media placement revenue. Sales and marketing expense decreased as a percentage of revenue from 34% to 31% for the three months ended September 30, 2017 and September 30, 2016, respectively which trends with the faster growth in sales.

General and administrative expenses excluding certain non-recurring expenses, increased by approximately $1.8 million to $3.2 million for the three months ended September 30, 2017 compared to $1.4 million for the three months ended September 30, 2016. The increase in general and administrative expenses was primarily due to the increases in compensation expense for the executive team, including the expansion of non-executive headcount hires.

Amortization expense increased by approximately $0.6 million from $0.2 million to $0.7 million comparing the three months ended September 30, 2016 to the three months ended September 30, 2017, respectively, due to a non-recurring change in the useful life of the patent portfolio classified as a change in accounting estimate.

Certain non-recurring expenses, which are classified in general and administrative expenses and are broken out in the table below, amounted to approximately $0.2 million for the three months ended September 30, 2017 with no prior period comparison for the prior year. Once concluded, we expect these fees will not continue as an ongoing expense. There are two major categories of these non-recurring expenses as follows:

Rounded to nearest 000’s	Three Months Ended September 30, 2017

Contested solicitations pending or threatened against the Company (a)	$177,000
Investigations of former executives (b)	67,000
$244,000

(a)	These fees represent professional fees and other costs, including, proxy solicitation, public relations and other fees incurred in responding to activists shareholder campaigns against the Company.

(b)	These fees represent the legal fees and cost of the forensic accounting to determine the amounts of Company funds used by our former officers for personal use during 2015 and 2016. The inquiry is complete and no significant further costs are expected.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016.

The following table sets forth, for the periods indicated, certain data derived from our Statement of Operations (in millions):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Sales	$28.3	$22.0	6.3	29%
Cost of revenue	14.4	10.0	4.4	44%
Gross profit	13.9	12.0	1.9	16%
Sales and marketing	10.6	7.7	2.9	38%
General and administrative (other than certain non-recurring expenses)	6.8	4.2	2.6	62%
Certain non-recurring expenses	3.0	0.0	3.0	100%
Other expense	1.0	0.5	0.5	NM %
Operating loss	(7.5)	(0.4)	(7.1)	NM
Earnings from joint venture	1.5	0.0	1.5	100%
Loss on revaluation of warrant liability	0.6	0.0	0.6	100%
Interest expense	1.3	1.3	(0.0)	(2)%
Loss from continuing operations before income taxes	$(7.9)	$(1.7)	(6.2)	NM

NM: Not meaningful

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Statement of Operations:

	Nine Months Ended September 30,
	2017	2016
Sales	100%	100%
Cost of revenue	51%	45%
Gross profit	49%	55%
Sales and marketing	37%	35%
General and administrative (other than certain non-recurring expenses)	24%	19%
Certain non-recurring expenses	11%	0%
Other expense	3%	2%

Earnings

The Company reported a loss from continuing operations for the nine months ended September 30, 2017 of approximately $7.9 million, compared to a net loss from continuing operations for the nine months ended September 30, 2016 of $1.7 million, a difference of $6.2 million. The increase in net loss is due primarily to the $1.9 million increase in gross profit from continuing operations, offset by a $2.6 million increase in general and administrative costs from continuing operations excluding certain non-recurring expenses, a $2.9 million increase in sales and marketing expense from continuing operations, and a $3.0 million increase in non-recurring general and administrative costs from continuing operations, and a $0.6 million loss on revaluation of warrant liability.

The Company reported a net loss from continuing operations on a fully diluted basis of $0.38 per share for the nine months ended September 30, 2017 based on 20,994,017 weighted average shares outstanding, as compared to a net loss from continuing operations of $0.1 per share for the nine months ended September 30, 2016, based on 17,714,960 weighted average shares outstanding. The increase in the number of weighted average shares based on our shares outstanding primarily reflects the issuance of shares of common stock, of which 3.1 million shares were issued in a direct registered public offering, 300,000 shares were issued upon on the exercise of stock options, and 200,000 shares were issued to Fortress in connection with Amendment No. 1 to the Note Purchase Agreement, as described in Note 11 to our Notes to Condensed Consolidated Unaudited Financial Statements.

During 2016 we sold our SMS business. All of the results of the SMS business are reported in discontinued operations and the operating results for 2017 and 2016 exclude the SMS business. The excluded revenue for the SMS business was approximately $0.1 million for the nine months ended September 30, 2017 and $4.7 million for the corresponding period in 2016.

Revenue

During the nine months ended September 30, 2017, our revenue increased by $6.3 million, or 29% to $28.3 million as compared to $22.0 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in the number of campaigns and average campaign size as we continue to expand our direct sales force and increase our customer base, resulting in a $1.9 million increase in gross profit.

During the nine months ended September 30, 2017, no customer accounted for more than 10% of the Company’s total revenues. During the nine months ended September 30, 2016, one customer accounted for 20% of the Company’s total revenues from multiple advertising contracts with multiple media placement customers.

Expenses

Our cost of revenue, which represents the costs associated with media placement revenues, increased by $4.4 million, or 44%, to $14.4 million for the nine months ended September 30, 2017, compared to $10.0 million for the nine months ended September 30, 2016. Cost of revenue increased faster than the 30% growth in revenue due to the entry into a material media placement contract that contained some lower margin revenue, increased vendors costs due to the costs of acquiring customers as we continue to diversify our customer base and enter into business with larger customers, in addition to continued depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our media placement business, which is included in cost of revenue. Our technology investment that drives our revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. For the nine-month periods ended September 30, 2017 and September 30, 2016, amortization of software development costs increased 44% from $464 thousand to $667 thousand due to the increased investment in developing our platform.

Sales and marketing expense increased $2.9 million, or 38%, to $10.6 million for the nine months ended September 30, 2017. This increase is due primarily to the expansion of our direct sales force and customer management personnel which trends in line with the increase in media placement revenue. Sales and marketing expense increased as a percentage of revenue from 35% to 37% for the nine months ended September 30, 2016 and September 30, 2017, respectively. The increase in the direct sales force and customer management personnel was made to increase sales force capacity as we continue to grow. Historically, there has been lag time between the time we add direct sales personnel and when we can leverage their productivity through increased sales.

General and administrative expenses excluding certain non-recurring expenses, increased approximately $2.6 million to $6.8 million for the nine months ended September 30, 2017 compared to $4.2 million for the nine months ended September 30, 2016. The increase in general and administrative expenses was due to the increases in compensation expense for the executive team, including the expansion of non-executive headcount hires.

Amortization expense increased by approximately $0.5 million from $0.5 million to $1.0 million comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2017, respectively, due to a non-recurring change in the useful life of the patent portfolio classified as a change in accounting estimate.

Non-recurring expenses, which are classified in general and administrative expenses and are broken out in the table below, amounted to approximately $3.0 million for the nine months ended September 30, 2017 with no prior period comparison for the prior year and once concluded are not expected to continue as an ongoing expense. There are four major categories of these non-recurring expenses as follows:

Rounded to nearest 000’s	Nine Months Ended September 30, 2017

Contested solicitations pending or threatened against the Company (a)	$1,924,000
Investigations of former executives (b)	674,000
Class action lawsuits (c)	234,000
Section 382 Rights Plan (d)	135,000
$2,967,000

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

Liquidity and Capital Resources

We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity are our available cash, investments, and cash generated from continuing operations. In July 2017, the Company issued 1,200,000 shares of its common stock at a direct registered offering price of $5.00 per share for gross proceeds of approximately $6.0 million, offset by fees of approximately $315,000 related to the offering.

The following table sets forth, for the periods indicated, selected data reflected in our Balance Sheet (in millions):

	September 30,	December 31,
	2017	2016
Cash	$2.6	$8.7
Other assets	25.0	20.5
Assets from discontinued operations	0.0	0.9
Total assets	27.6	30.1

Liabilities	12.7	12.5
Liabilities from discontinued operations	0.2	0.6
Total Liabilities	$12.9	$13.1

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

At September 30, 2017, we had total assets of $27.6 million of which only a de minimis amount was classified as held for sale. We had total liabilities of $12.9 million, of which $0.2 million was classified as held for sale. The $2.4 million or 8% decrease in assets consisted of a $6.2 million decrease in cash due to use of proceeds for operations and loan prepayment fees. At December 31, 2016, we had total assets of $30.1 million, of which $0.9 million was classified as assets held for sale. We had total liabilities of $13.1 million, of which $0.6 million was classified as held for sale. Total liabilities decreased $0.2 million due to a $3.1 million increase in accounts payable, rising as a result of increased vendors fees for operations and non-recurring expenses, $1.3 million increase in deferred revenue due to prepayments by certain customers, in addition to an increase of $1.1 million in accrued expenses primarily due to an increase in executive compensation for new officers and a change in the commission structure for our sales team, and an increase of warrant liability of $1.7 million. These increases were offset by a decrease of approximately $6.9 million in notes payable due to the paydown of our debt instrument in August 2017, with the remaining difference due to changes in liabilities from discontinued operations.

A summary of our cash provided by and used in operating, investing, and financing activities is as follows for the nine months ended September 30, 2017 (in millions):

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) operating activities - continuing operations	$(4.1)	$(2.7)
Net cash (used in) provided by operating activities - discontinued operations	(0.2)	2.2
Net cash (used in) operating activities	(4.3)	(0.5)

Net cash (used in) investing activities - continuing operations	(0.9)	(0.9)
Net cash provided by (used in) investing activities - discontinued operations	0.3	(0.3)
Net cash (used in) investing activities	(0.6)	(1.2)

Net cash (used in) provided by financing activities - continuing operations	(1.2)	9.0
Net cash provided by financing activities - discontinued operations	0.0	0.0
Net cash (used in) provided by financing activities	(1.2)	9.0

Net (decrease) increase in cash and cash equivalents	(6.1)	7.3
Cash and cash equivalents - beginning of period	8.7	2.6
Cash and cash equivalents - end of period	$2.6	$9.9

Nine months ended September 30, 2017 compared to September 30, 2016

Net cash used by operating activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $4.3 million, compared to $0.5 million provided for the corresponding period in 2016. The decrease of approximately $3.7 million in net operating cash flows was due to an approximately $1.4 million change in cash used in continuing operations significantly caused by certain non-recurring expenses, and a $2.4 million decrease in cash provided from discontinued operations.

Net cash used by investing activities

Net cash used by investing activities decreased to $0.6 million for the nine months ended September 30, 2017 as compared to $1.2 million for the corresponding period in 2016 caused primarily by discontinued operations.

Net cash provided by financing activities

Net cash used in financing activities was $1.2 million for the nine months ended September 30, 2017 compared to net cash provided in financing activities of $9.0 million for the corresponding period in 2016. The decrease is due to the proceeds of $11.0 million of common stock offset by $2.0 million of loan repayment and restructuring fees in the nine months ended September 30, 2016 compared to the $6.0 million proceeds of common stock and warrants offset by $6.9 million of loan repayment fees in the corresponding period in 2017.

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

Notwithstanding the existence of significant deficiencies, described in our Form 10-K for the fiscal year ended December 31, 2016, management believes that the consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with GAAP.

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

Specifically, the Company recorded certain audit adjustments with respect to the interim periods of 2017, including those relating to our accounting treatment of revenue derived from our joint venture with Personalized Media Communications, LLC and the presentation of the earnings from such joint venture.

Remedial Actions

We plan to address the material weaknesses identified as follows:

●	Augmentation of our finance and accounting staff with additional personnel and evaluation of our personnel in all key finance and accounting positions.

●	Documentation of key policies and internal control procedures for significant accounting areas with an emphasis on implementing additional procedures to identify and properly account for complex non-routine transactions.

●	Engagement with a national consulting firm to assist with Sarbanes-Oxley Section 404 design and implementation and enhance the Company’s control environment.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

A purported securities class action lawsuit was filed on February 17, 2017 in the United States District Court for the District of New Jersey against us, Jerry Hug, our former Chief Executive Officer and Director, and Kurt Streams, our former Chief Financial Officer and Chief Operating Officer. The complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b) and 78t(a), and Rule 10b-5 promulgated thereunder by the SEC, 17 C.F.R. §240. This action was brought on behalf of a putative class of persons who purchased or otherwise acquired SITO common stock between February 9, 2016 and January 2, 2017 and seeks unspecified money damages. The allegations in this complaint center on allegedly materially false and/or misleading statements, misrepresenting SITO’s media placement revenues. A lead plaintiff was appointed on May 8, 2017 and has until June 22, 2017 to file an amended complaint. Discovery has not commenced.

On November 3, 2017, a complaint was filed against the Company in the Supreme Court of the State of New York by TAR. The complaint alleges that the Company has breached its obligations to undertake best efforts to diligently pursue the monetization of the patents and to provide timely information with respect to the Company’s intellectual property to the Revenue Participant, in addition to other alleged minor technical and curable defaults. However, the Company’s obligation to pay any amounts to TAR under the NPA is entirely dependent on the generation by the Company of revenues from the monetization of the patents, and the Company has not generated substantial revenues from these patents to date. Notwithstanding the Complaint, the Company believes that it has diligently undertaken its best efforts to monetize the Patents (which efforts have been described in detail to TAR in writing), and that it has fully complied with all of the covenants under the NPA and is not otherwise in default under the NPA. The Company believes that the allegations by TAR in the complaint are without merit, and it intends to vigorously defend against this lawsuit.

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

The Company’s ability to continue as a going concern.

The Company’s unaudited condensed consolidated financial statements for the period ended September 30, 2018 incudes a disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If the Company is unable to raise additional capital and/or enter into substantial contracts when needed or on attractive terms, SITO would be forced to reduce overhead and administrative expenditures and/or delay research and development projects. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is not able to continue as a going concern, it is likely that the holders of common stock will lose their investment in the Company.

Risks Relating to the NPA

We may be unable to comply with the liquidity covenant in the NPA.

Pursuant to the NPA, among other things, we sold to the Revenue Participant the right to receive a portion of certain revenues, if any, received from the monetization of certain of our non-core patents, in an aggregate amount of up to $5.0 million (if paid in full prior to March 31, 2018) or $7.5 million (if not paid in full prior to March 31, 2018), (which amounts we refer to herein as the “Revenue Stream”), subject to the terms of the NPA. Under the NPA, we are also required to comply with certain informational and financial covenants. Any failure to comply with these covenants may constitute an event of default under the NPA, which may result in the “Purchaser” and “Revenue Participant” under the NPA declaring all outstanding amounts due under the Revenue Stream to be immediately due and payable. Such an event may have a material adverse effect on our Company.

The NPA restricts our ability to monetize our patents.

Under the NPA, we may not dispose of any of the patents without the written consent of the Majority Purchasers (as defined in the NPA). As a result, we may be unable to take advantage of opportunities to monetize the patents that we consider potentially profitable. This restriction may have a material adverse effect on our business.

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

Filing of Lawsuit

In addition, on November 3, 2017, a complaint was filed against the Company in the Supreme Court of the State of New York by TAR. The complaint alleges that the Company has breached its obligations to undertake best efforts to diligently pursue the monetization of the patents and to provide timely information with respect to the Company’s intellectual property to the Revenue Participant, in addition to other alleged minor technical and curable defaults. However, the Company’s obligation to pay any amounts to TAR under the NPA is entirely dependent on the generation by the Company of revenues from the monetization of the patents, and the Company has not generated substantial revenues from these patents to date. Notwithstanding the complaint, the Company believes that it has diligently undertaken its best efforts to monetize the patents (which efforts have been described in detail to TAR in writing), and that it has fully complied with all of the covenants under the NPA and is not otherwise in default under the NPA. The Company believes that the allegations by TAR in the complaint are without merit, and it intends to vigorously defend against this lawsuit. However, the Company’s Board of Directors is nonetheless concerned about the substantial amount of the Company’s and management’s time, effort and expense that would be required to defend the claims and threats made by TAR, Ms. Singer and their respective affiliates, even if such claims are without merit. In addition, the Board of Directors of the Company believes that a sale of the Company or its business or assets is not in the best interest of the Company’s shareholders at this time. Notwithstanding the Company’s belief that it has complied with all of its obligations under the NPA, no assurance can be given as to the outcome of such lawsuit, and in the event the Company does not prevail in such action, the Company, its business, financial condition and results of operations may be materially and adversely affected.

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

SITO Mobile, Ltd.

Date: November 15, 2018	By:	/s/ Thomas Pallack
Thomas Pallack Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2018	By:	/s/ William Seagrave
William Seagrave Chief Operating Officer and Interim Co-Chief Financial Officer

Date: November 15, 2018	By:	/s/ Aaron Tam
Aaron Tam Interim Co-Chief Financial Officer

