Form 10-Q
period 2018-09-30
SITO MOBILE, LTD.
filed 2018-11-15
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

i

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SITO MOBILE, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,628,333	$3,611,438
Accounts receivable, net	9,125,447	13,005,718
Prepaid expenses	605,100	374,380
Assets from discontinued operations	-	10,596

Total current assets	14,358,880	17,002,132

Property and equipment, net	380,093	449,949

Other assets
Capitalized software development costs, net	971,263	1,485,285
Intangible assets:
Patents, net	637,353	742,574
Other intangible assets, net	964,757	1,168,007
Goodwill	6,444,225	6,444,225
Other assets	109,003	92,420

Total other assets	9,126,601	9,932,511

Total assets	$23,865,574	$27,384,592

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SITO MOBILE, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,155,128	$6,506,902
Accrued expenses	5,794,867	9,911,540
Deferred revenue	350,772	-
Current obligations under capital lease	3,556	2,756
Warrant liability	381,820	1,539,388
Liabilities from discontinued operations	-	210,789

Total current liabilities	10,686,143	18,171,375

Long-term liabilities
Obligations under capital lease	8,542	-

Total long-term liabilities	8,542	-

Total liabilities	10,694,685	18,171,375

Commitments and contingencies - See notes 16

Stockholders’ Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 25,437,536 shares issued and outstanding as of September 30, 2018; and 22,039,529 shares issued and outstanding as of December 31, 2017	25,435	22,038
Additional paid-in capital	184,952,739	165,008,928
Accumulated deficit	(171,807,285)	(155,817,749)

Total stockholders’ equity	13,170,889	9,213,217

Total liabilities and stockholders’ equity	$23,865,574	$27,384,592

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SITO MOBILE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue
Media placement	$9,056,963	$10,916,126	$28,630,179	$28,163,712
Licensing and royalties	-	70,726	-	130,653
Total revenue	9,056,963	10,986,852	28,630,179	28,294,365

Cost of Revenue
Cost of revenue	4,718,727	5,342,189	15,818,757	14,364,112
Gross profit	4,338,236	5,644,663	12,811,422	13,930,253

Operating Expenses
Sales and marketing	4,875,669	3,395,943	15,648,741	10,607,985
General and administrative	4,481,234	3,416,253	13,854,247	9,834,685
Depreciation and amortization	144,803	713,903	501,096	996,590
Total operating expenses	9,501,706	7,526,099	30,004,084	21,439,260

Loss from operations	(5,163,470)	(1,881,436)	(17,192,662)	(7,509,007)

Other Income (Expense)
Earnings from joint venture	-	-	-	1,464,754
Gain (loss) on revaluation of warrant liability	182,048	(636,456)	1,157,568	(636,456)
Other income	-	-	117,630	-
Interest income (expense), net	2,404	(555,288)	8,297	(1,299,049)

Net loss before income taxes	(4,979,018)	(3,073,180)	(15,909,167)	(7,979,758)

Income tax expense	(26,952)	-	(80,369)	-

Net loss from continuing operations	(5,005,943)	(3,073,180)	(15,989,536)	(7,979,758)

Discontinued Operations
Income (loss) from operations of discontinued component	-	2,788	-	(312,844)

Net income (loss) from discontinued operations	-	2,788	-	(312,844)

Net loss	$(5,005,943)	$(3,070,392)	$(15,989,536)	$(8,292,602)

Basic and diluted net loss per share
Continuing operations	(0.20)	(0.14)	(0.65)	(0.38)
Discontinued operations	-	(0.00)	-	(0.01)
Basic and diluted net loss per share	$(0.20)	$(0.14)	$(0.65)	$(0.39)

Basic and diluted weighted average shares outstanding	25,374,545	21,597,130	24,748,556	20,994,017

 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SITO MOBILE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	22,039,529	$22,038	$165,008,928	$(155,817,749)	$9,213,217

Issuance of common stock, net of stock issuance costs	2,990,000	2,990	13,781,511	-	13,784,501
Shares issued on exercise of stock options	77,420	77	116,174	-	116,251
Shares issued on exercise of restricted stock units	8,621	9	(9)	-	-
Compensation recognized on option grants	-	-	1,137,246	-	1,137,246
Compensation recognized on restricted stock units	-	-	952,082	-	952,082
Net loss for the period ended March 31, 2018	-	-	-	(5,247,731)	(5,247,731)

Balance - March 31, 2018 (Unaudited)	25,115,570	$25,114	$180,995,932	$(161,065,480)	$19,955,566

Shares issued related to 2017 annual bonus for executives	222,425	222	893,928	-	894,150
Shares issued on exercise of restricted stock units	4,310	4	(4)	-	-
Compensation recognized on option grants	-	-	1,022,908	-	1,022,908
Compensation recognized on restricted stock units	-	-	753,064	-	753,064
Net loss for the period ended June 30, 2018	-	-	-	(5,735,862)	(5,735,862)

Balance - June 30, 2018 (Unaudited)	25,342,305	$25,340	$183,665,828	$(166,801,342)	$16,889,826

Shares issued on exercise of restricted stock units	95,231	95	(95)	-	-
Compensation recognized on option grants	-	-	997,729	-	997,729
Compensation recognized on restricted stock units	-	-	289,277	-	289,277
Net loss for the period ended September 30, 2018	-	-	-	(5,005,943)	(5,005,943)

Balance - September 30, 2018 (Unaudited)	25,437,536	$25,435	$184,952,739	$(171,807,285)	$13,170,889

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SITO MOBILE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(15,989,536)	$(8,292,602)
Less: loss from discontinued operations, net of tax	-	(312,844)
Loss from continuing operations	(15,989,536)	(7,979,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	122,208	113,516
Amortization expense - software development costs	602,013	666,875
Amortization expense - patents	175,637	679,823
Amortization expense - discount of debt	-	794,548
Amortization expense - deferred costs	-	37,676
Amortization expense - intangible assets	203,250	203,250
Provision for bad debt	-	282,072
Loss on disposition of assets	5,871	6,024
(Gain) loss on revaluation of warrant liability	(1,157,568)	636,456
Stock option compensation expense	3,157,883	1,261,777
Restricted stock compensation expense	1,994,423	55,879
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	3,880,272	(4,415,265)
Increase in prepaid expenses	(230,720)	(1,181,585)
(Increase) decrease in other assets	(12,938)	19,942
(Decrease) increase in accounts payable	(2,496,499)	3,077,091
(Decrease) increase in accrued expenses	(4,123,041)	1,101,154
Increase in deferred revenue	291,076	1,257,132
Decrease in accrued interest	-	(727,604)
Net cash used in operating activities - continuing operations	(13,577,669)	(4,110,997)
Net cash used in operating activities - discontinued operations	-	(206,456)

Net cash used in operating activities	(13,577,669)	(4,317,453)

Cash Flows from Investing Activities
Patents and patent applications costs	(70,416)	(110,079)
Purchase of property and equipment	(51,273)	(204,157)
Proceeds from sale of property and equipment	-	27,000
Capitalized software development costs	(87,991)	(634,696)
Net cash used in investing activities - continuing operations	(209,680)	(921,932)
Net cash provided by investing activities - discontinued operations	-	312,947

Net cash used in investing activities	$(209,680)	$(608,985)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SITO MOBILE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)(Continued)

	For the Nine Months Ended
	September 30,
	2018	2017

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$14,842,750	$6,000,000
Proceeds from exercise of stock options	116,251	2,500
Stock issuance costs	(1,058,249)	(315,931)
Shares issued related to 2017 annual bonus for executives	894,150	-
Principal reduction on obligation under capital lease	9,342	(2,559)
Principal reduction on repayment of debt	-	(6,916,664)
Net cash provided by (used in) financing activities - continuing operations	14,804,244	(1,232,654)

Net cash provided by (used in) financing activities	14,804,244	(1,232,654)

Net increase (decrease) in cash and cash equivalents	1,016,895	(6,159,092)

Cash and cash equivalents - beginning of period	3,611,438	8,744,545

Cash and cash equivalents - end of period	$4,628,333	$2,585,453

Supplemental Information:

Interest expense paid	$1,060	$843,662
Income taxes paid	$54,479	$14,806

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

SITO Mobile, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization, History and Business

SITO Mobile, Ltd. (the “Company”, “SITO”, “our”, “we”, and “us”) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc. On May 12, 2008, the Company changed its name to Single Touch Systems, Inc. and on September 26, 2014, it changed its name to SITO Mobile, Ltd.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed and omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on April 2, 2018.

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

An allowance for doubtful accounts is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from and about individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.

Property and Equipment, net

Property and equipment are stated at cost. Major renewals and improvements increase the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350 requires that goodwill be tested for impairment on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including determining the fair value. Significant judgments are required to estimate the fair value, including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. Management considered the recoverability of the carrying amount of goodwill based on certain triggering events identified as of September 30, 2018. Specifically, these triggering events considered were the Company’s ability to continue as a going concern, a sustained decrease in the Company’s stock price, and changes in management. There were no impairments recorded to goodwill for the periods presented.

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

Patent and Patent Application Costs

Intangible assets include patents successfully developed and purchased which are recorded at cost. The cost of the patents are capitalized and amortized over their useful lives.

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

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the three and nine months ended September 30, 2018, and 2017. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense.

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

For licensing and royalties, revenue is recognized on a straight-line basis over the life of the agreement based on the contractually determined fees.

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2018 and 2017, consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Media placement	$9,056,963	$10,916,126	$28,630,179	$28,163,712
Licensing and royalties	-	70,726	-	130,653
Total revenue	$9,056,963	$10,986,852	$28,630,179	$28,294,365

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

Practical Expedients and Exemptions

The Company determined that an output method would be the best measure of progress in that it represents the most faithful depiction of the Company’s progress towards satisfaction of its performance obligations as such method recognizes the direct measurement of the value delivered to the customer.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the measurement date. The expense is recognized over the vesting period of the award.

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

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented because the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect.

Concentrations of Credit Risk

The Company primarily transacts its business with two financial institutions. The amount on deposit in both institutions may from time to time exceed the federally-insured limit.

Excluding discontinued operations, of the Company’s revenue earned during the nine months ended September 30, 2018, contracts with one customer accounted for approximately 18% of total revenue. During the nine months ended September 30, 2017, no individual customer accounted for more than 10% of total revenue.

The Company’s accounts receivable are typically unsecured and are derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of September 30, 2018, no individual customer accounted for more than 10% of the Company’s net accounts receivable balance, and as of September 30, 2017, one customer accounted for 13% of the Company’s net accounts receivable balance.

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

Business Combinations

The Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities are recognized at fair value, at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed is recognized as goodwill. Certain adjustments to the assessed fair values of the assets and liabilities made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets. The Company expenses all costs as incurred related to an acquisition under general and administrative expenses in the condensed consolidated statements of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Recent Accounting Pronouncements

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

In May 2014, the FASB released “ASC 606 - Revenue from Contracts with Customers” which was updated in August 2015; Update 2015-14 – “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The Company applied the accounting guidance within ASC 606 beginning with this reporting period for the three and nine months ended September 30, 2018. We believe the key changes in the standard that impact our revenue recognition relate to the allocation of contract revenue amongst various services and products, and the timing in which those revenues are recognized. The Company has assessed the adoption of Topic 606 and did not make an adjustment to beginning accumulated deficit on January 1, 2018 as discussed in Note 2 – Summary of Significant Accounting Policies.

In April 2016, the FASB issued an Accounting Standards Update (“ASU”) “ASU 2016–10 Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing” which clarifies the topics of identifying performance obligations and licensing implementation guidance, while including implementation guidance. This updated standard affects “ASU 2014-09 Revenue from Contracts with Customers (Topic 606)”. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

The Company adopted the standard effective January 1, 2018, using the modified retrospective approach. There were no material changes to the Company’s condensed consolidated financial statements as a result of adopting the standard.

In January 2016, the FASB issued “ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities” which changes requirements for the presentation and measurement of equity investments at fair value. The updated standard is effective for the Company beginning after December 15, 2017, including interim periods within that fiscal year. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued “ASU 2016-02 Leases” which requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The updated standard is effective for the Company on December 15, 2018. Subsequently, in July 2018, the FASB issued “ASU 2018-10 – Codification Improvements to Topic 842 – Leases and ASU 2018-11 – Targeted Improvements,” to clarify and amend the guidance in ASU 2016-02. The Company does not expect that the adoption of this standard will have a material effect on its condensed consolidated financial statements.

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

In July 2018, the FASB issued “ASU 2018-09 – Codification Improvements,” to make changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. Certain items of the amendments in ASU 2018-09 will be effective for us in annual periods beginning after December 15, 2018. The Company is currently evaluating the effects the adoption of ASU 2018-09 will have on its condensed consolidated financial statements.

In August 2018, the FASB issued “ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The update amends changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This update is effective January 1, 2020; however, early adoption is permitted upon issuance of this update. The Company does not expect that the adoption of this standard will have a material effect on its condensed consolidated financial statements.

In August 2018, the FASB issued “ASU 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force),” to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, the ASU requires an entity in a hosting arrangement that is a service contract to follow guidance in FASB Accounting Standard Codification Subtopic 350-40 on internal-use software to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The Company is currently evaluating the impact of adopting this guidance.

Reclassification

Certain reclassifications have been made to conform the 2018 amounts to the 2017 classifications for comparative purposes. The expenses presented in this Form 10-Q with respect to the three and nine months ended September 30, 2017 reflect certain reclassifications to properly record expenses for the three and nine months ended September 30, 2018. In particular, we note that expenses associated with one of our vendors, which were initially classified as general and administrative expenses, were reclassified to cost of revenue and sales and marketing expenses. For the nine months ended September 30, 2018, there were no reclassifications for comparative purposes. For the nine months ended September 30, 2017, $132,593 was reclassified from general and administrative and $52,869 from sales and marketing to cost of revenue.

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	September 30,	December 31,
	2018	2017

Accounts receivable	$9,627,719	$13,546,304
Less: allowance for bad debts	(502,272)	(540,586)
Accounts receivable, net	$9,125,447	$13,005,718

4.	Property and Equipment, net

The following is a summary of property and equipment:

	September 30,	December 31,
	2018	2017

Equipment and computer hardware	$261,803	$250,589
Office furniture	256,820	260,121
Leasehold improvements	344,025	342,230
Equipment held under capital lease	27,594	13,160
	890,241	866,100
Less: accumulated depreciation	(510,149)	(416,151)
	$380,093	$449,949

Depreciation expense for the three and nine months ended September 30, 2018 was $41,014 and $122,208, respectively, as compared to $37,391 and $113,516, respectively, for the three and nine months ended September 30, 2017.

5.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	September 30,	December 31,
	2018	2017

Capitalized software development costs	$3,100,092	$3,428,846
Less: accumulated amortization	(2,128,829)	(1,943,561)
	$971,263	$1,485,285

Amortization expense for the three and nine months ended September 30, 2018 was $185,769 and $602,013, respectively, as compared to $228,782 and $666,875, respectively, for the three and nine months ended September 30, 2017.

As of September 30, 2018, amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending December 31,
2018	$181,210
2019	508,316
2020	204,254
2021	77,483
$971,263

6.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	September 30,	December 31
	2018	2017

Patent costs	$2,643,356	$2,572,939
Less: accumulated amortization	(2,006,003)	(1,830,365)
	$637,353	$742,574

Amortization expenses for the three and nine months ended September 30, 2018 was $36,037 and $175,637, respectively, as compared to $608,761 and $679,823, respectively, for the three and nine months ended September 30, 2017.

A schedule of amortization expense over the estimated remaining lives of the patents for the next five fiscal years and thereafter is as follows:

Year Ending December 31,
2018	$36,348
2019	145,393
2020	145,393
2021	68,445
2022	61,450
Thereafter	180,324
$637,353

Other Intangible Assets, net

The following is a summary of other intangible asset costs:

	September 30,	December 31,
	2018	2017

Technology	$970,000	$970,000
Customer relationships	870,000	870,000
Less: accumulated amortization	(875,243)	(671,993)
	$964,757	$1,168,007

Amortization expenses for the three and nine months ended September 30, 2018 was $67,750 and $203,250, respectively, as compared to $67,750 and $203,250, respectively, for the three and nine months ended September 30, 2017.

A schedule of amortization expense over the estimated remaining lives of the other intangible assets for the next five fiscal years and thereafter is as follows:

Year Ending December 31,
2018	$67,750
2019	271,000
2020	187,536
2021	97,000
2022	97,000
Thereafter	244,471
$964,757

Goodwill

There were no changes in the carrying values of goodwill for the nine months ended September 30, 2018.

	DoubleVision	Hipcricket, Inc.	Goodwill Total
Balance as of January 1, 2018	$4,549,928	$1,894,297	$6,444,225
No activity	-	-	-
Balance as of September 30, 2018	$4,549,928	$1,894,297	$6,444,225

7.	Accrued Expenses

The following is a summary of accrued expenses:

	September 30,	December 31,
	2018	2017

Accrued payroll and related expenses	$4,183,895	$4,690,512
Accrued cost of revenues	1,204,828	940,032
Accrued professional fees	363,115	764,095
Accrued legal settlement	-	3,500,000
Other accrued expenses	43,030	16,900
	$5,794,868	$9,991,540

8.	Capital Leases

The Company leases office equipment under capital leases that expire in 2018 through 2022. The equipment has a cost of $13,160 and $14,434, respectively.

Minimum future lease payments under the capital lease at September 30, 2018 for each of the next five years and in the aggregate, are as follows:

Year Ending September 30,
2019	$3,739
2020	3,739
2021	3,739
2022	1,246
2023	-
Total minimum lease payments	12,463
Less amount representing interest	(365)
Present value of net minimum lease payments	$12,098

The effective interest rate charged on the capital leases is approximately 1.750% to 7.428% per annum. The leases provide for a $1 purchase option. Interest charged to operations for the three and nine months ended September 30, 2018 was $55 and $182, respectively, as compared to $79 and $283, respectively, for the three and nine months ended September 30, 2017. Depreciation charged to operations for the three and nine months ended September 30, 2018 was $1,380 and $3,899, respectively, as compared to $658 and $1,973, respectively, for the three and nine months ended September 30, 2017.

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

On February 7, 2017, the Company entered into an Asset Purchase Agreement to sell the Wireless Application business for $400,000, of which $310,000 was received on the closing date and the remaining $90,000 payable upon the satisfaction of certain post-closing covenants. Of the $90,000 payable upon satisfaction of the post-closing covenants, $40,000 was earned and collected by the Company, with the remaining $50,000 of the post-closing covenants not satisfied and therefore uncollectible, for a total sale price of $350,000. The Company has reported the Wireless Application segment as Discontinued Operations in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statements of Cash Flows with related assets and liabilities as of September 30, 2018 and 2017, included as Assets from discontinued operations and Liabilities from discontinued operations.

The following table presents the assets and liabilities of the Wireless Applications business, as Assets classified from discontinued operations and Liabilities classified from discontinued operations in the Condensed Consolidated Balance Sheets:

	September 30,	December 31,
	2018	2017

Property and equipment, net	$-	$6,951
Other assets	-	3,645
Assets from discontinued operations	-	10,596

Accounts payable	-	144,725
Accrued expenses	-	6,368
Deferred revenue	-	59,696
Liabilities from discontinued operations	$-	$210,789

The following table presents the Discontinued Operations of the Wireless Applications business in the Condensed Consolidated Statement of Operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Wireless applications	$-	$-	$-	$53,298

Cost of Revenue
Cost of revenue	-	4,793	-	235,632
Gross loss	-	(4,793)	-	(182,334)

Operating Expenses
Sales and marketing	-	410	-	32,980
General and administrative	-	1,831	-	144,786
Depreciation and amortization	-	2,178	-	9,279
Total operating expenses	-	4,419	-	187,045

Other (Expense) Income	-	12,000	-	56,535

Net loss from discontinued operations	$-	$2,788	-	$(312,844)

The following table presents the Wireless Applications business in the Condensed Consolidated Statement of Cash Flows:

	For the Nine Months Ended
	September 30,
	2018	2017

Net cash used in discontinued operating activities	$-	$(206,456)
Net cash provided by discontinued investing activities	-	312,947
Net cash provided by discontinued financing activities	-	-
Net increase in cash and cash equivalents	$-	$106,491

10.	Income Taxes

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

As of September 30, 2018, the Company had a federal net operating loss carryover of approximately $60,370,288 and a state net operating loss carryover of approximately $49,323,229 available to offset future income for income tax reporting purposes, which will expire in various years through 2037, if not previously utilized.

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

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three and nine months ended September 30, 2018 and 2017, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We are not currently involved in any income tax examinations.

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

On July 11, 2017, TAR SITO LendCo LLC (“TAR”), acquired from Fortress Credit Opportunities V CLO Limited, CF EZ LLC, and CF DB EZ LLC all rights, title and interest as “Purchaser” and “Revenue Participant” under the NPA and related documents.

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

Prior to the repayment of the Note in full on August 1, 2017, the principal amount of the Note bore interest at a rate equal to LIBOR plus 9% per annum. Such interest was payable in cash, except that 2% per annum of such interest was to be paid-in-kind, by increasing the principal amount of the Note by the amount of such interest. The term of the Note was 42 months and the Company was required to make, beginning in October 2015, monthly amortization payments on the Note, each in a principal amount equal to $333,334 until the Note was paid in full. The Company was also required to apply 85% of Monetization Revenues from certain of the Company’s patents unrelated to its core business activities (the “Patents”) to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the Note until all amounts due with respect to the Note were paid in full. After the repayment of the principal amount of the Note and all accrued interest thereunder, which occurred on August 1, 2017, the Company is obligated to pay the Investors (a) 50% of Monetization Revenues until such time as the Investors have received $2,500,000 in the aggregate with respect to the Revenue Stream, (b) 30% of the Monetization Revenues thereafter, until such time that the Investors have received $5,000,000 in the aggregate with respect to the Revenue Stream, and (c) 10% of the Monetization Revenues thereafter, until the Revenue Stream has been fully satisfied. In addition, upon any acceleration of the Note and Revenue Stream, the Company is obligated to pay the Investors 100% of the Monetization Revenues until the Revenue Stream has been fully satisfied. The Company was also required to pay $350,000 to the Note Purchaser upon repayment of the Note, which payment was also made on August 1, 2017.

The NPA contained certain standard Events of Default. The Company granted to the Collateral Agent, for the benefit of the Purchaser, a non-exclusive, royalty free license (including the right to grant sublicenses) with respect to the Patents, which was evidenced by, and reflected in, a Patent License Agreement between the Company, its subsidiary Single Touch Interactive, Inc., and Fortress. The Patent License Agreement provides that the Collateral Agent may only use such license following an Event of Default. Pursuant to a Security Agreement among the parties, the Company granted the Collateral Agent a first priority senior security interest in all of the Company’s assets. The Company and the Collateral Agent assigned a value of $500,000 to the revenue sharing terms of the NPA and in accordance with ASC 470-10-25 “Debt Recognition”, the Company recognized $500,000 as deferred revenue and a discount on the Note that is amortized over the 42-month term of the Note using the effective interest method. For the three and nine months ended September 30, 2018, the Company recognized $0 and $0, respectively, in licensing revenue and interest expense from amortization of the deferred revenue, as compared to $70,726 and $130,653, respectively, for the three and nine months ended September 30, 2017.

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

Interest expense on the Note for the three and nine months ended September 30, 2018 was $0 and $0, respectively, as compared to $47,280 and $374,287, respectively, for the three and nine months ended September 30, 2017. Amortization of the discounts for the three and nine months ended September 30, 2018 was $0 and $0, respectively, as compared to $430,108 and $794,548, respectively, for the same periods in 2017, which was charged to interest expense. Accrual of termination fees for the three and nine months ended September 30, 2018 was $0 and $0, respectively, as compared to $49,508 and $91,457, respectively, for the same periods in 2017, which was charged to interest expense.

On February 20, 2018, the Company and TAR, Mr. Julian Singer, Ms. Karen Singer and Mr. Gary Singer (collectively, the “TAR Group”), entered into a settlement agreement, pursuant to which the NPA was terminated and discharged and all pending litigation between the Company and the members of the TAR Group was dismissed with prejudice in exchange for a lump sum payment of $3.5 million from the Company to the TAR Group. No future amounts are due with respect to the NPA or the Revenue Stream and the lump sum payment has been recorded as of December 31, 2017. The settlement has been paid and no additional amounts have been recorded against the Company’s financial statements for the three and nine months ended September 30, 2018.

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

During the three months ended September 30, 2018, the Company recognized stock-based compensation expense totaling $997,729, through the vesting of 283,602 common stock options in connection with employee compensation. Of the $997,729 in stock-based compensation expense, $555,959 is included in general and administrative expense, and $441,770 is included in sales and marketing expense.

During the nine months ended September 30, 2018, the Company recognized stock-based compensation expense totaling $3,157,883, through the vesting of 283,602 common stock options in connection with employee compensation. Of the $3,157,883 in stock-based compensation expense, $1,696,551 is included in general and administrative expense, and $1,461,332 is included in sales and marketing expense.

During the three months ended September 30, 2017, the Company recognized stock-based compensation expense totaling $666,290, through the vesting of 475,447 common stock options in connection with employee compensation. Of the $666,290 in stock-based compensation expense, $431,185 is included in general and administrative expense, and $235,105 is included in sales and marketing expense.

During the nine months ended September 30, 2017, the Company recognized stock-based compensation expense totaling $1,262,268, through the vesting of 475,447 common stock options. Of the $1,262,268 in stock-based compensation expense, $787,830 is included in general and administrative expense, of which $437 is included in discontinued operations, and $474,438 is included in sales and marketing expense, of which $54 is included in discontinued operations.

During the three months ended September 30, 2018, the Company recognized restricted stock-based compensation expense totaling $289,277, of which $279,776 is included in general and administrative expense and $9,501 is included in sales and marketing expense. During the three months ended September 30, 2017, the Company recognized $55,879 in restricted stock-based compensation expense, all of which is included in general and administrative expense.

During the nine months ended September 30, 2018, the Company recognized restricted stock-based compensation expense totaling $1,994,423, of which $1,952,400 is included in general and administrative expense and $42,023 is included in sales and marketing expense. During the nine months ended September 30, 2017, the Company recognized $55,879 in restricted stock-based compensation expense, all of which is was included in general and administrative expense.

13.	Related Party Transactions

On April 21, 2014, SITO Mobile R&D IP, LLC, the Company’s wholly-owned subsidiary, through a joint venture (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “JV License Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV granted the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“JV Patents”), including an exclusive license to assert the JV Patents against certain infringing parties in the media distribution industry. In exchange for the License, the Licensee has agreed to pay the JV an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”), subject to a right of the Licensee to renew the License for an additional four years. Under the arrangement, if the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License would be deemed to be perpetual. For JV Patent infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid, and litigation costs incurred to the JV (“Share of Proceeds”). SITO Mobile R&D IP, LLC and PMC have agreed to serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee has agreed to be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting the Licensee in such litigation, including attorneys’ fees. The Licensee will pay the Annual Fee and any Share of Proceeds to the JV. The Company is entitled to 30% of any proceeds received by the JV. In the event that the Licensee does not assert any infringement actions under its rights in the License prior to April 2019, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee. On May 23, 2017, the parties renewed the JV License Agreement for a perpetual license in exchange for an upfront payment to the JV of $4,500,000, of which the Company received $1,350,000 and reported as earnings from the JV in 2017. The Company’s share of the renewal fee was paid to the Note Purchaser in accordance with the terms of the NPA. (See Note 11 – Note Payable.) As of September 30, 2018, the Company has $0 in deferred revenue under the JV License Agreement.

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

The Company identified the warrants issued as part of the July 2017 offering as liabilities that are required to be presented on the condensed consolidated balance sheets at fair value within Level 2 in the fair value hierarchy because we use inputs that are observable or can be corroborated by observable data. The Company measures the fair value on a recurring basis each reporting period for these warrants and for the three and nine months ended September 30, 2018, recorded a net gain on revaluation of the warrants of $182,048 and $1,157,568, respectively.

15.	Stockholders’ Equity

Common Stock

The holders of the Company’s common stock are entitled to one vote per share of common stock held.

During the three months ended September 30, 2018, the Company issued 95,231 shares of common stock through the vesting of restricted stock units.

During the nine months ended September 30, 2018, the Company issued 3,398,007 shares of common stock of which 77,420 shares were issued upon the exercise of stock options for which the Company received $116,251 in gross proceeds, 222,425 shares were issued to executive officers of the Company relating to the 2017 Annual Bonus Plan, 108,162 shares were issued through the vesting of restricted stock units, and the Company received $14,842,750 in gross proceeds, and incurred legal and accounting service fees of $1,058,249 in connection with the registration and issuance of 2,990,000 shares of common stock.

During the three months ended September 30, 2017, the Company issued 1,234,896 shares of common stock of which 34,896 shares were issued for options exercised, and the Company received $5,684,069 in proceeds net of legal and accounting services in connection with the registration and issuance of 1,200,000 shares of common stock.

During the nine months ended September 30, 2017, the Company issued 1,269,413 shares of common stock of which 69,413 shares were issued for options exercised for which the Company received $2,500 in gross proceeds, and the Company received $5,684,069 in proceeds net of legal and accounting services in connection with the registration and issuance of 1,200,000 shares of common stock.

Warrants

During the three and nine months ended September 30, 2018, no warrants were granted, exercised, or expired. The existing warrants are marked-to-market each reporting period in accordance with ASC 718.

During the three and nine months ended September 30, 2017, the Company granted warrants to purchase an aggregate of 320,000 shares of its common stock, none of which have been exercised or expired.

Options

During the three and nine months ended September 30, 2018, the Company expensed performance options that were granted to its employees as detailed below.

The Company values options under the Binomial Option Model. The full value of option grants is charged to operations over the vesting period with option grants that vest immediately being fully charged on the date of grant.

Stock Incentive Plans

The Company established the 2017 Equity Incentive Plan which supersedes the 2008, 2009, and 2010 plans (collectively, the “Plans”) under which 2,500,000 shares have been reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. The Plans are administered by the Compensation Committee of the Company’s Board of Directors (the “Board”) which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award. As of September 30, 2018, there were 861,631 shares available for grant under the 2017 Equity Incentive Plan.

A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. Options, restricted stock and restricted stock units granted under the Plans vest as determined by the Company’s Compensation Committee. Options granted under the Plans expire over varying terms, but not more than ten years from the date of grant. Certain restricted stock units granted to executives of the Company vest contingently dependent on the price of our common stock consistently remaining above certain thresholds for 65 consecutive trading days. These restricted stock units do not have an expiration date.

Stock option activity for the nine months ended September 30, 2018 and changes during the year ended December 31, 2017 is as follows:

	Stock Option Activity Under the Plans
	Stock Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance - 12/31/16	2,293,214	$2.50 - $7.06	$3.93	3.62
Grants	1,936,000	$2.60 - $6.66	5.49
Exercised	(158,482)	$2.50 - $6.87	(3.53)
Cancellations	(1,396,691)	$2.50 - $7.06	(4.06)
Balance - 12/31/17	2,293,214	$2.50 - $6.76	$5.20	7.93
Grants	150,000	$2.17 - $6.01	4.73
Exercised	(77,420)	$2.50 - $4.00	2.90
Cancellations	(712,859)	$2.76 - $6.66	4.70
Balance - 09/30/18	1,652,935	$2.17 - $6.76	$5.45	6.96

For the three and nine months ended September 30, 2018 the Company recognized compensation expense related to stock option grants of $997,729 and $3,157,883, respectively, as compared to $666,290 and $1,262,268, respectively, for the three and nine months ended September 30, 2017.

The estimated fair value of each option award granted was determined on the date of grant using a Binomial Option model with the following assumptions for option grants during the nine months ended September 30, 2018 and 2017, respectively.

	For the Nine Months Ended September 30,
	2018	2017
Weighted Average Risk-Free Interest Rate	2.97%	2.22%
Weighted Average Expected Volatility	94.85%	96.70%
Dividend Yield	-	-
Weighted Average Expected Option Term (Years)	9.27	7.64
Weighted Average Grant Date Fair Value	$4.09	$4.20

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

A summary of the Company’s non-vested options to purchase shares as of September 30, 2018 and changes during the year ended December 31, 2017 are presented below:

	Number of Options	Weighted Average Exercise Price
Non-Vested Balance - 12/31/16	1,282,026	$3.26
Grants	1,936,000
Vested	(244,214)
Forfeited	(924,812)
Non-Vested Balance - 12/31/17	2,049,000	$6.07
Grants	150,000
Vested	(283,602)
Forfeited	(546,065)
Non-Vested Balance - 09/30/18	1,369,333	$6.37

A summary of the Company’s restricted stock activity as of September 30, 2018 and changes during the year ended December 31, 2017 are presented below:

	Restricted Stock Activity
	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested Balance - 12/31/16	-	$-
Grants	123,333	4.26
Vested	(8,621)	4.35
Forfeited	-	-
Non-Vested Balance - 12/31/17	114,713	$4.25
Grants	2,002,983	5.46
Vested	(35,144)	4.27
Forfeited	(278,873)	5.72
Non-Vested Balance - 09/30/18	1,803,679	$5.37

During the three months ended March 31, 2018, the Company identified an error in the accounting for certain awards granted to employees in 2017.  This non-cash error of approximately $500,000 was determined to be immaterial and recorded as an out-of-period adjustment in the three months ended March 31, 2018, to primarily general and administrative expenses in the accompanying condensed consolidated statement of operations. The Company utilized the Monte Carlo valuation model to estimate the fair value of these awards which requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of expense could be materially different in the future.

For the three and nine months ended September 30, 2018, the Company recognized compensation expense related to restricted stock unit grants of $289,277 and $1,994,423, respectively, as compared to $55,879 and $55,879, respectively, for the same periods in 2017. Additional compensation expense of approximately $1,460,232 relating to the unvested portion of restricted stock granted is expected to be recognized over a remaining average period of 1.5 years.

Warrants

A summary of warrant activity for the nine months ended September 30, 2018 and changes during the year ended December 31, 2017 is as follows:

	Warrants	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance - 12/31/16	-	$-	$-	-
Grants	320,000	6.25	-
Exercised	-	-	-
Cancellations	-	-	-
Balance - 12/31/17	320,000	$6.25	$6.25	4.49
Grants	-	-	-
Exercised	-	-	-
Cancellations	-	-	-
Balance - 09/30/18	320,000	$6.25	$6.25	4.08

16.	Commitments and Contingencies

Operating Leases

The Company leases office space in Jersey City, New Jersey; Chicago, Illinois; Dallas, Texas; New York, New York; Atlanta, Georgia; Miami, Florida; Portland, Oregon; Boston, Massachusetts; and Los Angeles and San Francisco, California. The Jersey City office lease, amended on November 6, 2014 and April 7, 2017, expires on January 31, 2020 and the Company has the option to extend the term for an additional five years. In addition to paying rent, under the terms of the Jersey City office lease the Company is also required to pay its pro rata share of the property’s operating expenses. The other office locations are month-to-month commitments. Rent expense for the three and nine months ended September 30, 2018 was $153,248 and $508,386, respectively, as compared to $125,061 and $343,405, respectively, for the three and nine months ended September 30, 2017. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of September 30, 2018 for the next five fiscal years and in the aggregate are:

Remainder of 2018	$82,326
2019	329,304
2020	27,442
2021	-
2022	-
$439,072

Legal

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of September 30, 2018, the Company is not aware of any asserted or un-asserted claims, negotiations or legal actions for which a loss is considered reasonably possible of occurring and would require recognition under guidance in ASC 450 - Contingencies.

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

On February 20, 2018, the Company and the TAR Group entered into a settlement agreement, pursuant to which the NPA was terminated and discharged and all pending litigation between the Company and the members of the TAR Group was dismissed with prejudice in exchange for a lump sum payment of $3.5 million from the Company to the TAR Group. No future amounts are due with respect to the NPA or the Revenue Stream and the lump sum payment has been recorded as of December 31, 2017. The settlement has been paid and no additional amounts have been recorded against the Company’s financial statements for the three and nine months ended September 30, 2018.

Fort Ashford

In November 2017, the Company received a complaint filed by Fort Ashford Funds, LLC (“Ashford”), in the Superior Court of the State of California, Orange County. The complaint claims that the Company issued certain warrants to Panzarella Consulting, LLC and Patrick Panzarella (collectively, “Panzarella”) giving them the option to purchase, in the aggregate, 5,000,000 shares of the Company’s common stock at a price of fifty cents ($.50) per share. Through a series of transfers, the purported warrants were allegedly transferred to Ashford, which is now seeking to exercise such purported warrants or to obtain damages. However, the Company has made a thorough inquiry into these matters, and it is unaware of the existence of any warrant or other agreement that provides that the purported warrants exist or were ever issued to Panzarella or any other person. As of this time, the complaint has failed to provide any evidence of the existence of the purported warrant, or the ability and right of Ashford to exercise such warrant. The Company has asserted a number of affirmative defenses to the claim in its answer. As the case is in the initial discovery phase, no assessment can be made at this time. The Company believes the claims are baseless and plans to defend accordingly.

17.	Subsequent Events

Effective October 23, 2018, Chester Petrow resigned as Chief Revenue Officer of the Company. Mr. Petrow is seeking severance compensation, pursuant to his employment agreement, following his resignation with the Company. The Company is actively engaged in discussions with counsel for Mr. Petrow regarding these matters; however, currently no amount can be reasonably estimated regarding the outcome of these discussions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The Management’s Discussion and Analysis and this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report on Form 10-Q. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to, those noted under “Risk Factors” of the reports filed with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

Overview

We harness our proprietary location-based marketing intelligence platform to provide advertisement delivery, measurement and attribution services (“Ad Placement”), and consumer insights (“Insights”) to brands, advertising agencies, out-of-home advertisers, media companies and non-media companies that utilize consumer insights for strategic decision-making purposes. Our products, fueled by our robust locational data, allow marketers and executive decision makers to better understand the movement and behaviors of their existing and prospective consumers. For our marketing-based customers, we use our data to run highly-targeted media campaigns through our in-house, end-to-end Ad Placement platform. The majority of our revenue comes from Ad Placement services, which typically include a market analysis, the delivery of advertisements to applications on mobile devices and the production of measurement and attribution reports that highlight the effectiveness of the campaign. Our Insights services remain a relatively new product offering, which we believe will begin to make a more meaningful contribution to our revenue in 2019.

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

Advertisement Delivery Methods

●	In-Store Targeting - The delivery of advertisements at the point of purchase when the consumer is potentially making a purchase decision.

●	Proximity Targeting – In-real time we deliver advertisements to consumers’ mobile devices to drive consumers in-store from any distance.

●	Geo-Conquesting – While our customers’ existing consumers are in their competitors’ locations, we deliver advertisements to influence purchase decisions.

●	Behavioral Targeting – The targeting of a customer’s existing or potential consumers based on previous locations visited, demographics, customer relationship management (“CRM”) data, purchase history and interests.

●	Retargeting – The continued engagement with a customer’s existing or potential consumers with multiple touchpoints based on interactions with previous ad impressions.

●	Cross-Device Audience Targeting – We unify and amplify a customer’s audience for existing and prospective consumers by reaching consumers on their desktops and mobile devices.

Measurement and Attribution Products

●	Real-time Verified Walk-In (VWI) – We provide a platform built in-house working in tandem with a data management platform and demand side platform that offers real-time, closed-loop attribution identifying devices that have been used to interact with an advertisement on any advertising medium and been carried into a physical location.

●	Location, Audience and Behavior Sciences (“LABS”) – LABS reports provide a transparent, in-depth analysis of a customer’s audience, breaking down location, purchase and demographic data against multiple control groups for selected targeted audiences in real time.

●	Purchase Science Reports – Provides transaction data to make marketing campaigns more relevant and measurable.

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

Business Seasonality

Our revenue, cash flow from operations, EBITDA, Adjusted EBITDA, operating results, and other key operating and financial measures may vary from quarter to quarter due to the seasonal nature of our clients’ spending. For example, many buyers of advertising devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. We expect our revenue, cash flow, Non-GAAP disclosures, operating results and other key operating and financial measures to fluctuate based on seasonal factors from period to period.

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

Certain Agreements

Our business agreements consist primarily of customer agreements and inventory purchase agreements. Customer agreements are typically agreements with agencies that have sales relationships with the end users of the media content, service application, or data transactions. These agreements typically involve a split of the fees received between the brand owner and us or a fixed fee per transaction. Inventory purchase agreements are vendor relationships from whom we purchase the space to deliver the transacted media content.

Our revenue earned during the nine months ended September 30, 2018, included approximately 18% from contracts with one customer. During the nine months ended September 30, 2017, no individual customer accounted for more than 10% of the Company’s total revenue.

On February 7, 2017, the Company together with its wholly-owned subsidiary, SITO Mobile Solutions, Inc., entered into an asset purchase agreement pursuant to which the Company sold certain assets related to its legacy wireless applications business which completed the Company’s exit from its legacy non-core business.

The assets and liabilities of our wireless applications are classified as discontinued operations on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 and the operating results of the wireless applications business are reflected as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017.

Our Ability to Continue as a Going Concern

The notes contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2018 include a disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital and/or enter into large-scale, multiyear, significant contracts when needed or on attractive terms, we would be forced to reduce overhead or administrative expenditures, and delay our research and development programs. Our unaudited condensed consolidated financial statements as of September 30, 2018 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose their investment in the Company. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s future results are subject to substantial risks and uncertainties. SITO anticipates incurring additional losses until such time, if ever, that it can generate additional significant sales. There can be no assurance that SITO will ever generate significant revenues and achieve profitability. The Company expects to use cash, cash equivalents, and investment proceeds to fund its operating activities. SITO’s future liquidity and capital requirements will depend on numerous factors, including our ability to secure debt or equity financing, reduce or delay expenditures, and secure material additional assignments from clients.

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

Results of Operations

Results of operations for the three months ended September 30, 2018 and 2017

The following table sets forth, for the periods indicated, certain data derived from our Statement of Operations (in millions):

	For the Three Months Ended
	September 30,
	2018	2017	$ Change	% Change
Total revenue	$9.1	$11.0	(1.9)	(18)%
Cost of revenue	4.7	5.3	(0.6)	(12)%
Gross profit	4.3	5.6	(1.3)	(23)%

Sales and marketing	4.9	3.4	1.5	44%
General and administrative	4.5	3.4	1.1	31%
Recurring general and administrative expenses	4.2	3.2	1.0	32%
Non-recurring expenses	0.3	0.2	0.1	14%
Depreciation and amortization	0.1	0.7	(0.6)	(80)%
Operating loss	(5.2)	(1.9)	(3.3)	174%

Earnings from joint venture	0.0	0.0	0.0	0%
Gain on revaluation of warrant liability	0.2	(0.6)	0.8	(129)%
Other income	0.0	0.0	0.0	0%
Interest income (expense), net	0.0	(0.6)	0.6	(100)%
Loss before income taxes	$(5.0)	$(3.1)	(1.9)	62%

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Statement of Operations:

	For the Three Months Ended
	September 30,
	2018	2017
Total revenue	$100%	$100%
Cost of revenue	52%	49%
Gross profit	48%	51%

Sales and marketing	54%	31%
General and administrative	49%	31%
Recurring general and administrative expenses	46%	29%
Non-recurring expenses	3%	2%
Depreciation and amortization	2%	6%
Operating loss	(57)%	(17)%

Earnings from joint venture	0%	0%
Gain on revaluation of warrant liability	2%	(6)%
Other income	0%	0%
Interest income (expense), net	0%	(5)%
Loss before income taxes	$(55)%	$(28)%

Earnings

The Company reported a net loss before income taxes and earnings from joint ventures for the three months ended September 30, 2018 of approximately $5.0 million compared to a net loss from continuing operations for the three months ended September 30, 2017 of approximately $3.1 million, representing an increase in net loss of approximately $1.9 million. The increase in net loss is due primarily to the $1.3 million decrease in gross profit from continuing operations, offset by a $0.8 increase in gain on revaluation of warrant liability, and a $0.6 million decrease in interest expense. These were offset by: (i) an increase of $1.1 million in general and administrative costs from continuing operations, and (ii) a $1.5 million increase in sales and marketing expense from continuing operations.

The Company reported a net loss from continuing operations on a fully diluted basis of $0.20 per share for the three months ended September 30, 2018 based on 25,374,545 weighted average shares outstanding, as compared to a net loss from continuing operations of $0.14 per share for the three months ended September 30, 2017, based on 21,597,130 weighted average shares outstanding. The increase in the number of weighted average shares reflects the issuance of shares of common stock due to 3,076,041 shares issued during our February 2018 public offering, shares issued upon the exercise of stock options, and shares issued to employees.

Revenue

During the three months ended September 30, 2018, our revenue decreased by $1.9 million, or 18%, to $9.1 million as compared to $11.0 million for the three months ended September 30, 2017. This decrease in total revenue was primarily due to a reduction in the average spend per customer which we are actively working to offset with an increase of enterprise data-driven engagements with larger brands and agencies.

During the three months ended September 30, 2018 and 2017, no individual customer accounted for more than 10% of the Company’s total revenue.

Expenses

Our cost of revenue, which represents the costs primarily associated with media placement revenues, decreased by $0.6 million, or 12%, to $4.7 million for the three months ended September 30, 2018, as compared to $5.3 million for the three months ended September 30, 2017, primarily due to new client assignments that have led to lower gross margins. Depreciation and amortization expenses associated with the development of our mobile technology platform used to operate our media placement business are included in the cost of revenue. Our technology investment that drives our revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years.

Sales and marketing expense increased $1.5 million, or 44%, to $4.9 million for the three months ended September 30, 2018. This increase is due primarily to the expansion of our direct sales force and customer management personnel as we continue building our sales and sales support teams. Sales and marketing expense increased as a percentage of revenue from 31% to 54% for the three months ended September 30, 2018 and 2017, respectively, as we continue to invest in the growth of our business.

General and administrative expenses, excluding certain non-recurring expenses, increased by approximately $1.0 million to $4.2 million for the three months ended September 30, 2018 compared to $3.2 million for the three months ended September 30, 2017. The increase in general and administrative expenses was primarily due to the increases in compensation expense for the executive and non-executive team, including the expansion of non-executive headcount hires as we continue to reinvest in the business.

Certain non-recurring expenses, which are classified in general and administrative expenses and are broken out in the table below, amounted to approximately $0.3 and $0.2 million, respectively, for the three months ended September 30, 2018 and 2017. Once concluded, we expect these fees will not continue as an ongoing expense. There are three major categories of these non-recurring expenses as follows:

Rounded to nearest 000’s	For the Three Months Ended
	September 30,
	2018	2017
Contested proxy solicitations pending or threatened against the Company (a)	-	177,000
Investigations of former executives (b)	23,000	67,000
Other Litigation (c)	256,000	-
Total	279,000	244,000

(a)	These fees represent professional fees and other costs, including proxy solicitation, public relations and other fees incurred in responding to activist stockholder campaigns against the Company.

(b)	These fees represent the legal fees and cost of the forensic accounting to determine the amounts of Company funds used by our former officers for personal use during 2015 and 2016. The inquiry is complete and we do not anticipate significant ongoing fees for this matter.

(c)	These fees represent other litigation matters which, upon completion, are not expected to increase. For further information regarding litigation matters, see Note 16 – Commitments and Contingencies.

For the three months ended September 30, 2018, stock-based compensation expense increased $0.6 million or 78% from $0.7 million to $1.3 million due to the issuance of stock options and RSUs.

Results of operations for the nine months ended September 30, 2018 and 2017

The following table sets forth, for the periods indicated, certain data derived from our Statement of Operations (in millions):

	For the Nine Months Ended
	September 30,
	2018	2017	$ Change	% Change
Total revenue	$28.6	$28.3	0.3	1%
Cost of revenue	15.8	14.4	1.5	10%
Gross profit	12.8	13.9	(1.1)	(8)%

Sales and marketing	15.6	10.6	5.0	48%
General and administrative	13.9	9.8	4.0	41%
Recurring general and administrative expenses	13.2	6.8	6.3	92%
Non-recurring expenses	0.7	3.0	(2.3)	(78)%
Depreciation and amortization	0.5	1.0	(0.5)	(50)%
Operating loss	(17.2)	(7.5)	(9.7)	129%

Earnings from joint venture	0.0	1.5	(1.5)	(100)%
Gain on revaluation of warrant liability	1.2	(0.6)	1.8	(282)%
Other income	0.1	0.0	0.1	0%
Interest income (expense), net	0.0	(1.3)	1.3	(101)%
Loss before income taxes	$(15.9)	$(8.0)	(7.9)	99%

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Statement of Operations:

	For the Nine Months Ended
	September 30,
	2018	2017
Total revenue	$100%	$100%
Cost of revenue	55%	51%
Gross profit	45%	49%

Sales and marketing	55%	37%
General and administrative	48%	35%
Recurring general and administrative expenses	46%	24%
Non-recurring expenses	2%	10%
Depreciation and amortization	2%	4%
Operating loss	(60)%	(27)%

Earnings from joint venture	0%	5%
Gain on revaluation of warrant liability	4%	(2)%
Other income	0%	0%
Interest income (expense), net	0%	(5)%
Loss before income taxes	$(56)%	$(28)%

Earnings

The Company reported a net loss before income taxes and earnings from joint ventures for the nine months ended September 30, 2018 of approximately $15.9 million compared to a net loss from continuing operations for the nine months ended September 30, 2017 of approximately $7.9 million, representing an increase in net loss of approximately $8.3 million. The increase in net loss is due primarily to the $1.1 million decrease in gross profit from continuing operations within the media placement segment, a $1.5 million decrease in earnings from the joint venture, offset by a $1.8 increase in gain on revaluation of warrant liability, and $1.3 million decrease in interest expense. These were offset by: (i) an increase of $4.0 million in general and administrative costs from continuing operations, and (ii) a $5.0 million increase in sales and marketing expense from continuing operations, as further discussed below.

The Company reported a net loss from continuing operations on a fully diluted basis of $0.65 per share for the nine months ended September 30, 2018 based on 24,748,556 weighted average shares outstanding, as compared to a net loss from continuing operations of $0.38 per share for the nine months ended September 30, 2017, based on 20,994,017 weighted average shares outstanding. The increase in the number of weighted average shares reflects the issuance of shares of common stock due to 3,076,041 shares issued during our February 2018 public offering and shares issued upon the exercise of stock options.

Revenue

During the nine months ended September 30, 2018, our revenue increased by $0.3 million, or 1%, to $28.6 million as compared to $28.3 million for the nine months ended September 30, 2017. This increase was primarily due to an increase in the number of media placement campaigns, resulting in a $1.1 million decrease in gross profit.

During the nine months ended September 30, 2018, contracts with one customer accounted for 18% of the Company’s total revenue. During the nine months ended September 30, 2017, no individual customer accounted for more than 10% of the Company’s total revenue.

Expenses

Our cost of revenue, which represents the costs primarily associated with media placement revenues, increased by $1.5 million, or 10%, to $15.8 million for the nine months ended September 30, 2018, compared to $14.4 million for the nine months ended September 30, 2017 due to new client assignments that have resulted in lower gross margins. Depreciation and amortization expenses associated with the development of our mobile technology platform used to operate our media placement business are included in the cost of revenue.

Sales and marketing expense increased $5.0 million, or 48%, to $15.6 million for the nine months ended September 30, 2018. This increase is due primarily to the expansion of our direct sales force and customer management personnel as we continue building our sales and sales support teams. Sales and marketing expense increased as a percentage of revenue from 37% to 55% for the nine months ended September 30, 2018 and 2017, respectively, as we continue to invest in growing our indirect and direct sales teams.

General and administrative expenses excluding certain non-recurring expenses, increased by approximately $6.3 million to $13.2 million for the nine months ended September 30, 2018 compared to $6.9 million for the nine months ended September 30, 2017. The increase in general and administrative expenses was primarily due to the increases in compensation expense, including the expansion of non-executive headcount hires as we continue to reinvest in the business.

Certain non-recurring expenses, which are classified in general and administrative expenses and are broken out in the table below, amounted to approximately $0.7 and $3.0 million, respectively, for the nine months ended September 30, 2018 and 2017. Once concluded, we expect these fees will not continue as an ongoing expense. There are five major categories of these non-recurring expenses as follows:

Rounded to nearest 000’s	For the Nine Months Ended
	September 30,
	2018	2017
Contested proxy solicitations pending or threatened against the Company (a)	60,000	1,924,000
Investigations of former executives (b)	44,000	675,000
Class action lawsuits (c)	36,000	234,000
Section 382 Rights Plan (d)	-	135,000
Other Litigation (e)	518,000	-
Total	658,000	2,968,000

(a)	These fees represent professional fees and other costs, including proxy solicitation, public relations and other fees incurred in responding to activist stockholder campaigns against the Company.

(b)	These fees represent the legal fees and cost of the forensic accounting to determine the amounts of Company funds used by our former officers for personal use during 2015 and 2016. The inquiry is complete, and the increase in fees is due to procedures required by our new auditor.

(c)	These fees primarily represent the insurance deductible, known as the retention, against our D&O insurance coverage to cover our out of pocket costs. Costs in excess of the retention are expected to be covered by our D&O insurance. The retention is not expected to materially increase unless the settlement or judgment is beyond the coverage limits of our D&O insurance.

(d)	These fees represent the cost of analysis, valuation, preparation and filing of the section 382 stockholder rights plan. This project is complete, and fees for the implementation and initial analysis is not expected to increase.

(e)	These fees represent other litigation matters which, upon completion, are not expected to increase. For further information regarding litigation matters, see Note 16 – Commitments and Contingencies.

For the nine months ended September 30, 2018, stock-based compensation expense increased $3.8 million or 291% from $1.3 million to $5.1 million due to the issuance of stock options and RSUs.

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

Our condensed consolidated financial statements as of September 30, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We expect to incur significant expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s existence is dependent upon management’s ability to obtain additional funding sources and/or to enter into significant and large-scale multi-year contracts. There can be no assurance that the Company’s efforts will result in the resolution of the Company’s liquidity needs. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The following table sets forth, for the periods indicated, selected data reflected in our Balance Sheet (in millions):

	September 30,	December 31,
	2018	2017	$ Change	% Change
Cash	$4.6	$3.6	1.0	28%
Accounts receivable, net	9.1	13.0	(3.9)	(30)%
Other assets	10.1	10.8	(0.6)	(6)%
Assets from discontinued operations	0.0	0.0	(0.0)	(100)%
Total assets	23.9	27.4	(3.5)	(13)%

Accounts payable	4.2	6.5	(2.4)	(36)%
Accrued expenses	5.8	9.9	(4.1)	(42)%
Other liabilities	0.7	1.5	(0.8)	(52)%
Liabilities from discontinued operations	0.0	0.2	(0.2)	(100)%
Total liabilities	$10.7	$18.2	(7.5)	(41)%

At September 30, 2018, we had $4.6 million in cash, cash equivalents, and marketable securities compared to $3.6 million of cash, cash equivalents, and marketable securities at December 31, 2017. The increase in cash is due to the public offering of common stock in February 2018 offset primarily by cash used in operating activities.

At September 30, 2018, we had total assets of $23.9 million as compared to $27.4 million as of December 31, 2017. Accounts receivable decreased $3.9 million to $9.1 million due to increased collections of outstanding accounts receivable during the nine months ended September 30, 2018 and use of those collections with the day to day operations of the business. Other assets of $10.1 million decreased approximately $0.6 million from $10.8 million due primarily to amortization of our patent portfolio.

At September 30, 2018, we had total liabilities of $10.7 million as compared to $18.2 million as of December 31, 2017. Accounts payable and accrued expenses decreased by a combined $6.5 million from $16.4 million to $10.0 million due primarily to payments of vendors used from the proceeds of the February 2018 common stock public offering and a decrease in the accrual of a legal settlement. All other liabilities decreased $1.0 million due primarily to the paydown of the Note under the NPA.

A summary of our cash provided by and used in operating, investing, and financing activities is as follows for the nine months ended September 30, 2018 and 2017 (in millions):

	For the Nine Months Ended
	September 30,
	2018	2017	Change	% Change
Net cash used in operating activities - continuing operations	$(13.6)	$(4.1)	(9.5)	230%
Net cash provided by (used in) operating activities - discontinued operations	0.0	(0.2)	0.2	(100)%
Net cash used in operating activities	(13.6)	(4.3)	(9.3)	214%

Net cash used in investing activities - continuing operations	(0.2)	(0.9)	0.7	(77)%
Net cash provided by investing activities - discontinued operations	0.0	0.3	(0.3)	(100)%
Net cash used in investing activities	(0.2)	(0.6)	0.4	(66)%

Net cash provided by (used in) financing activities	14.8	(1.2)	16.0	(1301)%

Net increase (decrease) in cash and cash equivalents	1.0	(6.2)	7.2	(117)%
Cash and cash equivalents - beginning of period	3.6	8.7	(5.1)	(59)%
Cash and cash equivalents - ending of period	$4.6	$2.6	2.0	79%

Nine months ended September 30, 2018 as compared to September 30, 2017

Net cash used by operating activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $13.6 million, compared to $4.3 million used for the corresponding period in 2017. The increase of approximately $9.3 million in net operating cash flows was due to an approximately $9.5 million change in cash used in continuing operations principally caused by an increase in overhead operating expenses as the Company continues to invest funds back into its business to position the Company to handle higher levels of revenue. Furthermore, a settlement of $3.5 million was paid in February 2018, as described in Note 11 – Note Payable and Note 16 – Legal, which is a non-recurring expense.

Net cash used by investing activities

Net cash used by investing activities was $0.2 million for the nine months ended September 30, 2018 as compared to $0.6 million in the corresponding period for 2017. The decrease is due primarily to the decrease in purchases on new property and equipment and patent application costs, in addition to a decrease of $0.3 million in cash provided by discontinued operations.

Net cash provided by financing activities

Net cash provided by financing activities was $14.8 million for the nine months ended September 30, 2018 compared to net cash used of $1.2 million for the corresponding period in 2017 due to the proceeds of common stock issued.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officers as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act.

Based upon that evaluation, management, including our principal executive officer and principal financial officers, concluded as of September 30, 2018 that, due to the material weakness described below, our disclosure controls and procedures were not effective as of the Evaluation Date.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified relates to an insufficient complement of finance and accounting resources within the organization to ensure the proper application of GAAP with respect to the Company’s complex non-routine transactions. This material weakness was in part attributable to high turnover with respect to the Board, management, chief financial officer, and accounting staff over the last few years, particularly in the first three quarters of 2017. Specifically, we have determined that (1) our controls over complex non-routine transactions were not designed to capture all non-routine activities and (2) our controls were not designed to ensure that complex non-routine transactions are adequately analyzed and accounted for in accordance with GAAP.

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

Notwithstanding the existence of the material weakness, management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the period ended on the Evaluation Date, in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the three and nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material developments with respect to the legal proceedings reported in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

Item 1A - Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, Part I – Item 1A, Risk Factors, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, Part II – Item 1A, Risk Factors describe important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. There have been no material changes during the period covered by this quarterly report on Form 10-Q to the risk factors previously disclosed under Part I – Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II – Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q of the quarterly period ended June 30, 2018 except as set forth below.

The Company’s ability to continue as a going concern.

The Company’s unaudited condensed consolidated financial statements for the period ended September 30, 2018 include a disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If the Company is unable to raise additional capital and/or enter into substantial contracts when needed or on attractive terms, SITO would be forced to reduce overhead and administrative expenditures and/or delay research and development projects. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is not able to continue as a going concern, it is likely that the holders of our common stock will lose their investment in the Company.

If we are unable to successfully identify, hire, develop, motivate, and retain highly qualified personnel, our business could be harmed.

The Company announced the resignation of several Board members and its Chief Financial Officer during the quarter ended September 30, 2018. In addition, the Company’s Chief Revenue Officer resigned effective October 23, 2018. We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture, we may not be able to grow effectively. The resignation of our senior management may interrupt operations as the Company heavily depends on senior managers to perform key tasks and roles to maintain our operations. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization.

Item 6 – Exhibits

Exhibit No.	Description
10.1	Separation Agreement and Mutual Release, dated as of September 11, 2018, between SITO Mobile, Ltd. and Mark Del Priore (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2018).
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.3*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

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
Aaron Tam, Interim Co-Chief Financial Officer