Form 10-K
period 2018-12-31
SITO MOBILE, LTD.
filed 2019-04-01
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-37535

SITO MOBILE, LTD.

 (Exact name of registrant as specified in its charter)

Delaware	13-4122844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Town Square Place, Suite 204, Jersey City, NJ 07310

 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (201) 984-7085

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter, or June 30, 2018, was approximately $65,636,570.

The number of shares of registrant’s common stock outstanding, as of March 20, 2019, was 25,529,078.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s year ended December 31, 2018, are incorporated by reference in Part II and Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which may materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in this Annual Report on Form 10-K and the reports we file with the U.S. Securities and Exchange Commission, or the “SEC.” Actual events or results may vary significantly from those implied or projected by the forward-looking statements due to these risk factors. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits thereto with the SEC with the understanding that our actual future results and circumstances may be materially different from what we expect.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, except as may be required by applicable law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Unless the context otherwise requires, the terms “SITO Mobile,” “SITO,” “the Company,” “we,” “us,” and “our” in this report refer to SITO Mobile, Ltd., a Delaware corporation, and its consolidated subsidiaries.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We harness our proprietary location-based marketing intelligence platform to provide advertisement delivery, measurement and attribution services (“Ad Placement”) and consumer insights (“Insights”) to brands, advertising agencies, out-of-home advertisers, media companies and non-media companies that utilize consumer insights for strategic decision-making purposes. Our products, fueled by our robust locational data, allow marketers and executive decision makers to better understand the movement and behaviors of their existing and prospective customers. For our marketing-based customers, we use our data to run highly-targeted media campaigns through our in-house, end-to-end Ad Placement platform. The majority of our revenue comes from Ad Placement services, which typically include a market analysis, the delivery of advertisements to applications on mobile devices and the production of measurement and attribution reports that highlight the effectiveness of the campaign.

By identifying and reaching our customers’ most likely consumers with digital customized product offers, our customers can more efficiently and effectively run marketing campaigns, thereby increasing their in-store sales and reducing wasted marketing expenditures associated with traditional approaches.

Our Principal Products and Services

Ad Placement

We deliver advertisements on behalf of our customers to highly-targeted audiences of existing and prospective consumers in a privacy compliant manner. The majority of our revenue comes from the placement of advertisements embedded in applications (including web browsers) on users’ mobile devices. The type of advertisement that we deliver will vary depending on the campaign and available inventory, typically including display, native, video and rich media. In addition to our mobile advertisement placement capabilities, we deliver advertisements across television, desktop, social media and digital out-of-home platforms.

We produce measurement and attribution reports that highlight the effectiveness of our customers’ advertising campaigns. Our measurement reports, which provide our customers with key performance indicators (“KPIs”) of the advertising campaign, are typically provided during or at the conclusion of a campaign. KPIs include (but are not limited to) the number of impressions delivered, consumer click-through rates, video completion rates and rich-media engagements. Our attribution reports further highlight the impact the campaign has on the customer receiving the advertisement. These reports are outlined below under “Measurement and Attribution Products”.

Revenue from the delivery of advertisements is based on the same key media metrics as Internet advertising, which are the number of audience impressions and the cost per thousand impressions (“CPM”) to reach that audience. Our measurement and attribution reports are considered premium products and typically add to our advertisement delivery revenue. These reports will be added to the delivery CPM or sold individually on a per report basis.

We employ sales staff across several regions along with our account management team to sell and manage our Ad Placement and Insights products. The regional nature of these employees allows us to maintain a presence in key advertising and technology hubs in the United States, including New York/New Jersey, Los Angeles, Chicago and San Francisco. The majority of our sales force and account management team is trained to sell both Ad Placement and Insights products.

Advertisement Delivery Methods

●	In-Store Targeting – The delivery of advertisements at the point of purchase when the consumer is potentially making a purchase decision.

●	Proximity Targeting – In real time we deliver advertisements to consumers’ mobile devices to drive consumers in-store from any distance.

●	Geo-Conquesting – While our customers’ existing consumers are in our competitors’ locations, we deliver advertisements to influence purchase decisions.

●	Behavioral Targeting – The targeting of a customer’s existing or potential consumers based on previous locations visited, demographics, consumer relationship management (“CRM”) data, purchase history and interests.

●	Retargeting – The continued engagement with a customer’s existing or potential consumers with multiple touch points based on interactions with previous ad impressions.

●	Cross-Device Audience Targeting – We unify and amplify a customer’s audience for existing and prospective consumers by reaching consumers on their desktops and mobile devices.

Measurement and Attribution Products

●	Real-time Verified Walk-In (“VWI”) – We provide a platform built in-house working in tandem with a data management platform (“DMP”) and demand side platform (“DSP”) that offers real-time, closed-loop attribution identifying devices that have been used to interact with an advertisement on any advertising medium and carried into a physical location.

●	Location, Audience and Behavior Sciences (“LABS”) – LABS reports provide a transparent, in-depth analysis of a customer’s audience, breaking down location, purchase and demographic data against multiple control groups for selected targeted audiences in real time.

●	Purchase Science Reports – Provides transaction data to make marketing campaigns more relevant and measurable.

Insights

Our Insights products allow marketers and executive decision makers to better understand the movement and behavior of their audience of existing and prospective consumers. Through our Consumer Behavior and Location Sciences™, we explore the movement and behavior of consumers and present information and actionable insights for the executives and strategic decision makers of our customers, who are looking to understand and influence consumer behaviors.

We have broken down our Insights offerings into the following four categories: Enrichment, Research, Audience, and Measurement & Attribution:

●	Enrichment – We refine our customers’ consumer data to seek to identify new actionable insights. Our customers can visualize any dataset to learn about real-time and historical location and behavior patterns through access to our data. By ingesting and enriching our customer’s data across various platforms and datasets, our customers can better understand their audience of existing and potential consumers in real-time through one platform, showing how media, content and business decisions are influencing real-world consumer behavior.

●	Research – We provide data visualization that offers deep insights and reports on any audience, location or prospective consumer profile while using de-identification techniques such as pseudonymous identifiers associated with mobile devices to help safeguard privacy. These detailed and anonymous data visualizations show what type of interests, demographics, locations and purchases define a customer’s audience of current or potential consumers allowing them to better understand who and where to target. Research includes our SITO LABS products, which are custom audience insights provided in real-time. These customized research reports allow our customers to investigate aggregate consumer visitation trends, journey data and behavioral data, and compare such trends and data against customized control groups and consumer averages, which enables our customers to make more informed business decisions and reduce ineffective marketing expenditures.

●	Audience – We provide proprietary data segments built and customized to fit our customers’ measurement and media needs. We segment device-based data points by grouping them according to locations visited, frequency of visits, demographics and other behaviors in order to properly target and plan for media campaigns. We also model and create audiences based on the attributes of populations of current and prospective consumers which, in turn, is based on CRM data, location visits or visits from digital properties.

●	Measurement & Attribution – We provide real-time attribution and visualization to measure in-store foot traffic, behavior and purchases of any audience, even if we did not deliver the advertisement. We also allow our customers to observe real-time store traffic and purchases to trigger promotions and real-time optimizations to increase media performance based on real world KPIs, which frequently leads to increased return on investment for advertising expenditures and incremental sales for our customers. Our VWI and Purchase Science Reports are sold separately from advertisement delivery under our Insights Products.

Our Industry

According to industry reports including surveys and reports from Emarketer, International Data Corporation (IDC), and WARC, U.S. mobile advertising expenditures were approximately $76 billion in 2018, and such expenditures are expected to continue to grow at an annual double-digit rate through 2022. We believe this growth is largely being driven by growth in mobile Internet usage and the mobile advertising industry’s ability to effectively measure campaigns, which allows marketers to see that they are receiving an attractive return on investment for their advertising expenditures.

According to industry reports including surveys and reports from Emarketer, IDC, and WARC, the average mobile Internet user spent three hours and thirty-seven minutes per day in 2018 on the mobile Internet, an increase of 9% over 2016, and this growth is expected to continue at an annual rate of more than 2% through 2020. According to certain industry reports, adults spend more time online and on mobile devices than on any other form of media, including television.

According to industry reports including surveys and reports from Emarketer, IDC, and WARC the global market for large data sets and business analytics is estimated to reach $260 billion by 2022, reflecting an annual growth rate of nearly 12% from 2018. Additionally, an industry survey in October of 2017 indicated that spending on data will be a prime area of focus for brands and advertising agencies in the coming years. Of those agencies and brands surveyed, 59% of agencies and 55% of brands said accumulating consumer data will be an important area for their business. Given the growth potential of the marketplace, the focus on data from our core customers and our attractive product offering, we expect to be able to grow our Insights revenue going forward, although no assurances can be given in this regard.

Competition

The mobile media and data communications market for products and services is competitive with the rapid growth and adoption of mobile data services, along with the increased demand for mobile marketing and advertising solutions. We expect new market entrants, existing competitors and non-traditional participants to introduce new products and services that compete with our products. Additionally, we face the risk that our customers may seek to develop in-house products as an alternative to those currently being provided by us.

Our competition varies across our different product lines. For advertisement delivery, measurement and attribution and insights, we will typically face different competitors, with some competitors overlapping into multiple product lines. Companies such as ArcGIS, CARTO, Cuebiq, Facebook, Foursquare, Google, GroundTruth, Mapbox, NinthDecimal, Placed (part of SNAP), PlaceIQ, ThinkNear and Verve, among others, compete with us in one or more of our product or service offerings.

Business Seasonality

Our revenue, cash flow from operations, earnings, operating results, and other key operating and financial measures may vary from quarter to quarter due to the seasonal nature of our clients’ advertising expenditures. For example, many purchasers of advertising devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. We expect our revenue, cash flow, from operations, earnings, operating results, and other key operating and financial measures to fluctuate based on seasonal factors from period to period.

Working Capital Requirements

The majority of our revenue is generated from the sale of our Ad Placement products. While we attempt to coordinate collections from our customers (brands, advertising agencies, out-of-home advertisers, and other non-media companies) to fund our payment obligations to our sellers (ad exchanges, ad networks and publishers), we will typically purchase and pay for our ad inventory before we receive payment from our customers. We believe that competitive pressure in the digital advertising industry has allowed customers to slow the timing of their payments to us. As a result of these dynamics, our cash flow may be adversely affected as we will likely continue to use working capital to fund our accounts payable pending collection from our customers. This may result in additional cash expenditures and cause us to forego or defer other more productive uses of our working capital. Also, there can be no assurances that we will not experience bad debt in the future. Any such write-offs for bad debt may have a materially adverse effect on our results of operations for the periods in which such write-offs occur.

Certain Agreements

Our business agreements consist primarily of customer agreements and inventory purchase agreements. Customer agreements are typically agreements with agencies that have sales relationships with the end users of the media content, service application or data transactions. These agreements typically involve a division of the fees received between the brand owner and us or a fixed fee per transaction. Inventory purchase agreements are vendor relationships from whom we purchase the space to deliver the transacted media content.

Approximately 13% of our total revenue during the year ended December 31, 2018 was generated from contracts with one specific advertising agency.

Our Ability to Continue as a Going Concern

The notes contained in this Annual Report on Form 10-K for the period ended December 31, 2018 include a disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional financing to fund our operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital and/or enter into large-scale, multiyear, significant contracts when needed or on attractive terms, we would be forced to reduce overhead or administrative expenditures and delay our research and development programs. Our financial statements as of December 31, 2018 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose their entire investment in the Company. Our accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

At December 31, 2018, the Company had cash and cash equivalents of $2.6 million, as compared to cash and cash equivalents totaling $3.6 million at December 31, 2017. During the year ended December 31, 2018, the Company used $15.5 million of cash in operating activities, as compared to $3.4 million for the year ended December 31, 2017. The $12.1 million increase is primarily driven by payment of the TAR settlement, as discussed in Note 11 – Note Payable, and an increase in our overhead and administrative expenditures as a result of our growth initiatives.

Our future results are subject to substantial risks and uncertainties. We anticipate incurring additional losses until such time, if ever, that it can generate significant additional sales. There can be no assurance that we will ever generate significant revenues and achieve profitability. We expect to use cash, cash equivalents, and stock sale proceeds to fund our operating activities. Our future liquidity and capital requirements will depend on numerous factors, including our ability to secure debt or equity financing, reduce or delay expenditures and secure material additional assignments from our customers.

We have historically funded our operations through a combination of debt financing and equity offerings. At December 31, 2018, we do not have any outstanding debt or notes payable. We recently obtained a line of credit, secured by our accounts receivable, with Fast Pay Partners LLC. We have historically raised funds through a combination of private placements and public offerings of our securities, and we will consider raising additional capital in the future through additional equity offerings, subject to market conditions and other factors.

On March 20, 2019, we entered into a sales contract in the amount of $10 million to deliver advertising and related campaign analytics. The campaign is scheduled to run from March 23 to April 14, 2019 and relates to an upcoming release of the film. In addition to mobile media, the advertising will be placed across omni-channel platforms. It is these types of contracts that will allow us to consider an additional capital raise in the future since the revenue increase together with increased margins will better improve the financial results of the company.

Our revenues, earnings and financial position may improve if we are able to secure the significant new, multi-year client customer contracts that we have been seeking, although no assurances can be given that we will be able to secure these new customer contracts. In addition, our management is assessing the impact of reducing overhead and administrative expenses, postponing research and development projects and seeking better payment terms from our suppliers.

Intellectual Property Development

Patents and Licenses for Operations

We currently hold rights to multiple purchased and developed patents relating to certain aspects of accessing information on a mobile device, sending information to and between mobile devices, advertising and media streaming. We believe the ownership of such patents is an important factor in our existing and future business. We have 40 patents in the United States and Canada issued from May 2006 to December 2018.

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

Because of technological changes in the industries in which we compete, current extensive patent coverage and the rapid rate of issuance of new patents, it is possible that certain components of our systems and services may unknowingly infringe existing patents or other intellectual property rights of others. We have not received any notice from third parties that we are infringing on their patents or other intellectual property rights.

Patent Portfolio Development, Protection and Licensing

Our portfolio of intellectual property represents our many years of innovation in the wireless industry through patented technology developed by us, including patents granted to us by the U.S. Patent and Trademark Office, as well as patented technology we purchased from Microsoft and others.

We established a separate subsidiary, SITO Mobile R&D IP, LLC, which is dedicated to the monetization of our intellectual property through licensing and other transactions.

Our existing patents cover three broad categories:

●	Digital Video and Audio Streaming and Advertising - these patents relate to Over the Top (“OTT”) streaming services and protocols (e.g. HLS, MPEG DASH), dynamic advertising insertion into these streaming services and protocols and the billing and tracking of the related advertising revenues.

●	Sending Information to and Between Mobile Devices - these patents relate to over-the-air provisioning of smartphones and mobile devices such that the customer, when transitioning over to new telephones or modifying existing telephones, can highly customize their telephones, from carrier plan to interface to smartphone design features to content and form of delivery. While still an emerging market, carriers are unlocking carrier plans and it is expected in the short-term that consumers will be able to go online and pick their carrier plan of choice. We have patents in this area as well as smartphone back-up and synchronization patents that make up our mobility portfolio.

●	Accessing Information on a Mobile Device - this group of patents relates to features that offer users improved effectiveness in accessing information on a mobile device, including content, services and advertising solutions. This includes technology from abbreviated dial codes for rapid access to services and providing advertisements and coupons to these links to access efficient user interface features.

In October 2014, we borrowed $10 million from Fortress Credit Co. LLC (“Fortress”), under and pursuant to that certain Revenue Sharing and Note Purchase Agreement (the “Note Purchase Agreement”) by and among us, our wholly-owned subsidiaries SITO Mobile Solutions, Inc. and SITO Mobile R&D IP, LLC, Fortress and CF DB EZ LLC, which we refer to as the “Fortress Loan.” Pursuant to the Note Purchase Agreement, we issued a senior secured note (the “Note”) to Fortress and granted Fortress a security interest in our portfolio of patents. The Note Purchase Agreement also provided for an intellectual property revenue sharing arrangement, pursuant to which we were required to direct a portion of the proceeds from any monetization of our patents to reduce the outstanding indebtedness under the Note. Under Note Purchase Agreement, following the repayment of the Note, we would remain obligated to pay a portion of the proceeds from any monetization of our patents (the “Revenue Stream Obligation”) to the counterparty under the Revenue Stream.

On August 1, 2017, we paid the entire principal amount of, and all accrued and unpaid interest and required termination fees under, the Note. As of December 31, 2017, we had no further obligations under the Note, but remained subject to the Revenue Stream Obligation. On February 20, 2018, we terminated the Note Purchase Agreement (and the entire Revenue Stream Obligation) in exchange for a one-time payment of $3.5 million (refer to Note 11 to the financial statements). There are current liens on our patent portfolio due to the newly entered factoring arrangement.

Government Regulation

Our Insights and Ad Placement products feature relevance-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user. This type of advertising and/or analysis related thereto to advertisers and their agencies has come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the United States and abroad that focuses on consumer protection and data privacy. In particular, this scrutiny is increasingly focusing on the use of data not only directly related to a particular user but also to that related to devices. Because we and our clients rely upon large volumes of such data collected from various sources, it is essential that we monitor both domestic and global developments in this area, and engage in, and deal with data providers that engage in, responsible privacy practices, including providing consumers with notice of the types of data collected and ensuring we have the necessary rights to use that data in ways necessary to provide our services and conduct our business. Therefore, our platform and business practices must be assessed regularly in each country in which we do, or anticipate doing, business, as definitions of personal data as well as the rights and obligations related thereto vary from country to country.

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

Domestically, applicable regulations include those adopted by the Federal Communications Commission as relating to the operations policies and procedures of wireless communications carriers, known as the Telephone Consumer Protection Act, and the Privacy Rule of the Health Insurance Portability and Accountability Act, relating to the safeguarding of personal health information, among others. Additionally, our compliance with our privacy policy and our general consumer privacy practices are also subject to review by the Federal Trade Commission, which may bring enforcement actions to challenge allegedly unfair and deceptive trade practices, including the violation of privacy policies and representations therein. Certain State Attorneys General may also bring enforcement actions based on comparable state laws or federal laws that permit state-level enforcement. The state of California recently enacted the California Consumer Privacy Act, which goes into effect January 1, 2020, and creates new privacy rights to California residents. Other states may enact similar legislations in the near future.

Although we currently do not have any business in Europe, we desire to begin operating in Europe at an appropriate time. Internationally, and prior to May 25, 2018, the use and transfer of personal data in EU member states was governed under the EU Data Protection Directive. As of May 25, 2018, the EU General Data Protection Regulation (“GDPR”) went into effect. The GDPR sets out higher potential liabilities for certain data protection violations, as well as a greater compliance burden for us in the course of delivering our products in Europe. Among other requirements, the GDPR obligates companies that process large amounts of personal data related to EU residents to implement a number of formal processes and policies including the reviewing and documenting the acquisition, handling and use of such data. As the GDPR ushers in sweeping new legislation, ensuring compliance with untested and uninterpreted legislation is not without risk and may be subject to legal challenge and/or the subject of regulatory investigations. Each such investigation may cost us significant time and resources, and may potentially result in fines, criminal prosecution, or other penalties. Further, the implementation of new compliance measures may take us significant time, resources, and effort to restructure our business practices. Further, the European Union is expected to replace the EU Cookie Directive governing the use of technologies to collect consumer information with the ePrivacy Regulation. Current drafts of the ePrivacy Regulation propose burdensome requirements around obtaining consent and impose fines for violations that are materially higher than those imposed under the current Cookie Directive.

The UK’s decision to leave the European Union may add cost and complexity to our compliance efforts. The UK may become an important geography for us. If UK and EU privacy and data protection laws and regulations diverge, we will be required to implement alternative EU compliance measures and adapt separately to any new UK requirements.

Beyond laws and regulations, we are also members of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data, including the Internet Advertising Bureau, the Digital Advertising Alliance, the Network Advertising Initiative, and the Europe Interactive Digital Advertising Alliance. Some of these self-regulatory bodies have the ability to discipline members or participants, which may result in fines, penalties, and/or public censure (which may in turn cause reputational harm). Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies.

Corporate Overview

We were incorporated in Delaware on May 31, 2000, under our original name, Hosting Site Network, Inc. On May 12, 2008, we changed our name to Single Touch Systems Inc. and on September 26, 2014, we changed our name to SITO Mobile, Ltd.

Employees

We currently have 65 full-time employees, 12 employees serving as programmers and data analysts, 45 employees in sales and account management, 5 employees in administration and the executive team consisting of 3 employees. We expect to increase our future employee levels on an as-needed basis in connection with our expected growth.

Changes in Our Board of Directors and Executive Officers

Over the course of 2017 and 2018, we underwent fundamental changes and substantial turnover with respect to our board of directors (the “Board”) and management.

The table and timeline below summarize the changes in the composition of our Board and our management team during this transition period.

Fiscal Year 2017
First Quarter

●       February: Jerry Hug resigns as Chief Executive Officer. Director Richard O’Connell is appointed as Interim Chief Executive Officer.

●       March: Kurt Streams resigns as Chief Financial Officer and Chief Operating Officer. Lawrence Firestone appointed to serve as Interim Chief Financial Officer.

Second Quarter

●       April: The Board appoints Lowell W. Robinson to serve as a director of the Company.

●       April: The Board appoints Jon Lowen to serve as Chief Operating Officer, Michael Blanche to serve as Chief Technology Officer and Adam Meshekow to serve as Chief Revenue Officer.

●       June: Following a successful stockholder consent solicitation, Betsy J. Bernard, Joseph A. Beatty, Lowell W. Robinson, Richard J. O’Connell, Jr., and Jonathan E. Sandelman are removed from the Board and replaced with Michael Durden, Itzhak Fisher, Thomas J. Pallack, Matthew Stecker and Thomas Thekkethala.

●       June: The newly-constituted Board replaces Richard O’Connell, Jr. and Lawrence Firestone as Interim Chief Executive Officer and Interim Chief Financial Officer, with Thomas J. Pallack and Mark Del Priore, respectively.

●       June: The newly-constituted Board elects Brent Rosenthal as the Chairman of the Board and appoints Thomas J. Pallack, Mark Del Priore as Chief Financial Officer and Secretary, William Seagrave as Chief Operating Officer, and Chet Petrow as Chief Revenue Officer.

Third Quarter	● September: Matthew Stecker and Thomas Thekkethala resign from the Board and are replaced by Karen Seminara Patton and Steven Bornstein, respectively.

Fiscal Year 2018
Third Quarter

•   July:

o    Mark Del Priore resigns as Chief Financial Officer and William A. Seagrave and Aaron Tam are appointed Interim Co-Chief Financial Officers.

o    Brett O’Brien is elected to the Board of Directors.

o    Karen Seminara, Brent Rosenthal, and Itzhak Fisher resign as Board members.

o    Steven Felsher, Bonin Bough, and Jonathan Bond join the Board of Directors.

•    August: Mr. Bond is elected Chairman of the Board.

•    September: SITO enters into a separation agreement with Mark Del Priore.

•    October: Chester Petrow resigns as Chief Revenue Officer.

Fourth Quarter	• November: Michael Durden does not stand for re-election to the Board.

Fiscal Year 2019
First Quarter	• January: Aaron Tam resigns as Interim Co-Chief Financial Officer and leaves SITO. • February: Terry Lynn is hired as Chief Financial Officer.

Biographies for each of our current directors and executive officers will be included in our 2019 Proxy Statement and are incorporated herein by reference.

Recent Developments

On January 14, 2019, Aaron Tam resigned as our Interim Co-Chief Financial Officer.

We hired Terry Lynn as our Chief Financial Officer effective February 19, 2019.

On February 11, 2019, we and our wholly-owned subsidiaries entered into a Financing and Security Agreement (“Financing Agreement”) with Fast Pay Partners LLC (“Fast Pay”). Pursuant to the terms of the Financing Agreement, Fast Pay will finance up to $9.5 million of our accounts receivable. This $9.5 million limit may increase to $15 million after March 31, 2019 upon our request, subject to Fast Pay’s approval, as to which no assurances can be given. The term of the Financing Agreement is two years with automatic two year renewals, subject to a 2% pre-payment penalty. The financing fee on advances is the three-month London Interbank Offered Rate, known as “LIBOR,” plus 7% per annum. The facility is secured by a first priority lien on all of our assets, including patents.

Available Information

We maintain a website located at http://www.sitomobile.com. The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC and any references to our website are intended to be inactive textual references only. The following filings are available for download free of charge through our website as soon as reasonably practicable after we file them, or furnish, as applicable, with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Act. Additionally, copies of materials filed or furnished by us, as applicable, with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC’s Public Reference Room, contact 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

Risks Related To Our Business

We may need to raise additional capital to meet our business requirements in the future. Capital raising may be costly or difficult to obtain and may dilute current stockholders’ ownership interests.

We intend to continue to make investments in pursuit of our strategic objectives and to support our business growth. Various business challenges may require additional funds, including the need to respond to competitive threats or market evolution by developing new solutions and improving our operating infrastructure, either through additional hiring or acquisition of complementary businesses or technologies, or both. In addition, we may incur significant expenses or shortfalls in anticipated cash generated as a result of unanticipated events in our business or competitive, regulatory, or other changes in our market, or longer payment cycles required or imposed by our customers.

 Our available cash and cash equivalents, and any cash we may generate from operations, may not be adequate to meet our capital needs, and therefore we may need to engage in equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges may be significantly impaired, and our business may be adversely affected.

If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders may suffer dilution, which may be significant, and any new equity securities we issue may have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future may involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, if we issue debt, the holders of that debt would have prior claims on our assets, and in case of insolvency, the claims of creditors would be satisfied before distribution of value to equity holders, which would result in significant reduction or total loss of the value of our equity.

We have a history of operating losses.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a consolidated net loss of $17.0 million from continuing operations for the year ended December 31, 2018 and consolidated net losses for all prior periods that has resulted in our having an accumulated deficit of $172.8 million as of December 31, 2018. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress the price of our stock.

Our ability to continue as a going concern.

This Annual Report on Form 10-K includes a disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If the Company is unable to raise additional capital and/or enter into substantial contracts when needed or on attractive terms, it would be forced to reduce overhead and administrative expenditures and/or delay research and development projects. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If the Company is not able to continue as a going concern, it is likely that the holders of our common stock will lose their investment in the Company.

Our business may be adversely impacted if we are unable to successfully identify, hire, develop, motivate and retain highly qualified personnel.

We announced the resignation of several Board members and our Chief Financial Officer during the quarter ended September 30, 2018. In addition, our Chief Revenue Officer resigned effective October 23, 2018. On January 14, 2019, Aaron Tam resigned as our Interim Co-Chief Financial Officer. Terry Lynn was appointed as our Chief Financial Officer, effective as of February 19, 2019. In connection with Mr. Lynn’s appointment, William Seagrave, our Chief Operating Officer and Interim Chief Financial Officer, stepped down as Interim Chief Financial Officer. Mr. Seagrave currently serves as our Chief Operating Officer and Secretary.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture, we may not be able to grow effectively. The resignation of our senior management may interrupt operations, as we heavily depend on senior managers to perform key tasks and roles to maintain our operations. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization.

A significant portion of our revenue is dependent upon a small number of customers and the loss of any one of these customers would negatively impact our revenues and our results of operations.

Of our total revenue earned during the year ended December 31, 2018, approximately 13% was generated from contracts with one advertising agency and 52% of our revenue was generated from the 12 largest customers. Termination of business relationships with SITO by these customers may materially and adversely affect our revenues and results from operations.

We may experience quarterly fluctuations in our operating results due to a number of factors, which make our future results difficult to predict and may cause our operating results to fall below expectations.

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

Based upon all the factors described above, we have a limited ability to forecast our future revenue, costs and expenses, and as a result, our operating results may from time to time fall below our estimates.

Our revenue and operating results are highly dependent on the overall demand for advertising. Factors that affect the amount of advertising spending, such as economic downturns, can make it difficult to predict our revenue and may adversely affect our business.

Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and customers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. Various macroeconomic factors may cause advertisers to reduce their advertising budgets, including adverse economic conditions and general uncertainty about economic recovery or growth, where we do most of our business, instability in political or market conditions generally, and any changes in favorable tax treatment of advertising expenses and the deductibility thereof. Reductions in inventory due to loss of sellers would make our products less robust and attractive to customers.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts. The length of our sales cycles varies depending on the type of customer and program. A short sales cycle will address a campaign already defined by the customer. A long sales cycle is required when we assist the customer in the design of a campaign, or analysis of data, or a larger program design. These cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue figures are difficult to predict and may vary substantially from period to period, according to the mix of short or long programs addressed, which may cause our results of operations to fluctuate significantly. Our results of operations depend in part on sales to large organizations. The length of our sales cycle, from proof of concept to delivery of and payment for our products, is typically three to nine months but can be more than a year. If our competitors offer or develop products that our prospective customers may want to compare to our products, that situation may cause our average sales cycle to become longer.

Because the length of time required to close a sale varies substantially from customer to customer, it is difficult to accurately predict when, or even if, we will make a sale to a potential customer. As a result, large individual sales have, in some cases, occurred in periods subsequent to those periods in which we anticipated they would occur or have not occurred at all. The loss or delay of one or more large transactions in a period may impact our results of operations for that period and any future periods for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast accurately our revenue for any particular period in the future. Because a substantial portion of our expenses are relatively fixed in the short term, our results of operations will suffer if our revenue falls below expectations in a particular period, which may cause the price of our common stock to decline.

Our revenues may not increase

An increase in our revenues will depend, in part, on our ability to acquire new customers or gain a larger portion of advertising expenditures from our existing customers, and opening new revenue streams with data, insight-driven analytic products and deliverables. We will continue to roll out our data and data-driven ad placement products, innovate and develop new technologies with additional features and functionality. Our goal is to increase our share of and compete successfully in the new growing mobile digital advertising and data-insight markets which we may fail to achieve.

Further, to accommodate growth in our revenues, if any, we must continually improve and maintain our current existing technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which would use our cash and negatively impact our gross margin or operating expenses in any particular quarter. A variety of factors outside of our control may impact whether our revenues increase, including changes in budgets of advertisers and the timing and size of their expenditures. Decisions by advertisers to delay or reduce advertising expenditures or divert expenditures away from mobile advertising may adversely impact our revenues and financial performance.

Acts of competitors and other third parties can adversely affect our business.

We do not control the spending or inventory on our platform, and our revenue is therefore vulnerable to acts by third parties that reduce the amounts of spending or inventory available to us. For example, the amount of inventory available to independent platforms like us may be reduced as a result of decisions by Facebook to emphasize content viewable through its site or to favor friends and family-type feeds over third-party properties, or decisions by Google to utilize its ad server advantages to outbid us and other competitors in open-market auctions. Similarly, decisions by customers and sellers to transact directly rather than through us would tend to reduce both spending and inventory on our platform.

We may not be able to manage our future growth effectively.

We need to grow significantly and expand our data and data-driven ad placement products, and the scope of our offering in order to keep pace with the growth and change in our market and to develop the market reach and scale necessary to compete effectively with large competitors. Our future growth, if any, depends to a significant degree upon the quality of our strategic vision and planning. The advertising market is evolving rapidly, and if we make strategic errors, there is a significant risk that we will lose our competitive position and be unable to recover and achieve our objectives. Our ability to grow requires access to, and prudent deployment of, capital for hiring, expansion of physical infrastructure to run our solution, acquisition of companies or technologies, and development and integration of supporting technical, sales, marketing, finance, administrative, and managerial infrastructure. Further, the rapid growth we are pursuing may itself strain the organization and our ability to generate that growth and to maintain the quality of our operations.

We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. In order to grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

●	meet our capital needs;

●	implement, improve and expand our operational, financial, management information, risk management and other systems effectively or efficiently or in a timely manner;

●	allocate our human resources efficiently;

●	identify, hire, train, motivate and retain qualified managers and employees;

●	develop the management skills of our managers and supervisors; or

●	develop a corporate culture that is conducive to success.

If we do not manage our business effectively, successfully forecast demand for our products or manage our anticipated expenses accordingly, our financial position and operating results will be adversely affected.

If our customers do not maintain and increase their level of advertising expenditures through our platform, our revenue growth and results of operations will be adversely affected.

Advertisers generally use multiple providers in managing their advertising expenditures. Accordingly, we must convince our customers to use our products, increase their usage and allocate a larger share of their advertising budgets with us, and do so on an ongoing basis. We may not be successful at educating and training customers, particularly our newer customers, about the benefits of our products, and if we fail to do so, they may not increase their use of our products or generate higher levels of advertising expenditures. If these efforts are unsuccessful or advertisers decide not to continue to maintain or increase their advertising expenditures through our platform for any reason, then we may not attract new advertisers, or our existing customers may reduce their advertising expenditures through or cease using our platform. Therefore, we cannot assure you that advertisers that have generated advertising expenditures through our platform in the past will continue to generate similar levels of advertising expenditures in the future or that they will continue to use our platform at all. We may not be able to replace customers who decrease or cease their usage of our platform with new customers that make similar expenditures on our platform. If our existing customers do not continue to use and increase their use of our platform, or if we are unable to attract sufficient advertising expenditures on our platform from new customers, our revenue may decline, which would materially and adversely affect our business and results of operations.

We generally do not have long-term agreements with our customers, and we may be unable to retain key customers, attract new customers, or replace departing customers with customers that can provide comparable revenue to us.

Our success requires us to maintain and expand our current customer relationships and to develop new relationships. Our contracts and relationships with advertising agencies on behalf of advertisers are typically short term in nature and generally do not include long-term obligations requiring them to purchase our products, and these contracts are generally cancelable upon short or no notice and without penalty. As a result, we currently have limited visibility into our future advertising revenue streams. We cannot assure you that our customers will continue to use our products, or that we will be able to replace, in a timely or effective manner, departing customers with new customers that generate comparable revenue. If a major customer representing a significant portion of our business decides to materially reduce its use of our products or to cease using our products altogether, our revenue may be significantly reduced. Any non-renewal, renegotiation, cancellation or deferral of large advertising contracts, or a number of contracts that in the aggregate account for a significant amount of revenue, may cause an immediate and significant decline in our revenue and adversely affect our business.

Our contracts with customers and sellers are generally not exclusive and generally do not require minimum volumes or long-term commitments. If customers or sellers representing a significant portion of the demand or inventory in our marketplace decide to materially reduce the use of our products, we may experience an immediate and significant decline in our revenue and profitability and harm to our business.

Generally, our customers and sellers are not obligated to provide us with any minimum volumes of business, they may do business with our competitors as well as with us, and they may bypass us and transact directly with each other or through other intermediaries. Most of our business with customers originates pursuant to arrangements that are limited in scope and can be reduced or canceled by the customer without penalty. Similarly, sellers make inventory available to us on a discretionary basis. Accordingly, our business is highly vulnerable to changes in the macro environment, price competition and the development of new or more compelling offerings by our competitors, which may adversely affect our revenues and financial performance or motivate customers or sellers to migrate to competitors’ offerings. Further, if our relationships with customers or sellers become strained due to service failures or other reasons, including possible perceptions by our customers that we compete with them, these clients may reduce or terminate their business with us. Because we do not have long-term contracts, our future revenue may be difficult to predict, and there is no assurance that our current customers and sellers will continue to use our products or that we will be able to replace lost customers or sellers with new ones. If a customer or group of customers representing a significant portion of the demand in our marketplace, or a seller or group of sellers representing a significant portion of the inventory in our marketplace, decides to materially reduce use of our products, our revenues and business may be immediately and significantly adversely impacted. Additionally, if we overestimate future usage, we may incur additional expenses in adding infrastructure without a commensurate increase in revenue, which would harm our business and operating results.

We have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses or if we have other material weaknesses in our internal control over financial reporting.

Our management undertook an evaluation of internal control over financial reporting for the fiscal year ended December 31, 2018. These evaluations revealed certain material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses, or if we have other material weaknesses in our internal control over financial reporting.

As part of our evaluation of internal control over financial reporting for the fiscal year ended December 31, 2018, our management, including our principal executive and financial officer, concluded that due to a material weakness related to an insufficient complement of finance and accounting resources within the organization to ensure the proper application of U.S. GAAP with respect to our complex non-routine transactions, our disclosure controls and procedures were not effective for the fiscal year ended December 31, 2018. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness was in part attributable to high turnover with respect to our Board, management, chief financial officer, accounting staff and independent outside auditors over the last few years, particularly in the first three quarters of 2017. Specifically, our management has determined that (1) our controls over complex nonroutine transactions were not designed to capture all non-routine activities and (2) our controls were not designed to ensure that complex non-routine transactions are adequately analyzed and accounted for in accordance with GAAP. During 2018, additional controls were instituted to address matters of internal controls and procedures identified in the evaluation.

Internal controls over financial reporting are processes designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Failure to maintain effective internal controls over financial reporting in the future may cause us to fail to meet our reporting obligations, cause our consolidated financial statements to contain material misstatements, and adversely affect our business, financial condition and operating results. Our internal controls may not prevent all potential errors, because any control system, regardless of its design, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be achieved.

We cannot assure you that in the future additional material weaknesses will not occur, exist or otherwise be identified. We will continue to monitor the effectiveness of our processes, procedures and controls and will make changes as management determines appropriate. Effective internal controls are necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports, our business, financial condition and operating results may be adversely affected, investors may lose confidence in our reported financial information, there may be a negative effect on our stock price, and we may be subject to civil or criminal investigations and penalties.

If we fail to maintain an effective system of internal control over financial reporting and other business practices, and of board-level oversight, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties. Consequently, investors may lose confidence in our financial reporting, and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and to prevent and detect fraud and other improprieties. We are responsible for reviewing and assessing our internal controls and implementing additional controls when improvement is needed. Failure to implement any required changes to our internal controls or other changes we identify as necessary to maintain an effective system of internal controls may adversely affect our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the market price of our stock, and may otherwise have a material adverse impact on our business.

Sarbanes-Oxley Act requirements regarding internal control over financial reporting, and other internal controls over business practices, are costly to implement and maintain, and such costs are relatively more burdensome for smaller companies such as us than for larger companies. We have limited internal personnel to implement procedures and must scale our procedures to be compatible with our resources. We also rely on outside professionals, including accountants and attorneys, to support our control procedures. We are working to improve all of our controls but, if our controls are not effective, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties which may lead to a decrease in the market price of our stock. We are in the process of documenting all of our accounting processes and developing step-by-step guidance for each function in our accounting department to allow employees of the department to independently perform their functions.

Our reorganization and cost-control efforts may not assure future profitability and may affect morale and make it difficult to retain employees or attract new ones.

Since June 2017, we have endeavored to realign our business to best reflect the needs of our customers and the evolving marketplace in which we operate, and to pursue our strategic priorities and to optimize costs. The steps we have taken are intended to optimize our costs to align our organization and cost structure more appropriately to grow our data and data-driven ad placement, and our current revenue and scale and to position us better to expand our investments in future growth areas. However, our cost optimization efforts do not assure our profitability. Additional cost optimizations may be implemented in the future, and cost savings may be offset by future hiring or other costs to pursue strategic objectives. An optimization in force or further management reorganization may adversely affect morale in our organization and our reputation as an employer, which may lead to the loss of valued employees and may make it more difficult for us to hire new employees in the future, and the optimization of our headcount may adversely affect our service delivery and make it more difficult for us to pursue new opportunities and initiatives in the future.

Our business strategy may be impaired if we fail to attract, motivate, train, and retain highly qualified engineering, marketing, IT sales, management and other key personnel.

Our success depends significantly upon our ability to recruit, train, motivate, and retain key technology, engineering, sales, management and other key personnel. We are a technology-driven company and it is imperative that we have highly skilled computer scientists, engineers, data scientists, data analysts, and management to innovate and deliver our platform. Increasing our base of customers and sellers depends to a significant extent on our ability to expand our sales and marketing operations and activities, and our solution requires a sophisticated sales force with specific sales skills and specialized technical knowledge that takes time to develop. Appropriately qualified personnel can be difficult to recruit and retain. Skilled and experienced management is critical to our ability to achieve revenue growth, execute our strategic vision and maintain our performance through the growth and change we anticipate.

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

It can be difficult, time-consuming, and expensive to recruit personnel with the combination of skills and attributes required to execute our business strategy, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. These challenges will increase if and to the extent that we grow. New hires require significant training and it may take significant time (often six months or more) before they achieve full productivity. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards before new hires contribute to sales or productivity, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training such employees. Moreover, new employees may not be or become as productive as we expect, and we may face challenges in adequately or appropriately integrating them into our workforce and culture. At times, we may experience elevated levels of unwanted attrition, and as our organization grows and changes and competition for talent increases, this type of attrition may increase.

We may not be able to compete successfully against current and future competitors because competition in our industry is intense, and our competitors may offer products that are perceived by our customers to be more attractive than ours or leverage captive inventory or data to their advantage. These factors may negatively impact our revenue and result in the inability to grow our business.

Competition for our advertisers’ advertising budgets is intense, as is competition for broader advertising solutions such as data management platforms. We operate in a market that is subject to rapid development and introduction of product and service offerings, changing branding objectives and evolving customer demands, all of which affect our ability to remain competitive. We expect competition to increase as the barriers to enter our market are low and consolidation is increasing. Increased competition may force us to charge less for our products or offer pricing models that are less attractive to us and, as a result, decrease our margins. Our principal competitors for our media buying solutions include traditional advertising networks and advertising agencies that operate an agency trading desk, either directly or through an affiliate. Competitors for our products include other companies that offer self-service DSP and/or DMP solutions, which allow advertisers to purchase inventory directly from advertising exchanges or other third parties and manage and analyze their own consumer data and third-party data. Other competitors for our products include in-house tools and custom solutions currently used by brand advertisers to manage their customer data and advertising and marketing activities. We also face competition in our location-based solutions from other companies such as GroundTruth, PlaceIQ, NinthDecimal, MaxPoint and 4INFO. As our platforms evolve and we introduce new technologies, features and functionality, we may face competition from new sources.

We also compete with services offered through large online portals that have significant brand recognition, such as Yahoo!, Google, and Facebook. These large portals have substantial proprietary digital advertising inventory that may provide them with competitive advantages, including far greater access to Internet user data, and the ability to significantly influence pricing for digital advertising inventory. Furthermore, these portals may not offer some of their premium, or even all of their inventory, for sale, but instead, use it in their own captive advertising activities. We also compete for a share of advertisers’ total advertising budgets with online search advertising, for which we do not offer a solution, and with traditional advertising media, such as direct mail, broadcast television, radio, cable and print. Some of our competitors have also established reputations for specific services, such as retargeting with dynamic creative, for which we do not have an established market presence. Many current and potential competitors have competitive advantages relative to us, such as longer operating histories, greater name recognition, larger client bases, greater access to advertising inventory on premium websites and significantly greater financial, technical, sales and marketing resources. Increased competition may result in reduced pricing for our products, longer sales cycles or a decrease of our market share, any of which may adversely affect our revenue, future operating results and our ability to grow our business.

In order to be competitive in our evolving industry, we must develop new product offerings and introduce enhancements that include new features and functionality that achieve market acceptance or that keep pace with technological developments.

We operate in a dynamic market characterized by rapidly changing technologies and industry and legal standards. The introduction of new advertising solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new advertising industry standards may render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing platform and to continually introduce or acquire new technologies and features and functionality demanded by the market we serve. The success of any enhancement or new solution depends on many factors, including timely completion, adequate quality testing, appropriate introduction and market acceptance. Any new solution, product or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet evolving customer requirements, our business, financial condition and operating results will be adversely affected.

Further, the planned timing and introduction of new products and services are subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems may delay or prevent the introduction of new products and services, which may adversely affect our business, financial condition and operating results.

Our belief that there is demand for our Insights products may be inaccurate, and we may not realize a return from our investments in that area.

We believe there is growing demand for our Insights data, and we have made investments to meet that demand through internal development efforts and personnel expansion. The market for these products is still developing and may not grow as we expect, or it may have slow adoption rates for various reasons, including reluctance of some sellers to replace their existing consumer insights data providers with our products. Even if the market for these products develops as we anticipate, buyers and sellers might not embrace our offerings to the degree we expect due to various factors. For example, we may not be successful in building out these offerings consistent with our vision, or competitive offerings may be offered at lower prices or be perceived as having better features and functionality. We may also be unable to scale our product the way we currently anticipate due to regulatory or operational requirements with which we are unable to comply.

Seasonal fluctuations in digital advertising activity may result in material fluctuations of our revenue, cash flows, operating results, and other key performance measures from period to period.

Our revenue, advertising expenditures, cash flow from operations, operating results, and other key performance measures may vary from quarter to quarter due to the seasonal nature of advertiser spending. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing, and advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory. As a result, any events that reduce the amount of advertising expenditures during the fourth quarter or reduce the amount of inventory available to customers during that period, may have a disproportionate adverse effect on our revenue and operating results for a given fiscal year.

An adverse trend in sales during the holiday season may affect our financial results.

Historically, a high percentage of our annual sales have been attributable to the winter holiday selling season. In contrast, a substantial portion of our expenses are personnel-related and include salaries, stock-based compensation, and benefits, which are not seasonal in nature. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on our results from operations in the short term.

Any forecasts of market growth that we have provided or may provide in the future may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow in the future.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Forecasts relating to the expected growth in advertising and other markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not be able to grow our business. Our future growth is dependent on many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

We may not be able to adequately safeguard our intellectual property rights from unauthorized use, and we may become subject to claims of infringement on others’ intellectual property rights.

We rely on a combination of patents, trade secrets, copyrights, trademarks, and other intellectual property laws, nondisclosure agreements and other arrangements with employees, actual and prospective customers and actual or prospective capital providers and their agents and advisors, and other protective measures to preserve our proprietary rights. These measures afford only limited protection and may not preclude competitors from developing products or services similar or superior to ours. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws that are in effect in the United States.

 Although we implement protective measures and intend to defend our proprietary rights, our efforts may not be successful. From time to time, we may litigate within the United States or abroad to enforce our issued or licensed patents, to protect our trade secrets and know-how or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Enforcing or defending our proprietary rights can involve complex factual and legal questions and can be expensive, would require management’s attention and may not bring us timely or effective relief.

Furthermore, third parties may assert that our products or processes infringe upon their intellectual property rights. Although there are no pending or threatened intellectual property lawsuits or other proceedings against us at this time, we may face litigation or infringement claims in the future, which may result in the assessment of substantial monetary damages against us. Infringement claims may result in substantial judgments against us and may result in substantial costs and diversion of our resources, even if we ultimately prevail. A third party claiming infringement may also obtain an injunction or other equitable relief, which may effectively block our use of allegedly infringing intellectual property. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we may not be able to obtain any such licenses on acceptable terms and conditions, or at all.

SITO Mobile, our former chief executive officer, our former chief financial officer, and certain former members of our Board, have been named as parties to various lawsuits arising out of, or related to, alleged violations of various federal securities laws and SEC rules and regulations and those lawsuits may adversely affect us, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations, and cash flows to suffer.

A putative federal securities class action complaint has been filed against us and certain of our former officers and directors. The ultimate outcome of any litigation is uncertain. Either favorable or unfavorable outcomes may have a material adverse impact on our business, financial condition and results of operations, due to defense costs, diversion of management resources, imposition of financial penalties or judgements against us and other factors.

Our Company is subject to litigation claims and general risks of litigation.

We are involved on an ongoing basis in various forms of litigation and arbitration proceedings with a variety of parties including but not limited to employees, former employees, current and former stockholders, customers, vendors and suppliers arising in the ordinary course of business or otherwise. Trends in litigation may include class actions involving consumers, stockholders and employees, and claims relating to commercial, labor, employment, antitrust, securities or intellectual property matters. Litigation trends and the outcome of litigation cannot be predicted with certainty, and adverse litigation trends and outcomes may adversely affect our business, financial condition and results of operations.

In particular, in November 2017, we received a complaint filed by Fort Ashford Funds, LLC (“Ashford”), in the Superior Court of the State of California, Orange County (the “Ashford Complaint”). The Ashford Complaint claims that we issued certain warrants to Panzarella Consulting, LLC and Patrick Panzarella (together “Panzarella”) representing the option to purchase, in the aggregate, five million (5,000,000) shares of our common stock at a price of fifty cents ($.50) per share. Through a series of purported transfers, the warrants were allegedly transferred to Ashford, which is now seeking to exercise such purported warrants or to obtain damages. However, we have made a thorough inquiry into these matters and, while it appears that certain warrants may have been issued in 2005, such warrants expired in 2015. Further, as of this time, Ashford has failed to provide any evidence of the right of Ashford (and its assignor Anthony Macaluso) to exercise such warrants. We believe these claims are baseless and plan to defend this action accordingly. Notwithstanding our view as to the lack of merit to these claims, this proceeding may distract us and cost our management time, effort and expense to defend against the claims and threats made by Ashford and its affiliates. No assurance can be given as to the outcome of this action, and in the event we do not prevail in such action, our business, financial condition and results of operations may be materially and adversely affected.

Complying with securities laws and regulations is costly for us.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including rules and regulations promulgated by the SEC and NASDAQ, create challenges for smaller publicly-held companies like us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

If we fail to comply with the continuing listing standards of The NASDAQ Capital Market, our securities may be delisted.

Our common stock is listed on the NASDAQ Capital Market, or “NASDAQ,” under the symbol “SITO”, and we also have outstanding warrants listed on NASDAQ under the symbol “SITO”. For our common stock to continue to be listed on NASDAQ, we must meet the current NASDAQ continued listing requirements. If we were unable to meet these requirements, our common stock may be delisted from NASDAQ. If our securities were to be delisted from NASDAQ, our securities may continue to trade on the over-the-counter bulletin board following any delisting from NASDAQ, or on the Pink Sheets, as the case may be. Any such delisting of our securities may have an adverse effect on the market price of, and the efficiency of the trading market for our securities, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it may have an adverse effect on our ability to raise capital in the public or private equity markets.

There can be no assurance that we will meet NASDAQ’s requirements, such as the minimum stockholders’ equity requirement and the minimum bid price requirement, during any compliance period or in the future, or otherwise meet NASDAQ compliance standards, or that NASDAQ will grant the Company any relief from delisting as necessary, or that we will be able to ultimately meet applicable NASDAQ requirements for any such relief.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations, which may subject our business to higher tax liability.

We may be limited in the portion of net operating loss carry-forwards (“NOLs”) that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. At December 31, 2018, we had gross, pretax U.S. federal NOLs of $63.6 million.  A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership may result in ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. On April 3, 2017, our Board adopted a Section 382 Tax Benefits Preservation Plan in an effort to diminish the risk that our ability to utilize NOLs to reduce potential future federal income tax obligations may become substantially limited. We have recorded a valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which would prevent us from offsetting future taxable income.

The comprehensive tax reform bill signed into law in December 2017 may adversely affect our business, financial condition and results of operations.

On December 22, 2017, President Trump signed into law the final version of the tax reform bill commonly known as the “Tax Cuts and Jobs Act,” or the TCJA, that significantly reforms the Code with many of its provisions effective for tax years beginning on January 1, 2018. The TCJA, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation of the deduction for NOLs to 80% of current year taxable income, an indefinite net operating loss carryforward, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits. While we have not experienced adverse effects of the TCJA during the 2018 tax year, we continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business, financial condition and results of operations may be adversely affected in the future as we look to grow our revenue and operating income.

The Tax Cuts and Jobs Act may negatively affect us or holders of our stock.

The TCJA makes significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including corporations. There remains uncertainty as to the impact of the TCJA on an investment in our stock. You should consult with your tax advisor regarding the effect of the TCJA and other potential changes to the U.S. federal tax laws prior to purchasing our stock.

Risks Relating to our Industry

Demand for some of the services we provide is not yet well established.

Brand owners who are potential users of the services we provide must weigh their decisions in light of limited budgets for marketing and notification, the inertia of dealing with well-established providers of traditional modalities for marketing and notification, lack of experience with services such as ours, the perception (whether or not well founded) of technological risk and concerns about the cost-effectiveness of our services. There are indications that the market among major brand owners for services such as ours is in an early stage of development.

System or network failures may reduce our sales, increase costs or result in a loss of end users of our products.

Any failure of, or technical problem with, carriers’ or third parties’ billing systems, delivery or information systems, or communications networks may result in the inability of end users to receive communications or download our products, prevent the completion of a billing transaction or interfere with access to some aspects of our products. If any of these systems fail or if there is an interruption in the supply of power, an earthquake, superstorm, fire, flood or other natural disaster, or an act of war or terrorism, end users may be unable to access our offerings. For example, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any failure of, or technical problem with, the carriers’, third parties’ or our systems may cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business or persuade retailers or brand owners that solutions utilizing our programs are not sufficiently reliable. This, in turn, may adversely affect our business, financial condition and results of operations.

Material defects or errors in our platform may result in customer dissatisfaction and harm our reputation, result in significant costs to us and impair our ability to sell our platform.

The software applications underlying our platform are inherently complex and may contain material defects or errors, which may cause disruptions in availability, misallocation of advertising expenditures or other performance problems. Any such errors, defects, disruptions in service or other performance problems with our platform may negatively impact our business and our customers’ businesses or the success of their advertising campaigns and cause customer dissatisfaction and harm to our reputation. If we have any errors, defects, disruptions in service or other performance problems with our platform, customers may reduce their usage or delay or withhold payment to us, which may result in an increase in our provision for doubtful accounts or lengthen our collection cycles for accounts receivable. Such performance problems may also result in customers making warranty or other claims against us, our giving credits to our customers toward future advertising expenditures or costly litigation. As a result, material defects or errors in our platform may have a material adverse impact on our business, financial condition and results of operations.

Our business model depends upon our ability to continue to access advertising inventory that we do not own.

Our platform depends on access to advertising inventory controlled by publishers and various other providers, such as public advertising exchanges, supply-side platforms, private marketplaces, advertising networks and direct premium publishers. We rely on continued access to premium advertising inventory in high-quality and brand-safe environments, viewable to consumers across multiple screens. We do not own the inventory of advertising opportunities upon which our business depends and, therefore, we may not always have access to advertising inventory of sufficient quality or volume to meet the needs of our customers’ campaigns. As a result, we may have limited visibility to our future access to inventory. Companies such as advertising networks make media buying commitments to publishers and may compete with us and restrict our access to media inventory of those publishers. Companies such as advertising exchanges charge both publishers and advertisers’ fees and may be able to charge advertisers lower fees than us. In addition, many publishers sell a portion of their advertising inventory directly to advertisers, and publishers may seek to do so increasingly in the future. If that were to occur, we may have fewer opportunities to provide our customers access to inventory, which would adversely affect our ability to grow our business, financial condition and results of operations would be adversely affected.

Furthermore, as the number of competing intermediaries that purchase advertising inventory from real-time bidding technologies, or RTB, exchanges and that utilize advertising solutions providers continues to increase, intermediaries or their bidding processes may favor other bidders and we may not be able to compete successfully for advertising inventory available on RTB exchanges. Even if our bids are successful, the inventory may be of low quality or misrepresented to us, despite our attempts to prevent fraud and conduct quality assurance checks on inventory and we may be subject to liability and our business may be adversely affected.

Our ability to generate revenue depends on our ability to collect and use significant amounts of data to deliver advertisements, and any limitations on the collection and use of this data may significantly diminish the value of our products.

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

When we deliver an advertisement, we are often able to collect anonymous information about the placement of the advertisement and the interaction of the user with the advertisement. We and our third-party data providers currently employ various tracking technologies, such as pixels and automatic content recognition technology, to collect the data we use to conduct ad campaigns. These tracking technologies are used to collect information related to the consumer, such as demographic information and history of the consumer’s interactions with our advertisers’ and our sellers’ websites, and any ads we deliver. We may also be able to collect information about the user’s location. As we collect and aggregate this data provided by billions of ad impressions and the data acquired from third-party providers, we analyze it in order to optimize the placement and delivery of ads across the advertising inventory provided to us by sellers.

Increased prevalence of ad-blocking has prompted examination of the effect of digital advertising industry practices upon the quality of user experiences, and changes in industry practices may emerge as a result. Such changes may reduce the viability of our existing business model, place us at a competitive disadvantage, or require us to invest significantly in developing new technologies and business practices.

If the use of digital advertising is generally rejected by mobile application and Internet users, through opt-out or ad-blocking technologies or other means, or if other consumer choice mechanisms like “Do Not Track” and “Limit Ad Tracking” inhibit our ability to collect and use data about end users, our performance may decline and we may lose customers and revenue.

Internet users can, with increasing ease, implement practices or technologies that may limit our ability to collect and use data to deliver advertisements, or otherwise inhibit the effectiveness of our solution. Some Internet users also download free or paid “ad blocking” software, not only for privacy reasons, such as a desire to avoid being targeted for ads based upon location or online activity, but also to counteract the adverse effect advertisements can have on users’ experience, including increased load times, data consumption, and screen overcrowding. Similar ad-blocking technology has also emerged for mobile devices. Such ad-blocking technology may prevent certain tracking technologies from being stored on a user’s mobile device. If more Internet users adopt these measures, our business may be adversely affected. Ad-blocking technologies may have an adverse effect on our business if it reduces the volume or effectiveness (and therefore value) of advertising. In addition, some ad blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data (i.e. data owned by the provider of the website or application being viewed). These ad blockers may place us at a disadvantage because we rely on third-party data, while large competitors have troves of first-party data they use to direct advertising. Other technologies allow ads that are deemed “acceptable,” which may be defined in ways that place us or our clients at a disadvantage, particularly if such technologies are controlled or influenced by our competitors. Even if ad blockers do not ultimately have a material impact on our business, investor concerns about ad blockers may cause our stock price to decline.

Increased prevalence of ad blocking has prompted examination of the effect of digital advertising industry practices upon the quality of user experiences, and changes in industry practices may emerge as a result. Such changes may reduce the viability of our existing business model, place us at a competitive disadvantage, or require us to invest significantly in developing new technologies and business practices.

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

Finally, network carriers, providers of mobile device operating systems, and device manufacturers may also impact our ability to collect data on Internet-connected devices. These carriers, operating system providers, and device manufacturers are increasingly promoting features that allow device users to disable some of the functionality of the device or its operating system, which may impair or disable the collection of data on their devices. Any interruptions, failures, or defects in our data collection, mining, analysis, and storage systems may limit our ability to aggregate and analyze user data from our clients’ advertising campaigns. If that happens, we may not be able to optimize the placement of advertising for the benefit of our customers, which may make our products less valuable, and, as a result, we may lose clients and our revenue may decline.

If we fail to detect fraudulent or unacceptable ad placements, or if we serve advertisements on websites with inappropriate content, our reputation will be damaged, advertisers may reduce the use of or stop using our platform, and we may incur liabilities.

Our business depends in part on providing our advertisers with services that are trusted and safe for their brands and that provide the anticipated value. We frequently have contractual commitments to take reasonable measures to prevent advertisements from appearing on websites with inappropriate content or on certain websites that our advertisers may identify. Our advertisers also expect that ad placements will not be misrepresented, such as auto-play in banner placements marketed as pre-roll inventory, and that ad impressions represent the legitimate activity of human Internet users. We use proprietary technologies in our efforts to detect and block inventory on websites with inappropriate content, misrepresented ad placements and fraudulent bot generated impressions. However, technologies utilized by bad actors are constantly evolving and preventing and combating fraud and inappropriate content, which is an industry-wide issue, requires constant vigilance and investment of time and resources. There has recently been a significant amount of negative publicity about bot generated impressions within our industry, so our ability to combat bot generated impressions has become increasingly important. We may not always be successful in our efforts to prevent and combat fraud and inappropriate content. We may serve advertisements on inventory that is objectionable to our advertisers, and our software may also inadvertently purchase inventory on behalf of our advertisers that proves to be unacceptable for advertising campaigns, such as fraudulent bot generated impressions. In addition, negative publicity around fraudulent digital advertising placements may adversely impact the perceptions of advertisers regarding programmatic purchasing of digital advertising. As a result, we may lose the trust of our advertisers, which would adversely affect our brand and reputation, our advertisers may reduce the use of or stop using our platform, we may be exposed to liabilities or the need to provide credits or refunds, and our business, financial condition and results of operations may be adversely affected.

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

The digital advertising industry is complex and evolving, and the relatively few publicly traded companies operating in the business tend to be small and new to the public markets. Consequently, the digital advertising industry may not be as widely followed or understood in the financial markets as more mature industries. The markets may not fully appreciate our particular place in the industry and our strengths and differentiating factors. Problems experienced by one industry participant (even private companies) or issues affecting a part of the industry have the potential to have adverse effects on other participants in the industry or even the entire industry. Emerging understanding of how the digital advertising industry operates has spurred privacy concerns and misgivings about exploitation of consumer information and prompted regulatory responses that limit operational flexibility and impose compliance costs upon industry participants. Any expansion of the market for digital advertising solutions depends on a number of factors, including social and regulatory acceptance, the growth of the overall digital advertising market and the growth of specific sectors including social, mobile, video, and out-of-home as well as the actual or perceived technological viability, quality, cost, performance and value associated with emerging digital advertising solutions. If demand for digital display advertising and adoption of automation does not continue to grow, or if digital advertising solutions or advertising automation do not achieve widespread adoption, or there is a reduction in demand for digital advertising caused by weakening economic conditions, decreases in corporate spending, quality, viewability, malware issues or other issues associated with customers, advertising channels or inventory, negative perceptions of digital advertising, additional regulatory requirements, or other factors, or if we fail to develop or acquire capabilities to meet the evolving business and regulatory requirements and needs of customers and sellers of multi-channel advertising, our competitive position will be weakened and our business, financial condition and results of operations may be adversely affected.

If our information systems are disrupted or there is unauthorized access to customer data or our data is otherwise obtained, our platform may be perceived as not being secure, customers may reduce the use of or stop using our platform, our reputation may be adversely affected, and/or we may incur significant liabilities.

We collect, store and transmit information of, or on behalf of, our advertisers. Security breaches may result in the loss of information or financial assets, litigation, indemnity obligations and other liability. While we have security measures in place, our information systems and networks and those of third parties that we use in our operations are vulnerable to cybersecurity risk and ongoing threats. Our security measures may be breached as a result of third-party action, including cyber-attacks such as viruses, hacking, phishing attacks or other intentional misconduct by computer hackers, employee error, malfeasance or otherwise. This may result in one or more third parties obtaining unauthorized access to our customers’ data, our data, including intellectual property and other confidential business information, or our financial assets. Such attacks may also cause interruptions to the services we provide and cause customers to lose confidence in our platform. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. To date, unauthorized users have not had a material impact on our systems; however, there can be no assurance that such attacks may not be successful in the future.

Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information or our financial assets. Although we have developed systems and processes that are designed to protect our data and customer data and to prevent other security breaches, we cannot assure you that such measures will provide absolute security. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures may be adversely affected, we may lose potential sales and existing customers or we may be subject to liability.

In addition, we utilize third-party cloud computing services in connection with our operations. Problems faced by us or our third-party hosting/cloud computing providers, including technological or business-related disruptions, as well as cybersecurity threats, may adversely impact our business and results of operations, our ability to accurately report our financial results, as well as the experience of our customers. As we expand our operations, we expect to utilize additional systems and service providers that may also be essential to managing our business. Although the systems and services that we require are typically available from a number of providers, it is time consuming and costly to qualify and implement these relationships. Therefore, our ability to manage our business would suffer if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add systems and services. We may not be able to control the quality of the systems and services we receive from third-party service providers, which may impair our ability to maintain proper controls over financial reporting and complete timely and accurate financial reporting, and may impact our business, results of operation and financial condition.

Legislation and regulation of online businesses, including privacy and data protection regimes, is expansive, not clearly defined and rapidly evolving. Such regulation may create unexpected costs, subject us to enforcement actions for compliance failures, restrict portions of our business or cause us to change our technology platform or business model.

Government regulation may increase the costs of doing business online. Federal, state, municipal and foreign governments and agencies (although we do not currently have operations outside of the U.S. and Canada, in the future, some of our activities may also be subject to the laws of other foreign jurisdictions) have adopted and may in the future adopt, modify, apply or enforce laws, policies, and regulations covering user privacy, data security, technologies that are used to collect, store and/or process data, advertising online, the use of data to inform advertising, the taxation of products and services, unfair and deceptive practices, and the collection (including the collection of information), use, processing, transfer, storage and/or disclosure of data associated with unique individual Internet users. Although we have not collected data that is traditionally considered personal data, such as name, email address, address, telephone numbers, social security numbers, credit card numbers, financial data or health data, we typically do collect and store IP addresses and other device identifiers, which are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. In addition, certain U.S. laws impose requirements on the collection and use of information from or about users or their devices. For instance, the Children’s Online Privacy Protection Act, or COPPA, imposes requirements on website operators and online services that are aimed at children under the age of 13 years of age. COPPA requires notice and parental consent to include persistent identifiers for behavioral advertising and other tracking across websites. Other existing laws may in the future be revised, or new laws may be passed, to impose more stringent requirements on the use of identifiers to collect user information, including information of the type that we collect. Changes in regulations may affect the type of data that we may collect, restrict our ability to use identifiers to collect information, and, thus, affect our ability to collect data, the costs of doing business online, and affect the demand for our platform, the ability to expand or operate our business, and adversely affect our business.

U.S. and non-U.S. regulators also may implement “Do-Not-Track” legislation, particularly if the industry does not implement a self-regulation standard (discussed above). The California Online Privacy Protection Act of 2003 requires operators of commercial websites and online service providers, under certain circumstances, to disclose in their privacy policies how such operators and providers respond to browser “do not track” signals.

In addition, we may inadvertently receive personal information from advertisers or advertising agencies or through the process of executing advertising campaigns or usage of our platform. Our failure to comply with applicable laws and regulations, or to protect personal data, may result in enforcement action against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill, any of which may have a material adverse impact on our business, financial condition and results of operations. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our solution by current and future advertisers and advertising agencies.

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

Failure to comply with industry self-regulation may harm our brand, reputation and our business.

In addition to compliance with government regulations, we voluntarily participate in trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct addressing privacy and the provision of digital advertising. However, in the past, some of these guidelines have not comported with our business practices, making them difficult for us to implement. If we encounter difficulties in the future, or our opt-out mechanisms fail to work as designed, or if digital media users misunderstand our technology or our commitments with respect to these principles, we may be subject to negative publicity, as well as investigation and litigation by governmental authorities, self-regulatory bodies or other accountability groups, customers, sellers, or other private parties. Any such action against us may be costly and time consuming, require us to change our business practices, divert management’s attention and our resources, and be damaging to our reputation and our business. In addition, we may be adversely affected by new or altered self-regulatory guidelines that are inconsistent with our practices or in conflict with applicable laws and regulations in the United States and other countries where we do business. As a result of such inconsistencies or conflicts, or other business or legal considerations, we may choose not to comply with some self-regulatory guidelines. Additionally, as we expand geographically, we may begin to operate in jurisdictions that have self-regulatory groups in which we do not participate. If we fail to abide by or are perceived as not operating in accordance with applicable laws and regulations and industry best practices, or any industry guidelines or codes with regard to privacy or the provision of Internet advertising, our reputation may suffer, and we may lose relationships with customers and sellers.

Risks Relating to Ownership of our Common Stock

Actions of activist stockholders against us may be disruptive and costly and the possibility that activist stockholders may wage proxy contests or seek representation on, or control of, our Board may cause uncertainty about the strategic direction of our business and an activist campaign that results in a change in control of our Board may trigger change in control provisions or payments under certain of our material contracts and agreements.

Stockholders may from time to time engage in proxy solicitations, submit advance stockholder proposals, make Board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over us.

If an activist campaign that seeks to replace at least a majority of the members of the Board, a change in control of the Board may be deemed to have occurred under certain of our material contracts and agreements, and such a change in control may trigger certain fundamental change and/or change in control provisions, payments, and/or redemptions under certain of our outstanding indebtedness, our employment agreements with certain of our named executive officers, our equity compensation plans and possibly some of our other plans and agreements.

Trading in our stock has been modest, so investors may not be able to sell as much stock as they want at prevailing prices. Moreover, modest volume can increase stock price volatility.

Because there is limited trading in our common stock, it may be difficult for investors to sell or buy substantial quantities of our shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading of a relatively small number of shares.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on the market price of our common stock.

Common stock prices are often significantly influenced by the research and reports that securities analysts publish about companies and their business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. If our common stock is covered by securities analysts and our stock is downgraded, our stock price will likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports about us, we may lose visibility in the financial markets, which may cause our stock price or trading volume to decline.

The price of our common stock has been and may continue to be volatile, which may lead to losses by investors and costly securities litigation.

The trading price of our common stock has been and is likely to be volatile and may fluctuate in response to factors such as:

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

The stock market has experienced significant price and volume fluctuations, which have often been unrelated to the operating performance of companies, and in particular the market prices of stock in smaller companies and technology companies have been highly volatile. The market price of our common stock at any particular time may not reflect the market price of our common stock at any subsequent time. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against that company. Litigation initiated against us, whether or not successful, may result in substantial costs and diversion of our management’s attention and resources, which may adversely affect our business, financial condition and results of operations.

We do not expect any cash dividends to be paid on our common stock in the foreseeable future.

We have never declared or paid a cash dividend on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We expect to use future earnings, if any, as well as any capital that may be raised in the future, to fund our business growth. Consequently, a stockholder’s only opportunity to achieve a return on investment would be for the price of our common stock to appreciate. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment in us.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 105,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock with preferences and rights to be determined by our Board.

The holders of options and warrants to purchase our common stock can be expected to exercise the options and/or warrants at a time when our common stock is trading at a price higher than the exercise price of these outstanding securities. If these options to purchase our common stock are exercised, or other equity interests are granted under our 2017 stock plan, or under other plans or agreements adopted in the future, such equity interests will have a dilutive effect on your ownership of common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. Such securities may be issued at below-market prices or, in any event, prices that are significantly lower than the price at which you may have paid for your shares. The future issuance of any such securities may create downward pressure on, or dampen any upward trend in, the trading price of our common stock.

Delaware law and our Certificate of Incorporation and Bylaws contain anti-takeover provisions, and our Board has adopted a Section 382 Tax Benefits Preservation Plan in the form of a stockholder rights agreement, each of which may delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board that some stockholders may consider favorable.

Delaware law and our Certificate of Incorporation and amended and restated Bylaws contain certain provisions, and our Board recently adopted a Section 382 Tax Benefits Preservation Plan in the form of a stockholder rights agreement with an expiration date of April 3, 2020 and an ownership trigger threshold of 4.99%, each of which may render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board. The Section 382 Tax Benefits Preservation Plan, however, should not interfere with any merger, tender or exchange offer, or other business combinations approved by our Board. The rights agreement does not prevent our Board from considering any offer that it considers to be in the best interest of our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 100 Town Square Place, Suite 204, Jersey City, New Jersey 07310. We have a lease for this space at a rate of approximately $32,600 per month. The lease, amended on November 6, 2014 and April 7, 2017, expires on January 31, 2020 and provides the Company with the option to extend the term for an additional five years. The facilities comprise approximately 7,500 square feet consisting entirely of sales, marketing and administrative office space. In addition to paying rent, under the terms of the Jersey City office lease, the Company is also required to pay its pro rata share of the property’s operating expenses.

We also maintain offices located in Portland, Oregon; Chicago, Illinois; Dallas, Texas; New York, New York; Atlanta, Georgia; Miami, Florida; Boston, Massachusetts; San Francisco and Los Angeles, California.

ITEM 3. LEGAL PROCEEDINGS

Securities Class Action

On February 17, 2017, plaintiff Sandi Roper commenced a purported securities class action against us and certain of our current and former officers and directors in the United States District Court for the District of New Jersey captioned Roper v. SITO Mobile, Ltd., Case No. 17-cv-1106-ES-MAH (D.N.J. filed Feb. 17, 2017). On May 8, 2017, Red Oak Fund, LP, Red Oak Long Fund LP, Red Oak Institutional Founders Long Fund, and Pinnacle Opportunities Fund, LP (collectively, “Red Oak”) were appointed lead plaintiffs in this action. On June 22, 2017, Red Oak filed an amended complaint, purporting to represent a class of stockholders who purchased our common stock between August 15, 2016 and January 2, 2017 (“Class Period”). The amended complaint names as defendants our directors and certain of our officers during the Class Period. It alleges that the defendants violated Section 11 of the Securities Act in connection with our September 16, 2016 offering of common stock, by allegedly omitting material information from the related registration statement and prospectus, and that the individual defendants are liable as controlling persons under Section 15 of the Securities Act. The amended complaint also alleges that the defendants violated Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5 promulgated thereunder by allegedly making materially false or misleading statements regarding our media placement revenues, and that the individual defendants are liable as controlling persons under Section 20(a) of the Securities Exchange Act. The amended complaint seeks unspecified damages. On January 30, 2019, the court granted defendants’ motion to dismiss the claim brought under Section 11 of the Securities Act without prejudice and granted in part the motion to dismiss the claims brought under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5 promulgated thereunder, also without prejudice. On March 6, 2019, on consent of the parties, the court stayed the action pending mediation, which is currently scheduled for April 30, 2019. Discovery has not commenced, and no trial date has been set for this action.

Fort Ashford

In November 2017, we received a complaint filed by Fort Ashford Funds, LLC (“Ashford”), in the Superior Court of the State of California, Orange County (the “Ashford Complaint”). The Ashford Complaint claims that we issued certain warrants to Panzarella Consulting, LLC and Patrick Panzarella (together “Panzarella”) representing the option to purchase, in the aggregate, five million (5,000,000) shares of our common stock at a price of fifty cents ($.50) per share. Through a series of purported transfers, the warrants were allegedly transferred to Ashford, which is now seeking to exercise such purported warrants or to obtain damages. However, we have made a thorough inquiry into these matters and, while it appears that certain warrants may have been issued in 2005, such warrants expired in 2015. Further, as of this time, Ashford has failed to provide any evidence of the right of Ashford (and its assignor Anthony Macaluso) to exercise such warrants. We believe the claims are baseless and plan to defend this action accordingly. We have asserted a number of affirmative defenses to the claim in our answer. The parties are currently engaged in the discovery process, which includes production of documents, exchanges of interrogatory answers, and depositions of numerous witnesses. Discovery started in June 2018 and is expected to be completed by the end of April 2019. At that time, we anticipate filing a motion for summary judgment. In the event that the motion is denied, the court has scheduled the action for trial in June 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is and has been listed on the NASDAQ Capital Market under the symbol “SITO” since August 10, 2015. Prior to that time, our common stock was quoted on the OTCQB maintained by OTC Markets, Inc.

Holders

As of March 19, 2019, there were approximately 251 record holders of our common stock. The number of shares of our common stock outstanding as of December 31, 2018, was 25,529,078.

Transfer Agent

Continental Stock Transfer & Trust Company is our registrar and transfer agent.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Tax Benefits Protection Rights Plan

On April 3, 2017, the Company entered into a Tax Benefits Preservation Plan (the “Tax Benefits Protection Plan”). Effective April 3, 2017, the Board declared a dividend in the form of one preferred stock purchase right for each of our issued and outstanding common shares held of record as of the close of business on April 14, 2017.  The purpose of the Tax Benefits Protection Plan is to diminish the risk that our ability to use net operating losses and certain other tax assets to reduce potential future federal income tax obligations would become subject to limitations by reason of the Company experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.  The Tax Benefits Protection Plan is intended to act as a deterrent to any person or group acquiring beneficial ownership of 4.99% or more of the outstanding Common Stock without the approval of the Board.  A person who acquires, without the approval of the Board, beneficial ownership (other than as a result of repurchases of stock by the Company, dividends or distributions by the Company or certain inadvertent actions by stockholders) of 4.99% or more of the outstanding Common Stock (including any ownership interest held by that person’s Affiliates and Associates as defined under the Tax Benefits Protection Plan) may be subject to significant dilution. Stockholders who beneficially own 4.99% or more of the outstanding Common Stock prior to the first public announcement by the Company of the Board’s adoption of the Section 382 Tax Benefits Preservation Plan will not trigger the Section 382 Tax Benefits Preservation Plan so long as they do not acquire beneficial ownership of additional shares of the Common Stock (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding shares of Common Stock or pursuant to a split or subdivision of the outstanding shares of Common Stock) at a time when they still beneficially own 4.99% or more of such stock. In addition, the Board retains the sole discretion to exempt any person or group from the penalties imposed by the Tax Benefits Protection Plan.  While SITO Mobile periodically monitors its NOLs and currently believes that an ownership change that would impair the value of its NOLs has not occurred, the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly traded stock make it difficult to determine whether an ownership change has in fact occurred.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this prospectus. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” of the reports filed with the SEC, including this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Overview

We harness our proprietary location-based marketing intelligence platform to provide advertisement delivery, measurement and attribution services (“Ad Placement”) and consumer insights (“Insights”) to brands, advertising agencies, out-of-home advertisers, media companies and non-media companies that utilize consumer insights for strategic decision-making purposes. Our products, fueled by our robust locational data, allow marketers and executive decision makers to better understand the movement and behaviors of their existing and prospective customers. For our marketing-based customers, we use our data to run highly-targeted media campaigns through our in-house, end-to-end Ad Placement platform. The majority of our revenue comes from Ad Placement services, which typically include a market analysis, the delivery of advertisements to applications on mobile devices and the production of measurement and attribution reports that highlight the effectiveness of the campaign. Our Insights services remain a relatively new product offering, which we believe will begin to make a more meaningful contribution to our revenue in 2019.

By identifying and reaching our customers’ most likely consumers with digital customized product offers, our customers can more efficiently and effectively run marketing campaigns, thereby increasing in-store sales and reducing wasted marketing expenditures associated with traditional approaches.

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

Working Capital Requirements

The majority of our revenue is generated from the sale of our Ad Placement products. While we attempt to coordinate collections from our customers (brands, advertising agencies, out-of-home advertisers, and other non-media companies) to fund our payment obligations to our sellers (ad exchanges, ad networks and publishers), we will typically purchase and pay for our inventory before we receive payment from our customers. Competitive pressure in the digital advertising industry has caused customers to slow the timing of their payments to us. As a result of these dynamics, our cash flow may be adversely affected as we will likely continue to use working capital to fund our accounts payable pending collection from our customers. In order to address the cash reduction, we have entered into a funding arrangement with Fast Pay LLC to finance our receivables. There can be no assurances that we will not experience bad debt in the future. Any such write-offs for bad debt may have a materially negative effect on our results of operations for the periods in which the write-offs occur.

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

Of our revenue earned during the fiscal year ended December 31, 2018, approximately 13% was generated from contracts with one specific advertising agency.

On February 7, 2017, the Company together with its wholly-owned subsidiary, SITO Mobile Solutions, Inc., entered into an asset purchase agreement pursuant to which the Company sold certain assets related to its legacy wireless applications business which completed our exit from its legacy non-core business.

The assets and liabilities of our wireless applications are classified as discontinued operations on the consolidated balance sheet as of December 31, 2017 and the operating results of the wireless applications business are reflected as discontinued operations in the consolidated statement of operations for the year ended December 31, 2017.

Results of Operations

Results of operations for the Years Ended December 31, 2018 and 2017

The following table sets forth, for the periods indicated, certain data derived from our Statement of Operations (in millions):

	For the Years Ended
	December 31,
	2018	2017	$ Change	% Change
Total revenue	$39.7	$43.0	(3.2)	(8)%
Cost of revenue	21.3	22.2	(0.9)	(4)%
Gross profit	18.4	20.7	(2.3)	(11)%

Sales and marketing	19.2	14.5	4.7	32%
General and administrative	17.0	16.0	1.0	6%
Recurring general and administrative expenses	16.3	12.8	3.4	26%
Non-recurring expenses, excluding legal settlement	0.7	3.2	(2.5)	(78)%
Legal Settlement	0.0	3.5	(3.5)	(100)%
Depreciation and amortization	0.6	1.1	(0.5)	(43)%
Operating loss	(18.5)	(14.4)	(4.0)	28%

Earnings from joint venture	0.0	1.5	(1.5)	(100)%
Gain (loss) on revaluation of warrant liability	1.4	(0.5)	1.8	(386)%
Other income	0.1	0.0	0.1	0%
Interest income (expense), net	0.0	(1.3)	1.3	(100)%
Loss from continuing operations before income taxes	$(17.0)	$(14.8)	(2.2)	15%

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Statement of Operations (in millions):

	For the Years Ended
	December 31,
	2018	2017
Total revenue	$100%	$100%
Cost of revenue	54%	52%
Gross profit	46%	48%

Sales and marketing	48%	34%
General and administrative	43%	37%
Recurring general and administrative expenses	41%	30%
Non-recurring expenses, excluding legal settlement	2%	7%
Depreciation and amortization	2%	3%
Operating loss	(46)%	(34)%

Earnings from joint venture	0%	3%
Gain on revaluation of warrant liability	3%	(1)%
Other income	0%	0%
Interest income (expense), net	0%	(3)%
Loss from continuing operations before income taxes	$(43)%	$(34)%

Earnings

The Company reported a net loss from operations before income taxes and earnings from joint ventures for the year ended December 31, 2018 of approximately $18.5 million compared to a net loss from operations for the year ended December 31, 2017 of approximately $14.4 million, representing an increase in net loss from operations of approximately $4.1 million. The increase in net loss is due primarily to a decrease in revenues of $3.2 million, a $4.7 million increase in sales and marketing expense from continuing operations offset by a reduction in legal settlement expenses, and a $0.5 million decrease in depreciation and amortization. As indicated below, revenue and gross profit decreased in 2018 as compared to 2017.

The Company reported a net loss from continuing operations on a fully diluted basis of $0.68 per share for the year ended December 31, 2018 based on 24,926,197 weighted average shares outstanding, as compared to net loss from continuing operations of $0.69 per share for the year ended December 31, 2017, based on 21,249,985 weighted average shares outstanding. The increase in the number of weighted average shares reflects the issuance of 2,990,000 shares of common stock for cash, 77,420 shares of common stock issued upon the exercise of stock options, 199,704 shares of common stock issued upon exercise of restricted stock units and 222,425 shares of common stock issued for 2017 annual bonus for executives.

During 2017 we sold our SMS business. All the results of the SMS business are reported in discontinued operations and the operating results for 2017. The excluded revenue for the SMS business was $0.4 million for the year ended December 31, 2017.

Revenue

During the year ended December 31, 2018, our revenue decreased by $3.2 million, or 7.4% to $39.7 million as compared to $42.9 million for the year ended December 31, 2017. This decrease was primarily due to a decrease in the number of campaigns, resulting in a $2.3 million decrease in gross profit.

During the year ended December 31, 2018, contracts with one specific advertising agency accounted for 13% of our total revenue. During the year ended December 31, 2017, one customer accounted for 11% of our total revenues from multiple advertising contracts with multiple media placement customers.

Expenses

Our cost of revenue, which represents the costs primarily associated with media placement revenues, decreased by $0.9 million, or 4%, to $21.3 million for the year ended December 31, 2018, compared to $22.2 million for the year ended December 31, 2017. Cost of revenue also represents the costs of acquiring new customers as we continue to seek to diversify our customer base and enter into business with larger customers, in addition to continued depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our media placement business, which is included in cost of revenue. Our technology investment that drives our revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years. Amortization of software development costs decreased 14% from $889,000 to $764,000 due to lower development costs incurred for 2018.

Sales and marketing expense increased $4.7 million, or 32%, to $19.2 million for the year ended December 31, 2018. This increase is due primarily to the cost of our direct sales force and customer management personnel, which trends in line with the increase in media placement revenue. Sales and marketing expenses increased as a percentage of revenue from 34% to 48% for the year ended December 31, 2018, mainly due to an increase in payroll expense of $3.1 million, healthcare expenses of $0.7 million, and amazon web service expenses of $0.5 million.

General and administrative expenses increased by approximately $1.0 million to $17.0 million for the year ended December 31, 2018 compared to $16 million for the year ended December 31, 2017. The increase in general and administrative expenses was primarily due to the increases in compensation expense for the executive team, including the expansion of non-executive headcount hires as we continue to reinvest in the business. For the year ended December 31, 2018, stock-based compensation expense increased $3.9 million or 165% from $2.3 million to $6.2 million due to the issuance of stock options and RSUs.

Certain non-recurring legal fees, which are classified in general and administrative expenses and are broken out in the table below, amounted to approximately $0.7 million for the year ended December 31, 2018 as compared to $6.7 million for the year ended December 31, 2017. Once concluded, we expect these fees will not continue as an ongoing expense. There are five major categories of these non-recurring expenses as follows (in thousands):

	For the Year Ended
	December 31,
	2018	2017	Change
Other Litigation (a)	$509	$3,527	$(3,018)
Contested solicitations pending or threatened against the Company (b)	60	2,020	(1,960)
Investigations of former executives (c)	87	741	(654)
Class action lawsuits (d)	36	235	(199)
Section 382 Rights Plan (e)	-	135	(135)
Total	$692	$6,658	$(5,966)

(a)	These fees represent other litigation matters which, upon completion, are not expected to increase. For further information regarding litigation matters, see Note 16 – Commitments and Contingencies.

(b)	These fees represent professional fees and other costs, including proxy solicitation, public relations and other fees incurred in responding to activist stockholder campaigns against the Company.

(c)	These fees represent the legal fees and cost of the forensic accounting to determine the amounts of Company funds used by our former officers for personal use during 2015 and 2016. The inquiry is complete, and the decrease in fees is due to the winding down of the investigation.

(d)	These fees primarily represent the insurance deductible, known as the retention, against our D&O insurance coverage to cover our out of pocket costs. Costs in excess of the retention are expected to be covered by our D&O Insurance. The retention is not expected to materially increase unless the settlement or judgement is beyond the coverage limits of our D&O insurance.

(e)	These fees represented the cost of analysis, valuation, preparation and filing of the Tax Benefit Protection Plan. This project is complete, and fees were no longer incurred.

Liquidity and Capital Resources

We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts will depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary sources of liquidity were primarily from the sale of common stock and issuance of debt. On February 9, 2018, the Company issued 2,600,000 shares of its common stock at a public offering price of $5.00 per share for gross proceeds of approximately $13.0 million. On February 22, 2018, the Company issued an additional 390,000 shares of common stock at an offering price of $5.00 per share, in connection with the exercise of an underwriter’s option, for gross proceeds of an additional $1.9 million.

At December 31, 2018, we had $2.6 million in cash and cash equivalents compared to $3.6 million of cash and cash equivalents at December 31, 2017. The decrease in cash is due primarily to the payment of principal and interest on debt, in addition to operating uses as further detailed below. We believe that our current cash levels and our cash flows from future operations may not be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for the next twelve months.

At December 31, 2018, we had total assets of $22.6 million as compared to $27.4 million as of December 31, 2017. Cash decreased by $1.0 million while accounts receivable decreased $2.8 million to $10.2 million which was due to decreased revenue during the year ended December 31, 2018. Other assets of $8.9 million decreased $1.0 million from $9.9 million due primarily to the amortization of intangibles which consist of software development, patents, technology and customer relationships.

At December 31, 2018, we had total liabilities of $9.4 million as compared to $18.2 million as of December 31, 2017. Accounts payable and accrued expenses decreased by a combined $7.4 million from $16.4 million to $9.0 million due primarily to the payment of the $3.5 million legal settlement with the TAR Group, reversal of $1.6 million of the 2018 executive bonus compensation accrual and an overall decrease in accounts payable of $2.0 million.

A summary of our cash provided by and used in operating, investing, and financing activities is as follows (in millions):

	For the Year Ended
	December 31,
	2018	2017	Change	% Change
Net cash (used in) provided by operating activities - continuing operations	$(14.4)	$(3.2)	(11.2)	352%
Net cash used in operating activities - discontinued operations	(0.2)	(0.2)	0.0	0%
Net cash (used in) operating activities	(14.6)	(3.4)	(11.2)	329%

Net cash (used in) investing activities - continuing operations	(0.3)	(1.0)	0.7	-72%
Net cash provided by investing activities - discontinued operations	0.0	0.3	(0.3)	-100%
Net cash (used in) investing activities	(0.3)	(0.7)	0.4	-60%

Net cash provided by (used in) financing activities - continuing operations	13.9	(1.0)	14.9	-1457%
Net cash provided by financing activities - discontinued operations	0.0	0.0	0.0	0%
Net cash provided by (used in) financing activities	13.9	(1.0)	14.9	-1457%

Net increase (decrease) in cash and cash equivalents	(1.0)	(5.1)	4.1	-80%
Cash and cash equivalents - beginning of period	3.6	8.7	(5.1)	-59%
Cash and cash equivalents - ending of period	$2.6	$3.6	(1.0)	-28%

Net cash used by operating activities

Net cash used in operating activities for the year ended December 31, 2018 was $14.6 million, compared to $3.4 million used for the corresponding period in 2017. The decrease of approximately $11.2 million in net operating cash flows was due to approximately $2.1 million decrease in accounts payable, $4.4 million decrease in accrued expense, $1.4 million decrease in the warrant liability, offset by increase in stock compensation expense of $3.9 million.

Net cash used by investing activities

Net cash used by investing activities was $0.3 million for the year ended December 31, 2018 as compared to $0.7 million in the corresponding period for 2017. The decrease is due primarily to the $0.5 million decrease in capitalized software development costs, in addition to a decrease of $0.3 million in cash provided by discontinued operations. Net cash used for the purchase of property and equipment decreased by $0.2 million.

Net cash provided by financing activities

Net cash provided by financing activities was $13.9 million for the year ended December 31, 2018 compared to net cash used of $1.0 million for the corresponding period in 2017 due to the proceeds of common stock which was offset by principal reduction on debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates.

We believe that the assumptions and estimates associated with the evaluation of allowance for doubtful accounts, long-lived assets, goodwill, capitalized software development costs, patent costs, income taxes, revenue recognition have the greatest potential impact on our consolidated financial statements.

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

Long-Lived Assets

The Company accounts for long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairment was recorded for the periods presented.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350 requires that goodwill be tested for impairment on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including determining the fair value. Significant judgments are required to estimate the fair value, including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions may materially affect the determination of fair value and/or goodwill impairment. Based on the goodwill valuation, an impairment was not required to be recorded to goodwill for the periods presented

Capitalized Software Development Costs

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

Patent and Patent Application Costs

Intangible assets include patents developed and purchased which are recorded at cost. The cost of our patents is capitalized and amortized over their useful lives.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the year ended December 31, 2018, and 2017, respectively. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense.

On December 22, 2017, the President of the United States signed into law the TCJA. The legislation significantly changed the U.S. tax law including a reduction to the corporate income tax rate from a maximum of 34% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed, in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In accordance with SAB 118, the Company made its best estimate and recorded the provisional tax impacts related to the revaluation of deferred tax assets and liabilities for tax year ended December 31, 2017 and included these amounts in its consolidated financial statements. The total impact to the Company’s 2017 U.S. deferred taxes and current tax provision related to the corporate rate reduction was approximately $8.2 million. In accordance with SAB 118, the Company completed the analysis of the impact of the Act during 2018, considering both current legislation and guidance, resulting in no material adjustments from the provisional amounts recorded during the prior years.

Revenue Recognition

The Company recognizes media placement revenue based on the activity of mobile users viewing ads through developer applications and mobile websites. Media placement revenues are recognized when our advertising services are delivered based on the specific terms of the advertising contract, which are commonly based on the number of ads delivered, or views, clicks or actions by users on mobile advertisements. Revenue is recognized when a contract has been entered into, performance requirements are identified,  price is determined, and the performance obligation is satisfied.

The Company evaluates whether it is appropriate to recognize media placement revenue based on the gross amount billed to the customers or the net amount earned as revenue. When the Company is primarily obligated in a transaction, has latitude in establishing prices, is responsible for fulfillment of the transaction, has credit risk, or has several but not all of these indicators, revenue is recorded on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, the Company places the most weight on the analysis of whether it is the primary obligor in the arrangement. The majority of the revenue is recognized gross.

In general, licensing and royalty revenue arrangements provide for the payment of contractually determined fees in consideration for the patented technologies owned by or controlled by our operating subsidiary. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. Pursuant to the terms of these agreements, our operating subsidiary may have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our operating subsidiary’s part to maintain or upgrade the technology, or provide future support or services.

Generally, these agreements provide for the grant of licenses, covenants-not-to-sue, releases, and other significant deliverables upon the execution of the agreement, or upon the receipt of the minimum upfront payment for term agreement renewals. When the Company has no further obligation under the agreement, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all the other revenue recognition criteria have been met, otherwise the Company recognizes revenue on a straight-line basis over the life of the agreement based on the contractually determined fees.

Deferred revenue arises from timing differences between the delivery of services and satisfaction of all revenue recognition criteria consistent with our revenue recognition policy. Deferred revenue results from the advance payment for services to be delivered over a period of time, usually less than one-year increments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting as of the end of the period covered by this Annual Report.

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

Based upon that evaluation, management, including our principal executive and financial officer, concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective as of the Evaluation Date.

Notwithstanding the existence of the material weaknesses described below, management believes that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition as of the Evaluation Date, and results of its operations and cash flows for the period ended on the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the Evaluation Date. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

c)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that may have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified relates to an insufficient complement of finance and accounting resources within the organization to ensure the proper application of U.S. GAAP with respect to our complex non-routine transactions. This material weakness was in part attributable to high turnover with respect to the Board, our management, including our chief financial officer and our accounting staff over the last two years. Specifically, in 2017 we determined that (1) our controls over complex non-routine transactions were not designed to capture all non-routine activities and (2) our controls were not designed to ensure that complex non-routine transactions are adequately analyzed and accounted for in accordance with GAAP. During 2018, we did not enter into the types of transactions that meet the description above. However, we have assessed our finance team’s capabilities and related resources and have concluded that we need to expand the functionality and overall head count of our finance and accounting team.

Remedial Actions

We plan to address the material weaknesses identified as follows:

•	Augmentation of our finance and accounting staff with additional personnel and evaluation of our personnel in all key finance and accounting positions. Specifically, we hired a new CFO in February of 2019 and in January 2019 we engaged a third-party CPA contractor with the appropriate accounting and finance expertise to oversee our financial reporting and book closing process.

•	In January 2019, we commenced the documentation of key policies and internal control procedures for significant accounting areas with an emphasis on implementing additional procedures to identify and properly account for complex non-routine transactions. This process is being overseen by the third-party contractor.

Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or modify the remediation plan described above. We cannot assure you, however, when we will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the year ended December 31, 2018 that has materially affected our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the caption “Directors, Executive Officers, and Corporate Governance” in our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 (2019 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of SITO Mobile, Ltd. filed with the Secretary of State, State of Delaware September 25, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 7, 2013).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant filed with the Secretary of State of Delaware on September 26, 2014 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2014).
3.3	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2015).
3.4	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2016).
3.5	Amended and Restated Bylaws of SITO Mobile, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2017).
3.6	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 4, 2017 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
4.1	Section 382 Tax Benefits Preservation Plan, dated as of April 3, 2017, by and between SITO Mobile, Ltd. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
10.1+	2008 Stock Option Plan for SITO Mobile, Ltd. (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2008).
10.1.1+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2008 Stock Option Plan. (incorporated by reference to Exhibit 10.7.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 12, 2010).
10.5+	2009 Employee and Consultant Stock Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (SEC File No. 333-163557) filed with the SEC on December 8, 2009).
10.5.1+	Form of stock grant acknowledgement letter under 2009 Employee and Consultant Stock Plan (incorporated by reference to Exhibit 10.16.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 12, 2010).
10.6+	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and Mark Del Priore (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.7+	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and William A. Seagrave (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.8+	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and Thomas J. Pallack (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)

Exhibit No.	Description

10.9+	2010 Stock Option Plan (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 29, 2010).
10.9.1+	Certificate regarding amendment of 2010 Stock Plan (incorporated by reference to Exhibit 10.32.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 24, 2011).
10.9.2+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2010 Stock Plan (incorporated by reference to Exhibit 10.32.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 24, 2011).
10.9.4+	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.9.5+	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.9.6+	Form of Director RSU Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017)
10.10+	Form of Director’s and Officer’s Indemnification Agreement (incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2017).
10.11+	2017 Stock Option Plan for SITO Mobile, Ltd (incorporated by reference from the registrant’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2018).
10.12+	Separation Agreement and Mutual Release dated as of September 11, 2018, by and between SITO Mobile, Ltd. and Mark Del Priore (incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2018).
10.13+	Offer Letter, dated as of January 31, 2019 related to the employment of Terry Lynn with SITO Mobile, Ltd. (incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2019).
10.14	Financing and Security Agreement, dated as of February 11, 2019, by and among SITO Mobile, Ltd., SITO Mobile Solutions, Inc., SITO Mobile, Media, Inc., Doublevision Networks, Inc., SITO Mobile R&D IP, LLC, and Fast Pay Partners LLC (incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2019).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 2, 2014).
23.1*	Consent of BDO USA LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to Section 1350
32.2**	Certification of Chief Financial Officer pursuant to Section 1350
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Constitutes a management contract, compensatory plan, or arrangement
*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITO MOBILE, LTD.

Date: April 1, 2019	By:	/s/ Thomas J. Pallack
Thomas J. Pallack,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 1, 2019	By:	/s/ Terry Lynn
Terry Lynn,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2019	/s/ Thomas J. Pallack
Thomas J. Pallack, Director

Date: April 1, 2019	/s/ Brett O’Brien
Brett O’Brien, Director

Date: April 1, 2019	/s/ Bonin Bough
Bonin Bough, Director

Date: April 1, 2019	/s/ Jon Bond
Jon Bond, Director

Date: April 1, 2019	/s/ Steven Felsher
Steven Felsher, Director

Date: April 1, 2019	/s/ Steven Bornstein
Steven Bornstein, Director

SITO Mobile, Ltd.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

SITO Mobile, Ltd.

Jersey City, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SITO Mobile, Ltd., (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

Woodbridge, New Jersey

April 1, 2019

SITO Mobile, Ltd.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

Assets
Current assets
Cash and cash equivalents	$2,597,246	$3,611,438
Accounts receivable, net	10,206,664	13,005,718
Other prepaid expenses	469,041	374,380
Assets from discontinued operations	-	10,596

Total current assets	13,272,951	17,002,132

Property and equipment, net	343,572	449,949

Other assets
Capitalized software development costs, net	861,699	1,485,285
Intangible assets:
Patents, net	630,857	742,574
Other intangible assets, net	897,007	1,168,007
Goodwill	6,444,225	6,444,225
Other assets	114,101	92,420

Total other assets	8,947,889	9,932,511

Total assets	$22,564,412	$27,384,592

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,377,805	$6,506,902
Accrued expenses	4,610,146	9,911,540
Deferred revenue	264,493	-
Current obligations under capital lease	3,571	2,756
Warrant liability	174,684	1,539,388
Liabilities from discontinued operations	-	210,789

Total current liabilities	9,430,699	18,171,375

Long-term liabilities
Obligations under capital lease	7,644	-

Total long-term liabilities	7,644	-

Total liabilities	9,438,343	18,171,375

Commitments and contingencies - See notes 16

Stockholders’ Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 25,529,078; and 22,039,529 shares issued and outstanding as of December 31, 2018 and 2017 respectively	25,529	22,039
Additional paid-in capital	185,983,896	165,008,927
Accumulated deficit	(172,883,356)	(155,817,749)

Total stockholders’ equity	13,126,069	9,213,217

Total liabilities and stockholders’ equity	$22,564,412	$27,384,592

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017

Revenue
Media placement	$39,746,351	$42,859,777
Licensing and royalties	-	130,653
Total revenue	39,746,351	42,990,430

Cost of Revenue
Cost of revenue	21,343,912	22,242,286
Gross profit	18,402,439	20,748,144

Operating Expenses
Sales and marketing	19,213,687	14,522,230
General and administrative	17,009,684	16,029,040
Legal settlement - See notes 16	-	3,500,000
Depreciation and amortization	647,680	1,137,985
Total operating expenses	36,871,051	35,189,255

Loss from operations	(18,468,612)	(14,441,111)

Other Income (Expense)
Earnings from joint venture	-	1,464,754
Gain (loss) on revaluation of warrant liability	1,364,704	(477,810)
Other income	118,753	-
Interest income (expense), net	1,830	(1,296,436)

Loss before income taxes	(16,983,325)	(14,750,603)

Income tax (expense) benefit	(82,282)	80,522

Net loss from continuing operations	(17,065,607)	(14,670,081)

Discontinued Operations
Loss from discontinued operations	-	(368,857)

Net loss from discontinued operations	-	(368,857)

Net loss	$(17,065,607)	$(15,038,938)

Basic and diluted net loss per share
Continuing operations	(0.68)	(0.69)
Discontinued operations	-	(0.02)
Basic and diluted net loss per share	$(0.68)	$(0.71)

Basic and diluted weighted average shares outstanding	24,926,197	21,249,985

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2016	20,681,047	$20,681	$157,829,708	$(140,778,811)	$17,071,578

Issuance of common stock and warrants, net of stock issuance costs	1,200,000	1,200	4,612,233	-	4,613,433
Shares issued on exercise of stock options	158,482	158	221,273	-	221,431
Compensation recognized on option grants	-	-	2,165,882	-	2,165,882
Compensation recognized on restricted stock units	-	-	179,830	-	179,830
Net loss for the period ended December 31, 2017	-	-	-	(15,038,938)	(15,038,938)

Balance - December 31, 2017	22,039,529	$22,039	$165,008,927	$(155,817,749)	$9,213,217

Issuance of common stock, net of stock issuance costs	2,990,000	2,990	13,781,511	-	13,784,501
Shares issued related to 2017 annual bonus for executives	222,425	223	893,927	-	894,150
Shares issued on exercise of stock options	77,420	77	116,174	-	116,251
Shares issued on exercise of restricted stock units	199,704	200	(200)	-	-
Compensation recognized on option grants	-	-	3,930,521	-	3,930,521
Compensation recognized on restricted stock units	-	-	2,253,036	-	2,253,036
Net loss for the period ended December 31, 2018	-	-	-	(17,065,607)	(17,065,607)

Balance - December 31, 2018	25,529,078	$25,529	$185,983,896	$(172,883,356)	$13,126,069

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31
	2018	2017

Cash Flows from Operating Activities
Net loss	$(17,065,607)	$(15,038,938)
Less: loss from discontinued operations, net of tax	-	(368,857)
Loss from continuing operations	(17,065,607)	(14,670,081)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	161,879	152,012
Amortization expense - software development costs	764,375	889,357
Amortization expense - patents	213,722	714,973
Amortization expense - discount of debt	-	794,548
Amortization expense - deferred costs	-	37,676
Amortization expense - intangible assets	271,000	271,000
Provision for bad debt	225,522	576,386
Loss on disposition of assets	6,951	6,024
(Gain) loss on revaluation of warrant liability	(1,364,704)	477,810
Stock option compensation expense	3,930,521	2,165,392
Restricted stock compensation expense	2,253,036	179,830
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable, net	2,573,532	(4,739,849)
(Increase) in prepaid expenses	(94,661)	(145,341)
(Increase) decrease in other assets	(21,681)	19,941
(Decrease) increase in accounts payable	(2,129,097)	3,322,662
(Decrease) increase in accrued expenses	(4,407,244)	7,730,597
Increase (Decrease) in deferred revenue	264,493	(245,407)
Decrease in accrued interest	-	(727,603)
Net cash used in operating activities - continuing operations	(14,417,963)	(3,190,074)
Net cash used in operating activities - discontinued operations	(207,144)	(217,640)

Net cash used in operating activities	(14,625,107)	(3,407,714)

Cash Flows from Investing Activities
Patents and patent applications costs	(102,005)	(141,728)
Purchase of property and equipment	(41,068)	(224,296)
Proceeds from sale of property and equipment	-	27,000
Capitalized software development costs	(140,789)	(675,649)
Net cash used in investing activities - continuing operations	(283,862)	(1,014,673)
Net cash provided by investing activities - discontinued operations	-	312,947

Net cash used in investing activities	$(283,862)	$(701,726)

See accompanying notes.

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$14,842,750	$6,000,000
Proceeds from exercise of stock options	116,251	221,431
Stock issuance costs	(1,058,249)	(324,988)
Principal reduction on obligation under capital lease	(5,975)	(3,446)
Principal reduction on repayment of debt	-	(6,916,664)
Net cash provided by (used in) financing activities - continuing operations	13,894,777	(1,023,667)
Net cash provided by (used in) financing activities - discontinued operations	-	-

Net cash provided by (used in) financing activities	13,894,777	(1,023,667)

Net increase (decrease) in cash and cash equivalents	(1,014,192)	(5,133,107)

Cash and cash equivalents - beginning of year	3,611,438	8,744,545

Cash and cash equivalents - end of year	$2,597,246	$3,611,438

Supplemental Information:

Interest expense paid	$9,876	$843,756
Income taxes paid	$99,372	$14,806

Supplemental Disclosures of Non-Cash Activities:

Investing Activities
Equipment acquired under capital lease	$14,434	$-

Financing Activities
Settlement of accrued expense by issuance of 222,425 shares of common stock	$894,150	$-

See accompanying notes.

SITO Mobile, Ltd.

Notes to Consolidated Financial Statements

1.	Organization, History and Business

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Basis of Presentation

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and negative cash flows from operations and they have an accumulated deficit of approximately $172.8 million at December 31, 2018. As shown in the accompanying financial statements, the Company incurred a net loss of $17.1 million and used $14.6 million of cash for its operating activities during the year ended December 31, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

Management's plans, as they relate to these conditions, include monitoring and/or reducing expenditures in non-critical areas, continuing to execute the Company's plan to seek longer and more profitable customer agreements and seeking additional capital, as needed.

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

Revenue Recognition and Deferred Revenue

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no adjustment to beginning accumulated deficit on January 1, 2018 due to the impact of adopting Topic 606.

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

Revenue disaggregated by revenue source for the years ended December 31, 2018 and 2017, consist of the following:

	For the Years Ended
	December 31,
	2018	2017
Media placement	$39,746,351	$42,859,777
Licensing and royalties	-	130,653
Total revenue	$39,746,351	$42,990,430

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350 requires that goodwill be tested for impairment on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including determining the fair value. Significant judgments required to estimate the fair value including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions may materially affect the determination of fair value and/or goodwill impairment. There was no impairment adjustment required to be recorded for goodwill for the periods presented.

Capitalized Software Development Costs, net

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

Patent and Patent Application Costs

Intangible assets include patents developed and purchased which are recorded at cost. The cost of the patents is capitalized and amortized over a seven year useful life.

Capital Leases

Assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of the assets under capital leases is included in depreciation expense.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the years ended December 31, 2018, and 2017, respectively. The Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The legislation significantly changed the U.S. tax law including a reduction to the corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed, in reasonable detail to complete the accounting for certain income tax effect of the Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2018. The ultimate impact may differ from these provisional amounts due to additional analysis and changes to estimates, additional regulatory guidance that may be issued, changes in interpretations and assumptions the Company has made, and actions the Company may take because of tax reform.

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

Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed conversion of warrants and options to purchase common shares would have an anti-dilutive effect.

Concentrations of Credit Risk

The Company primarily conducts its banking business with Wells Fargo Bank. The amount on deposit with Wells Fargo Bank may from time to time exceed the federally-insured limit. The Company also has a line of credit, secured by its accounts receivable, with Fast Pay Partners, LLC.

Excluding revenue from discontinued operations, the Company’s contracts with one specific advertising agency accounted for approximately 13% of total revenue during the year ended December 31, 2018. During the year ended December 31, 2017, approximately 11% was generated from contracts with one advertising agency.

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

Recent Accounting Pronouncements

Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on our consolidated financial statements.

Recently Adopted Pronouncements

Revenue Recognition

In May 2014, the FASB released “ASC 606 - Revenue from Contracts with Customers” which was updated in August 2015; Update 2015-14 – “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The Company applied the accounting guidance within ASC 606 beginning with the reporting period for the three and nine months ended September 30, 2018. We believe the key changes in the standard that impact our revenue recognition relate to the allocation of contract revenue amongst various services and products, and the timing in which those revenues are recognized. The Company adopted ASC 606 effective January 1, 2018 and did not make an adjustment to beginning accumulated deficit on January 1, 2018 as discussed in Note 2 – Summary of Significant Accounting Policies.

In April 2016, the FASB issued an Accounting Standards Update (“ASU”) “ASU 2016–10 Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing” which clarifies the topics of identifying performance obligations and licensing implementation guidance, while including implementation guidance. This updated standard affects “ASU 2014-09 Revenue from Contracts with Customers (Topic 606)”. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

The Company adopted the standard effective January 1, 2018, using the modified retrospective approach. There were no material changes to the Company’s consolidated financial statements as a result of adopting the standard.

Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued “ASU 2016-02 Leases” which requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The updated standard is effective for the Company beginning after December 15, 2018. Subsequently, in July 2018, the FASB issued “ASU 2018-10 – Codification Improvements to Topic 842 – Leases and ASU 2018-11 – Targeted Improvements,” to clarify and amend the guidance in ASU 2016-02. The adoption of this standard is expected to be implemented in the first quarter of 2018 and we believe that it will not have a material effect on our consolidated financial statements.

Intangibles

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

Comprehensive Income

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

Stock Compensation

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

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	December 31,
	2018	2017

Accounts receivable	$10,626,664	$13,546,304
Less: allowance for bad debts	(420,000)	(540,586)
Accounts receivable, net	$10,206,664	$13,005,718

4.	Property and Equipment, net

The following is a summary of property and equipment:

	December 31,
	2018	2017

Equipment and computer hardware	$266,032	$250,589
Office furniture	256,820	260,121
Leasehold improvements	344,025	342,230
Equipment held under capital lease	27,594	13,160
	894,471	866,100
Less: accumulated depreciation	(550,899)	(416,151)
	$343,572	$449,949

Depreciation expense for the years ended December 31, 2018 and 2017 was $161,879 and $152,012, respectively.

5.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	December 31,
	2018	2017

Capitalized software development costs	$3,152,889	$3,428,846
Less: accumulated amortization	(2,291,190)	(1,943,561)
	$861,699	$1,485,285

Amortization expense for the years ended December 31, 2018 and 2017 was $764,375 and $889,357, respectively.

As of December 31, 2018, amortization expense for the remaining estimated lives of these costs is as follows:

Year Ending December 31,
2019	$525,915
2020	222,946
2021	112,838
$861,699

6.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	December 31,
	2018	2017

Patents	$2,674,944	$2,572,939
Less: accumulated amortization	(2,044,087)	(1,830,365)
	$630,857	$742,574

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

Amortization expenses for the years ended December 31, 2018 and 2017 was $213,722 and $714,973, respectively.

A schedule of amortization expense over the estimated remaining lives of the patents for the next five fiscal years and thereafter is as follows:

Year Ending December 31,
2019	$155,368
2020	155,368
2021	71,514
2022	63,891
2023	61,999
Thereafter	122,717
$630,857

Other Intangible Assets, net

The following is a summary of other intangible asset costs:

	December 31,
	2018	2017

Technology	$970,000	$970,000
Customer relationships	870,000	870,000
Less: accumulated amortization	(942,993)	(671,993)
	$897,007	$1,168,007

Amortization expenses for the years ended December 31, 2018 and 2017 was $271,000. Technology and customer relationships have useful lives of 10 and 5 years respectively.

A schedule of amortization expense over the estimated remaining lives of the other intangible assets for the next five fiscal years and thereafter is as follows:

Year Ending December 31,
2019	$271,000
2020	187,536
2021	97,000
2022	97,000
2023	97,000
Thereafter	147,471
$897,007

Goodwill

There were no changes in the carrying values of goodwill for the year ended December 31, 2018.

Goodwill
Balance as of January 1, 2017	6,444,225
No activity	-
Balance as of December 31, 2017	$6,444,225
No activity
Balance as of December 31, 2018	$6,444,225

7.	Accrued Expenses

The following is a summary of accrued expenses:

	December 31,
	2018	2017

Accrued payroll and related expenses	$3,452,303	$4,690,512
Accrued cost of revenues	1,065,027	940,032
Accrued professional fees	92,816	764,096
Accrued legal settlement	-	3,500,000
Other accrued expenses	-	16,900
	$4,610,146	$9,911,540

8.	Capital Leases

The Company leases office equipment under capital leases that expire in 2019 through 2023. The equipment has a cost of $27,594 and $13,160 at December 31, 2018 and 2017, respectively.

Minimum future lease payments under the capital lease at December 31, 2018 for each of the next five years and in the aggregate, are as follows:

Year Ending December 31,
2019	$3,739
2020	3,739
2021	3,739
2022	312
2023	-
Total minimum lease payments	11,529
Less amount representing interest	(314)
Present value of net minimum lease payments	$11,215

The effective interest rate charged on the capital leases is approximately 1.750% per annum. The leases provide for a $1 purchase option. Interest charged to operations for the year ended December 31, 2018 was $235, respectively, as compared to $345, respectively, for the year ended December 31, 2017. Depreciation charged to operations for the year ended December 31, 2018 was $5,278, respectively, as compared to $2,632, respectively, for the year ended December 31, 2017. The net book value of assets under capital leases is $13,910

9.	Discontinued Operations

A discontinued operation is a component of the Company’s business that represents a separate line of business that had been disposed of or is held for sale. Classification as a discontinued operation occurs upon disposal or when the operation meets the criteria to be classified as held for sale, if earlier. When an operation is classified as a discontinued operation, the comparative Consolidated Statement of Operations, Consolidated Statement of Cash Flows, and Consolidated Balance Sheets are re-presented as if the operation had been discontinued from the start of the comparative year.

On February 7, 2017, the Company executed an Asset Purchase Agreement to sell the Wireless Application business for $400,000, of which $310,000 was received on the closing date and the remaining $90,000 would have been paid upon the satisfaction of certain post-closing covenants. Of the $90,000 payable upon satisfaction of the post-closing covenants, $40,000 was earned and collected by the Company, with the remaining $50,000 not expected to be satisfied, for a total sale price of $350,000. The Company has reported the Wireless Application segment as Discontinued Operations in the Consolidated Statement of Operations and Consolidated Statements of Cash Flows with related assets and liabilities as of December 31, 2017, included as Assets from discontinued operations and Liabilities from discontinued operations.

The following table presents the assets and liabilities of the Wireless Applications business, as Assets from discontinued operations and Liabilities from discontinued operations in the Consolidated Balance Sheets:

December 31, 2017

Property and equipment, net	$6,951
Other assets	3,645
Assets from discontinued operations	10,596

Accounts payable	144,725
Accrued expenses	6,368
Deferred revenue	59,696
Liabilities from discontinued operations	$210,789

The following table presents the Discontinued Operations of the Wireless Applications business in the Consolidated Statement of Operations:

2017
Revenue
Wireless applications	$53,298

Cost of Revenue
Cost of revenue	289,798
Gross profit	(236,500)

Operating Expenses
Sales and marketing	32,920
General and administrative	144,514
Depreciation and amortization	11,458
Total operating expenses	188,892

Other Income	56,535

Net (loss) income from discontinued operations	$(368,857)

The following table presents the Wireless Applications business in the Consolidated Statement of Cash Flows:

	December 31,
	2018	2017

Net cash (used in) provided by discontinued operating activities	$(200,193)	$(217,640)
Net cash provided by (used in) discontinued investing activities	-	312,947
Net cash (used in) discontinued financing activities	-	-
Net (decrease) increase in cash and cash equivalents	$(200,193)	$95,307

10.	Income Taxes

On December 22, 2017, the President of the United States signed into law the Act. The legislation significantly changed the U.S. tax law, including a reduction to the corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Subsequent this enactment, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year from the aforementioned enactment date. In accordance with SAB 118, the Company made its best estimate and recorded the provisional tax impacts related to the revaluation of deferred tax assets and liabilities for tax year ending December 31, 2017 and included these amounts in its consolidated financial statements. The total impact to the Company’s 2017 U.S. deferred taxes and current tax provision related to the corporate rate reduction was approximately $8.2 million. In accordance with SAB 118, the Company completed the analysis of the impact of the Act during 2018, considering both current legislation and guidance, resulting in no material adjustments from the provisional amounts recorded during the prior year.

In addition to the aforementioned corporate income tax rate reduction, the Act also established an 80% limitation on the utilization of net operating losses generated in tax years beginning after January 1, 2018, along with eliminating the 20-year carryforward period and made it indefinite for federal net operating losses generated during the same period. As of December 31, 2018, the Company had a federal net operating loss carryover of approximately $64.4 million comprised of $47.1 million losses generated prior to January 1, 2018 and expiring in various years through 2037, and $17.3 million of losses generated in the current period that can be carried forward indefinitely. The Company has state net operating loss carryovers of approximately $46.9 million available to offset future income for income tax reporting purposes, which will expire in various years through 2037, if not previously utilized.

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

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2018 and 2017, there were no federal income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. We are not currently involved in any income tax examinations.

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

	December 31,
	2018	2017

U.S. statutory rate	21.00%	34.00%
State, net of federal benefit	0.06%	0.08%
Corporate rate change	0.00%	(55.80)%
Permanent differences	1.30%	(.89)%
Less: valuation allowance	(21.88)%	23.16%
Effective tax rate	0.48%	(0.55)%

For 2018, our effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of changes in valuation allowance, with minimal impact resulting from permanent book to tax differences during the year. The impact of the reduction of the corporate income tax rate from a maximum of 35% rate to a flat 21% rate was appropriately recorded in tax year ending December 31, 2017.

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax assets
Net operating losses	$16,614,623	$11,041,188
Stock based compensation	2,902,429	1,717,125
Allowance for doubtful accounts	105,397	133,774
Intangible assets	802,916	720,903
Deferred Revenue	21,938	(36,577)
Charitable Contribution	9,787	9,156
Reserves and Accrued liabilities	534,128	1,592,110
	19,825,943	15,177,679
Deferred tax liability
Property and equipment	(123,079)	(121,471)
Net deferred tax assets	20,868,139	15,056,208
Less: valuation allowance	(20,868,139)	(15,056,208)
Deferred tax asset - net valuation allowance	$-	$-

The net change in the valuation allowance for the year ended December 31, 2018 was $5,811,939.

On April 3, 2017, the Company entered into a Tax Benefits Preservation Plan (the “Tax Benefits Protection Plan”). Effective April 3, 2017, the Board declared a dividend in the form of one preferred stock purchase right for each of the Company’s issued and outstanding common shares held of record as of the close of business on April 14, 2017.  The purpose of the Tax Benefits Protection Plan is to diminish the risk that the Company’s ability to use its net operating losses and certain other tax assets to reduce potential future federal income tax obligations would become subject to limitations by reason of the Company experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.  The Tax Benefits Protection Plan is intended to act as a deterrent to any person or group acquiring beneficial ownership of 4.99% or more of our outstanding common stock without the approval of the Board.

We adopted the provisions of ASC 740-10. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax provisions that have been taken or expected to be taken on a tax return. We evaluated our tax positions and state filings and have determined we had no material unrecognized income tax assets or liabilities for the years ended December 31, 2018 and 2017.

Income tax expense (benefit) for 2018, and 2017, which was composed of the following, relates to state income and minimum tax and alternative minimum tax.

	December 31,
	2018	2017

Federal	$(69,382)	$24,572
State	(12,900)	55,950
Total current income taxes	$(82,282)	$80,522

The current year Federal provision relates to a payment made on behalf of our subsidiary DoubleVision for the year ended December 31, 2014.

11.	Note Payable

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

Prior to the repayment of the Note in full on August 1, 2017, the principal amount of the Note bore interest at a rate equal to LIBOR plus 9% per annum. Such interest was payable in cash, except that 2% per annum of such interest was to be paid-in-kind, by increasing the principal amount of the Note by the amount of such interest. The term of the Note was 42 months and the Company was required to make, beginning in October 2015, monthly amortization payments on the Note, each in a principal amount equal to $333,334 until the Note was paid in full. The Company was also required to apply 85% of Monetization Revenues from certain of the Company’s patents unrelated to its core business activities (the “Patents”) to the payment of accrued and unpaid interest on, and then to repay outstanding principal (at par) of, the Note until all amounts due with respect to the Note were paid in full. After the repayment of the principal amount of the Note and all accrued interest thereunder, which occurred on August 1, 2017, the Company was obligated to pay the Investors (a) 50% of Monetization Revenues until such time as the Investors have received $2,500,000 in the aggregate with respect to the Revenue Stream, (b) 30% of the Monetization Revenues thereafter, until such time that the Investors have received $5,000,000 in the aggregate with respect to the Revenue Stream, and (c) 10% of the Monetization Revenues thereafter, until the Revenue Stream has been fully satisfied. In addition, upon any acceleration of the Note and Revenue Stream, the Company is obligated to pay the Investors 100% of the Monetization Revenues until the Revenue Stream has been fully satisfied. The Company was also required to pay $350,000 to the Note Purchaser upon repayment of the Note, which payment was also made on August 1, 2017.

The NPA contained certain standard Events of Default. The Company granted to the Collateral Agent, for the benefit of the Purchaser, a non-exclusive, royalty free license (including the right to grant sublicenses) with respect to the Patents, which was evidenced by, and reflected in, a Patent License Agreement between the Company, its subsidiary Single Touch Interactive, Inc., and Fortress. The Patent License Agreement provides that the Collateral Agent may only use such license following an Event of Default. Pursuant to a Security Agreement among the parties, the Company granted the Collateral Agent a first priority senior security interest in all of the Company’s assets. The Company and the Collateral Agent assigned a value of $500,000 to the revenue sharing terms of the NPA and in accordance with ASC 470-10-25 “Debt Recognition”, the Company recognized $500,000 as deferred revenue and a discount on the Note that is amortized over the 42-month term of the Note using the effective interest method. For the years ended December 31, 2018 and 2017, the Company recognized $0 and $130,653, respectively, in licensing revenue and interest expense from amortization of the deferred revenue.

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

Interest expense on the Note for the year ended December 31, 2017 was $374,287. Amortization of the discounts for the year ended December 31, 2017 was $794,548 which was charged to interest expense. Accrual of termination fees for the year ended December 31, 2017 was $91,457 which was charged to interest expense.

On February 20, 2018, the Company and TAR, Mr. Julian Singer, Ms. Karen Singer and Mr. Gary Singer (collectively, the “TAR Group”), entered into a settlement agreement, pursuant to which the NPA was terminated and discharged and all pending litigation between the Company and the members of the TAR Group was dismissed with prejudice in exchange for a lump sum payment of $3.5 million from the Company to the TAR Group. No future amounts are due with respect to the NPA or the Revenue Stream and the lump sum payment has been recorded as of December 31, 2017. The settlement has been paid and no additional amounts have been recorded against the Company’s financial statements for the year ended December 31, 2018.

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

During the year ended December 31, 2018, the Company recognized stock-based compensation expense totaling $3,930,521, through the vesting of 253,450 common stock options in connection with employee compensation. Of the $3,930,521 in stock-based compensation expense, $2,174,272 is included in general and administrative expense, and $1,756,249 is included in sales and marketing expense.

During the year ended December 31, 2017, the Company recognized stock-based compensation expense totaling $2,165,392, through the vesting of 424,214 common stock options in connection with employee compensation. Of the total $2,165,882 in stock-based compensation expense, $1,348,769 is included in general and administrative expense, of which $436 is included in discontinued operations, and $817,113 is included in sales and marketing expense, of which $54 is included in discontinued operations.

During the year ended December 31, 2018, the Company recognized restricted stock-based compensation expense totaling $2,253,036, of which $2,203,340 is included in general and administrative expense and $49,696 is included in sales and marketing expense.

During the year ended December 31, 2017, the Company recognized $179,830 in restricted stock-based compensation expense, all of which is included in general and administrative expense.

13.	Related Party Transactions

On April 21, 2014, SITO Mobile R&D IP, LLC, the Company’s wholly-owned subsidiary, through a joint venture (the “JV”) with Personalized Media Communications, LLC (“PMC”), entered into a Joint Licensing Program Agreement (the “JV License Agreement”) with a national broadcasting entity (“Licensee”) pursuant to which the JV granted the Licensee a term-limited license ( the “License”) to all patents licensable by the JV (“JV Patents”), including an exclusive license to assert the JV Patents against certain infringing parties in the media distribution industry. In exchange for the License, the Licensee has agreed to pay the JV an annual fee of $1,250,000 for a minimum of three years (“Annual Fee”), subject to a right of the Licensee to renew the License for an additional four years. Under the arrangement, if the Licensee has paid a total of $8,750,000 in license fees, either in one lump sum or after paying $1,250,000 annually for seven years, the License would be deemed to be perpetual. For JV Patent infringement actions provided for under the License, the Licensee will pay 20% of the gross proceeds from settlements received less any Annual Fee amounts paid, and litigation costs incurred to the JV (“Share of Proceeds”). SITO Mobile R&D IP, LLC and PMC have agreed to serve as co-plaintiffs with the Licensee in infringement actions under the License and the Licensee has agreed to be responsible for any out-of-pocket costs of the JV associated with being a co-plaintiff in supporting the Licensee in such litigation, including attorneys’ fees. The Licensee will pay the Annual Fee and any Share of Proceeds to the JV. The Company is entitled to 30% of any proceeds received by the JV. In the event that the Licensee does not assert any infringement actions under its rights in the License prior to April 2019, the JV may, at its sole option, choose to terminate Licensee’s exclusive right to assert infringement claims with no reduction or adjustment to the Annual Fee. On May 23, 2017, the parties renewed the JV License Agreement for a perpetual license in exchange for an upfront payment to the JV of $4,500,000, of which the Company received $1,350,000 and reported as earnings from the JV in 2017. The Company's share of the renewal fee was paid to the Note Purchaser in accordance with the terms of the NPA. (See Note 11 - Note Payable.) As of December 31, 2018, the Company has $0 in deferred revenue under the JV License Agreement.

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

The Company identified the warrants issued as part of the July 2017 offering as liabilities that are required to be presented on the consolidated balance sheets at fair value within Level 2 in the fair value hierarchy because we use inputs that are observable or can be corroborated by observable data. The Company measures the fair value on a recurring basis each reporting period for these warrants and for the year ended December 31, 2018, recorded a net gain on revaluation of the warrants of $1,364,704.

15.	Stockholders’ Equity

Common Stock

The holders of the Company’s common stock are entitled to one vote per share of common stock held.

During the year ended December 31, 2018, the Company issued 3,489,549 shares of common stock and received $14,842,750 in gross proceeds. 77,420 shares were issued upon the exercise of stock options for which the Company received $116,251 in gross proceeds, 222,425 shares were issued to executive officers of the Company in satisfaction of accrued bonuses as of December 31, 2017 in the amount of $894,150. 199,704 shares were issued through the vesting of restricted stock units. The Company incurred legal and accounting service fees of $1,058,249 in connection with the registration and issuance of 2,990,000 shares of common stock.

During the year ended December 31, 2017, the Company issued 1,358,482 shares of common stock of which 158,482 shares were issued upon the exercise of stock options for which the Company received $221,431 in gross proceeds, and the Company received $5,675,012 in proceeds net of $324,988 in expenses for legal and accounting services in connection with the registration and issuance of 1,200,000 shares of common stock.

Warrants

During the year ended December 31, 2018, no warrants were granted, exercised, or expired.

The Company granted an aggregate of warrants to purchase an aggregate of 320,000 shares of its common stock during the year ended December 31, 2017, none of which have been exercised or expired.

Options

During the year ended December 31, 2018, the Company expensed performance options that were granted to its employees as detailed below.

The Company values options under the Binomial Option Model. The full value of option grants is charged to operations over the vesting period with option grants that vest immediately being fully charged on the date of grant.

Stock Incentive Plans

The Company established the 2017 Equity Incentive Plan which supersedes the 2008, 2009, and 2010 plans (collectively, the “Plans”) under which 2,500,000 shares have been reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. The Plans are administered by the Compensation Committee of the Board of which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award. As of December 31, 2018, there were 902,723 shares available for grant under the 2017 Equity Incentive Plan.

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

Stock option activity for the years ended December 31, 2018 and 2017 was as follows:

	Stock Option Activity Under the Plans
	Stock Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance - 12/31/16	2,293,214	$2.50 - $7.06	$3.93	3.62
Grants	1,936,000	$2.60 - $6.66	5.49
Exercised	(158,482)	$2.50 - $6.87	(3.53)
Cancellations	(1,396,691)	$2.50 - $7.06	(4.06)
Balance - 12/31/17	2,293,214	$2.50 - $6.76	$5.20	7.93
Grants	310,000	$1.51 - $6.01	1.13
Exercised	(77,420)	$2.50 - $4.00	2.90
Cancellations	(1,408,094)	$2.76 - $6.66	4.33
Balance - 12/31/18	1,117,700	$1.51 - $6.76	$5.33	7.74

For the years ended December 31, 2018 and 2017, the Company recognized compensation expense related to stock option grants of approximately $3.9 million and $2.2 million, respectively.

The estimated fair value of each option award granted was determined on the date of grant using an option pricing model with the following assumptions for option grants during the year ended December 31, 2018 and 2017, respectively.

	December 31,
	2018	2017
Weighted Average Risk-Free Interest Rate	3.13%	2.38%
Weighted Average Expected Volatility	95.13%	95.49%
Dividend Yield	-	-
Weighted Average Expected Option Term (Years)	9.52	9.48
Weighted Average Grant Date Fair Value	2.54	6.23

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

A summary of the Company’s non-vested options to purchase shares as of December 31, 2018 and changes during the year ended December 31, 2018 and 2017 are presented below:

	Number of Options	Weighted Average Exercise Price
Non-Vested Balance - 12/31/16	$1,282,026	$3.26
Grants	1,936,000
Vested	(244,214)
Forfeited	(924,812)
Non-Vested Balance - 12/31/17	$2,049,000	$6.07
Grants	310,000
Vested	(253,450)
Forfeited	(1,241,300)
Non-Vested Balance - 12/31/18	$864,250	$6.13

A summary of the Company’s restricted stock activity as of December 31, 2018 and changes during the year ended December 31, 2018 and 2017 are presented below:

	Restricted Stock Activity
	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested Balance - 12/31/16	-	$-
Grants	123,333	4.26
Vested	(8,621)	4.35
Forfeited	-	-
Non-Vested Balance - 12/31/17	114,713	$4.25
Grants	2,002,983	5.46
Vested	(214,447)	2.27
Forfeited	(585,088)	5.11
Non-Vested Balance - 12/31/18	1,318,161	$6.03

For the years ended December 31, 2018 and 2017 the Company recognized compensation related to restricted stock unit grants of approximately $2.3 million and $0.2, respectively. Additional compensation expense of $1.0 million relating to the unvested portion of restricted stock granted is expected to be recognized over a remaining average period of 1.50 years.

Warrants

The Company issued warrants as part of its offering in 2017. A summary of warrant activity is as follows:

	Warrants	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance - 12/31/16	-	-	$-	-
Grants	320,000	$6.25	-
Exercised	-	-	-
Cancellations	-	-	-
Balance - 12/31/17	320,000	$6.25	$6.25	4.49
Grants	-	-	-
Exercised	-	-	-
Cancellations	-	-	-
Balance - 12/31/18	320,000	$6.25	$6.25	3.58

16.	Commitments and Contingencies

Operating Leases

The Company leases office space in Jersey City, New Jersey; Chicago, Illinois; Dallas, Texas; New York, New York; Atlanta, Georgia; Miami, Florida; Portland, Oregon; Boston, Massachusetts; Los Angeles and San Francisco, California. The Jersey City office lease, amended on November 6, 2014 and April 7, 2017, expires on January 31, 2020 and the Company has the option to extend the term for an additional five years. In addition to paying rent, under the terms of the Jersey City office lease the Company is also required to pay its pro rata share of the property’s operating expenses. The other office locations are month-to-month commitments. Rent expense for the years ended December 31, 2018 and 2017 was $674,880 and $480,818, respectively. Minimum future rental payments under non-cancellable operating leases with terms in excess of one year as of December 31, 2018 for the next five fiscal years and in the aggregate are:

2019	$329,304
2020	27,442
2021	-
2022	-
2023	-
$356,746

Legal

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of December 31, 2018, the Company is not aware of any asserted or un-asserted claims, negotiations or legal actions for which a loss is considered reasonably possible of occurring and would require recognition under guidance in ASC 450 – Contingencies other than those described below.

Securities Class Action Lawsuit

On February 17, 2017, plaintiff Sandi Roper commenced a purported securities class action against us and certain of our current and former officers and directors in the United States District Court for the District of New Jersey captioned Roper v. SITO Mobile, Ltd., Case No. 17-cv-1106-ES-MAH (D.N.J. filed Feb. 17, 2017). On May 8, 2017, Red Oak Fund, LP, Red Oak Long Fund LP, Red Oak Institutional Founders Long Fund, and Pinnacle Opportunities Fund, LP (collectively, “Red Oak”) were appointed lead plaintiffs in this action. On June 22, 2017, Red Oak filed an amended complaint, purporting to represent a class of stockholders who purchased our common stock between August 15, 2016 and January 2, 2017 (“Class Period”). The amended complaint names as defendants our directors and certain of our officers during the Class Period. It alleges that the defendants violated Section 11 of the Securities Act in connection with the September 16, 2016 offering of stock, by allegedly omitting material information from the registration statement and prospectus, and that the individual defendants are liable as controlling persons under Section 15 of the Securities Act. The amended complaint also alleges that the defendants violated Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5 promulgated thereunder by allegedly making materially false or misleading statements regarding our media placement revenues, and that the individual defendants are liable as controlling persons under Section 20(a) of the Securities Exchange Act. The amended complaint seeks unspecified damages. On January 30, 2019, the court granted defendants’ motion to dismiss the claim brought under Section 11 of the Securities Act without prejudice, and granted in part the motion to dismiss the claims brought under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5 promulgated thereunder, also without prejudice. On March 6, 2019, on consent of the parties, the court stayed the action pending mediation which is currently scheduled for April 30, 2019. Discovery has not commenced, and no trial date has been set for this action.

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

On February 20, 2018, the Company and the TAR Group entered into a settlement agreement, pursuant to which the NPA was terminated and discharged and all pending litigation between the Company and the members of the TAR Group was dismissed with prejudice in exchange for a lump sum payment of $3.5 million from the Company to the TAR Group. No future amounts are due with respect to the NPA or the Revenue Stream and the lump sum payment has been recorded as of December 31, 2017. The settlement has been paid and no additional amounts have been recorded against the Company’s financial statements for the year ended December 31, 2018.

Fort Ashford

In November 2017, we received a complaint filed by Fort Ashford Funds, LLC (“Ashford”), in the Superior Court of the State of California, Orange County (the “Ashford Complaint”). The Ashford Complaint claims that we issued certain warrants to Panzarella Consulting, LLC and Patrick Panzarella (together “Panzarella”) representing them the option to purchase, in the aggregate, five million (5,000,000) shares of our common stock at a price of fifty cents ($.50) per share. Through a series of purported transfers, the warrants were allegedly transferred to Ashford, which is now seeking to exercise such purported warrants or to obtain damages. However, we have made a thorough inquiry into these matters and, while it appears that certain warrants may have been issued in 2005, such warrants expired in 2015. Further, as of this time, Ashford has failed to provide any evidence of the right of Ashford (and its assignor Anthony Macaluso) to exercise such warrants. We believe the claims are baseless and plan to defend this action accordingly. We have asserted a number of affirmative defenses to the claim in our answer. The parties are currently engaged in the discovery process, which includes production of documents, exchanges of interrogatory answers, and depositions of numerous witnesses. Discovery started in June 2018 and is expected to be completed by the end of April 2019. At that time, we anticipate filing a motion for summary judgment. In the event that the motion is denied, the court has scheduled the action for trial in June 2019.

18.	Subsequent Events

On February 11, 2019, we and our wholly-owned subsidiaries entered into a Financing and Security Agreement (“Financing Agreement”) with Fast Pay Partners LLC (“Fast Pay”). Pursuant to the terms of the Financing Agreement, Fast Pay will finance up to $9.5 million of our accounts receivable. This $9.5 million limit may increase to $15 million after March 31, 2019 upon our request, subject to Fast Pay’s approval, as to which no assurances can be given. The term of the Financing Agreement is two years with automatic two year renewals, subject to a 2% pre-payment penalty. The financing fee on advances is the three-month London Interbank Offered Rate, known as “LIBOR,” plus 7% per annum. The facility is secured by a first priority lien on all of our assets, including patents.

On March 20, 2019, we entered into a sales contract in the amount of $10 million to deliver advertising and related campaign analytics for a new customer. The campaign is scheduled to run from March 23 to April 14, 2019 and relates to the upcoming release of a film. In addition to mobile media, the advertising will be placed across several internet platforms. The agreement also provides for an additional bonus to be paid to us within 90 days after the campaign completion if the film generates a fixed amount at the box office.