Form 10-K/A
period 2018-12-31
SITO MOBILE, LTD.
filed 2019-04-30
CIK 1157817

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter, or June 29, 2018, was approximately $65,636,570.

The number of shares of the registrant’s common stock outstanding, as of April 26, 2019, was 25,529,078.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 of SITO Mobile, Ltd. (the “Company,” “our,” “we” and “us,” as the context may require), as originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Original Form 10-K”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end. We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

Item 15 of Part IV has also been amended and restated in its entirety to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K, and it amends and restates the reference on the cover of the Original Form 10-K to the incorporation by reference to portions of the definitive proxy statement into Part III of the Original Form 10-K. Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to the filing of the Original Form 10-K.

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons are our executive officers and directors and hold the offices set forth opposite their names.

Name	Age	Position
Jonathan Bond	61	Chairman
Thomas Pallack	64	Chief Executive Officer, Director
Steven Bornstein	67	Director
Steven Felsher	70	Director
Bonin Bough	41	Director
Brett O’Brien	45	Director
Terrance S. Lynn	45	Chief Financial Officer and Secretary
William Seagrave	64	Chief Operating Officer
Alex Cherones	37	Senior Vice President, Product Development
Bruce Rogers	63	Senior Vice President, Marketing and Managing Director, SITO Institute for Consumer Behavior and Location Science
Lauren Wray	41	Chief Revenue Officer

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Directors

Jonathan Bond joined our Board of Directors (the “Board of Directors” or “Board”) on July 14, 2018 and has served as Non-Executive Chairman of the Company since August 9, 2018. Mr. Bond is the founder of Tomorro LLC, an open source marketing innovation consultancy, where he served as the Chief Tomorroist from June 2013 to July 2017, when the company was acquired by Shipyard Inc. He served as the Co-Chairman of the board of directors of Shipyard Inc. from January 2016 to July 2018. He has over 30 years of experience in the advertising and marketing industry. Mr. Bond has developed several significant companies and marketing concepts during his career, including past board, advisory and investor roles at Sonobi, Storylines Cruises, White Ops, Data Xu, Crimson Hexagon and Kinin wellness pods. From December 2010 to October 2012, Mr. Bond was the CEO of Big Fuel, a leading social media agency (now owned by Publicis). Mr. Bond was also the co-founder and CEO of Kirshenbaum Bond and Partners (now owned by MDC Partners Inc.).

Because of Mr. Bond’s vast marketing and social media experience, our Board has concluded that Mr. Bond is qualified to serve as a member of our Board.

Thomas J. Pallack joined our Board and was appointed interim Chief Executive Officer of the Company on June 5, 2017. On June 26, 2017, Mr. Pallack was appointed Chief Executive Officer of the Company. From 2005 until joining the Company, Mr. Pallack served as Chief Executive Officer and Head of Sales of SBV Solutions — Strategic Business Velocity, a software sales company that he co-founded. Mr. Pallack’s background encompasses more than 30 years of sales, sales operations, financial and business development experience with global technology software companies such as Oracle, Ariba and Consilium.

Because of Mr. Pallack’s experience in sales, strategic planning and technology industry financial transactions, as well as his service as a corporate advisor to public and private company boards, our Board has concluded that Mr. Pallack is qualified to serve as a member of our Board.

Steven Bornstein joined our Board on September 7, 2017. Since October 2015, Mr. Bornstein has served as the Chairman of the esports division of Activision Blizzard, Inc., a video game developer, and since 2015, he has been a consultant to the Raine Group, a merchant bank focused on media and telecommunications. Mr. Bornstein served as the Chief Executive Officer of the NFL Network from 2003 to 2014, where he launched the network and managed the NFL’s media and sponsorship assets. He also previously served as the Chief Executive Officer of ESPN and the President of ABC Inc. and ABC Sports. Since 2014, Mr. Bornstein has served on the board of directors of Whip Networks and Second Spectrum, two privately held companies, and he serves as the Chairman of the Board of the V Foundation for Cancer Research.

Because of Mr. Bornstein’s experience in the media industry and building global brands in the media sector, our Board has concluded that Mr. Bornstein is qualified to serve as a member of our Board.

Steven (Steve) Felsher joined our Board on July 14, 2018. Mr. Felsher is an experienced executive with respect to finance, administration, governance and other aspects of public and private company management. Mr. Felsher spent a substantial portion of his career with Grey Global Group Inc., a global marketing services company, where he served as a senior executive from 1979 until 2007, most recently as a Vice Chairman and Chief Financial Officer. Since January 2011, Mr. Felsher has been a Senior Advisor at Quadrangle Group LLC, a private investment firm focused on the information and communications technology sectors, where he previously served as a member of its Investment and Valuation Committee. In addition, Mr. Felsher is an Investment Partner of Armory Square Ventures, a venture capital fund that focuses on investments in early-stage technology companies. Mr. Felsher has served as a member of the board of directors of numerous companies. In addition, Mr. Felsher is a long-time trustee of Brooklyn Academy of Music and is a trustee of the BAM Endowment Trust, which oversees BAM’s endowment. Mr. Felsher is also a Fellow, Trustee and Treasurer of the New York Academy of Medicine and a director of the Muscular Dystrophy Association.

Because of Mr. Felsher’s extensive marketing, management and corporate governance experience, our Board of Directors has concluded that Mr. Felsher is qualified to serve as a member of our Board.

Brant (Bonin) Bough joined our Board on July 14, 2018. Mr. Bough is considered a transformative activator, known for leading some of the industry’s largest and most innovative global media investments across digital, television, print, and outdoors, as well as a television host and an author. Since October 2014, Mr. Bough served as Chief Growth Officer of Bonin Ventures, a company that he founded, which connects startups with large brands to increase their growth. From February 2012 until August 2016, Mr. Bough served as a Vice President and Chief Media & eCommerce Officer at Mondelēz International (formerly Kraft Foods) (Nasdaq: MDLZ), where he created some of the first marketing programs across Facebook, Twitter, YouTube, Paramount Films, ABC, NBC and Fox, among others, and fostered partnerships with companies such as Instagram, Foursquare, and Buzzfeed. Prior to his time at Mondelēz International, Mr. Bough led digital marketing globally for PepsiCo, Weber Shandwick and Ruder Finn.

Because of Mr. Bough’s extensive marketing and social media experience, our Board of Directors has concluded that Mr. Bough is qualified to serve as a member of our Board.

Brett O’Brien joined our Board on July 24, 2018. Since 2012, Mr. O’Brien has been the SVP and General Manager at Gatorade, a subsidiary of PepsiCo (Nasdaq: PEP). He is currently responsible for leading Gatorade’s North American business including innovation, retail strategy, sports marketing and integrated consumer engagement programs. Prior to Gatorade, Mr. O’Brien oversaw the Pepsi’s Mountain Dew, AMP Energy, Sierra Mist and Pepsi’s flavored soft drink brands.

Because of Mr. O’Brien’s extensive marketing experience, our Board of Directors has concluded that Mr. O’Brien is qualified to serve as a member of our Board.

Executive Officers

Biographical information regarding Mr. Pallack, our Chief Executive Officer, is set forth above.

Terrance S. Lynn was appointed as our Chief Financial Officer on February 19, 2019 and as our Secretary on March 29, 2019. Mr. Lynn was the principal consultant and founder of StandardFlow, a CFO consulting and advisory firm, where he worked from November 2014 until joining the Company. While at StandardFlow, Mr. Lynn served as a contract CFO and financial advisor to several Silicon Valley startups and emerging companies, including Dropbox, Weather Underground, Birdeye, iMeem and others. From January 2011 until November 2014, Mr. Lynn served as Chief Financial Officer at MedHelp, a consumer healthcare company (now owned by Merck & Co., Inc.). Mr. Lynn’s experience includes serving as an advisor for clients in a variety of industries, including online media, consumer healthcare and software as a service, or SaaS.

William A. Seagrave was appointed as our Chief Operating Officer on June 26, 2017. Prior to joining the Company, from 2013 to 2017, Mr. Seagrave served as the Managing Partner of LHF Healthcare, a privately held medical analytics technology company, where he was responsible for operations, product launches, sales and strategic partnerships. From 2011 to 2014, Mr. Seagrave was a Partner at Strategic Business Velocity Solutions, a technology and marketing consulting firm, and from 2006 to 2011, he served as a Senior Director with Cisco Systems, where he managed strategy and global product launches related to the Internet of Things. Mr. Seagrave was also formerly a Vice President in Application Sales at Oracle and a founding member of Oracle’s Applications team.

Alex Cherones was appointed Senior Vice President, Product Development on November 5, 2018.  From 2015 until joining the Company, Mr. Cherones served as Director of Cybersecurity, Threat Defense & Intelligence at AT&T, the world’s largest telecommunications company. From 2010 through 2015, Mr. Cherones served at AT&T as Director of Data Insights, Cybersecurity & Business, Director of Product Management, Advanced Solutions, and Principal Innovation Development Manager.  Prior to joining AT&T, Mr. Cherones was President & Founder of Laconia Advisors, a private equity fund.  Mr. Cherones has experience creating data-based advertising analytics and cybersecurity platforms, and has managed a variety of portfolios, including advanced analytics, threat management solutions and rich communication services.

Bruce Rogers was appointed Senior Vice President, Marketing on March 5, 2018. From 2010 until joining the Company, Mr. Rogers was Chief Insights Officer at Forbes Media, where he founded the company’s Insights research arm and CMO Practice, incorporating editorial, research and events for marketing leaders. Mr. Rogers was part of the leadership team that grew Forbes.com into the world’s leading business site.

Lauren Wray was appointed Chief Revenue Officer on April 9, 2019. From April 2018 until joining the Company, Ms. Wray was Senior Vice President, Growth & Strategy at Kantar Millward Brown, a global leader in brand strategy consulting. From October 2011 to April 2018, Ms. Wray worked at Sharethrough, a platform for native advertising, where she served as Vice President of Brand Partnerships & West Sales and Vice President of National Sales. Prior to joining Sharethrough, Ms. Wray worked for Forbes Media, where she served as SF Director of Sales and Sales Manager from November 2001 through May 2011. Ms. Wray has extensive experience managing major accounts and overseeing media and content sales.

Director Independence

The Nasdaq Listing Rules require a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent, and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Board undertook a review of the composition of the Board and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board has determined that each of our directors, with the exception of Mr. Pallack, our Chief Executive Officer, is an “independent director,” as defined under the Nasdaq Listing Rules. Our Board also determined that Messrs. Bond and Felsher, who serve on our Audit Committee, Messrs. Bond, Bornstein and Bough, who serve on our Compensation Committee, and Messrs. Bough, O’Brien, and Felsher, who serve on our Governance and Nominating Committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq Listing Rules, as applicable. In making the independence determinations set forth above, our Board considered the relationships that each such non-employee director has with our Company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director. There are no family relationships among any of our directors or executive officers.

Committees of the Board of Directors

To assist it in carrying out its duties, our Board has established three standing committees. These committees are the audit committee (the “Audit Committee”), the compensation committee (the “Compensation Committee”) and the governance and nominating committee (the “Governance and Nominating Committee”). The following table sets forth the composition of each of those committees:

Director	Audit Committee	Compensation Committee	Governance and Nominating Committee
Jonathan Bond	X	X
Steven Bornstein		X
Steven Felsher*	Chair		Chair
Bonin Bough		X	X
Brett O’Brien			X

*	Audit Committee Financial Expert.

The functions of each of those committees are described below.

Audit Committee

Our Audit Committee is currently comprised of Mr. Felsher (Chair) and Mr. Bond. Our Board of Directors has concluded that all the members of our Audit Committee are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the listing standards of Nasdaq. The Audit Committee met three times in 2018.

The duties and responsibilities of our Audit Committee are set forth in our Audit Committee’s charter adopted by our Board, which is available on our website (www.sitomobile.com).

Our Audit Committee oversees the financial reporting process for the Company on behalf of our Board and has other duties and functions as described in its charter.

 Our Audit Committee serves to assist our Board of Directors in fulfilling its oversight responsibilities with respect to: (i) the Company’s systems of internal controls regarding finance, accounting, legal and regulatory compliance; (ii) the Company’s auditing, accounting and financial reporting processes generally; (iii) the Company’s financial statements and other financial information provided by the Company to its stockholders and the public; (iv) the Company’s compliance with its legal and regulatory requirements; and (v) the performance of the Company’s internal audit department and independent auditors.

The financial literacy requirements of the SEC require that each member of our Audit Committee be able to read and understand fundamental financial statements. In addition, our Board of Directors has determined that Mr. Felsher qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and has financial sophistication in accordance with the Nasdaq Listing Rules.

Compensation Committee

Our Compensation Committee is currently comprised of Mr. Bond, Mr. Bornstein and Mr. Bough. Our Board has determined that all of the members of our Compensation Committee are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the listing standards of Nasdaq. Our Compensation Committee met five times in 2018.

The duties and responsibilities of our Compensation Committee are set forth in our Compensation Committee’s charter adopted by our Board, which is available on our website (www.sitomobile.com).

Among its duties, our Compensation Committee determines the compensation and benefits paid to our executive officers, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Revenue Officer (to the extent these positions are filled).

Our Compensation Committee reviews and determines salaries, bonuses and other forms of compensation paid to our executive officers and management, approves recipients of stock option awards and establishes the number of shares and other terms applicable to such awards.

Our Compensation Committee also determines the compensation paid to our Board of Directors, including equity-based awards.

Governance and Nominating Committee

Our Governance and Nominating Committee is currently comprised of Mr. Felsher (Chair), Mr. Bough and Mr. O’Brien. Our Board has determined that all the members of our Governance and Nominating Committee are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the listing standards of Nasdaq. Our Governance and Nominating Committee met two times in 2018.

The duties and responsibilities of our Governance and Nominating Committee are set forth in our Governance and Nominating Committee’s charter adopted by our Board, which is available on our Company’s website (www.sitomobile.com).

Our Governance and Nominating Committee serves to assist our Board of Directors in fulfilling its oversight responsibilities with respect to: (i) developing and recommending to our Board a set of corporate governance principles applicable to the Company, and reviewing and reassessing the adequacy of such guidelines annually and recommending to our Board any changes deemed appropriate; (ii) developing policies on the size and composition of our Board; (iii) reviewing possible candidates for Board membership consistent with our Board’s criteria for selecting new directors; (iv) performing Board member performance evaluations on an annual basis; (v) annually recommending a slate of nominees to our Board with respect to nominations for our Board at the annual meeting of the Company’s stockholders; (vi) reviewing and discussing with our management the program that management has established to monitor compliance with the Company’s code of business conduct and ethics for directors, officers and employees; and (vii) generally advising our Board (as a whole) on corporate governance matters.

The process followed by our Governance and Nominating Committee to identify and evaluate candidates includes (i) requests to Board of Director members, our Chief Executive Officer, and others for recommendations; (ii) meetings from time to time to evaluate biographical information and background material relating to potential candidates and their qualifications; and (iii) interviews of selected candidates. Our Governance and Nominating Committee also considers recommendations for nomination to our Board of Directors submitted by stockholders.

In evaluating the suitability of candidates to serve on our Board of Directors, including stockholder nominees, our Governance and Nominating Committee seeks candidates who are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and who meet certain selection criteria established by our Governance and Nominating Committee.

Corporate Governance Materials

The full text of the charters of our Audit, Compensation and Governance and Nominating Committees and our Insider Trading Policy and Code of Ethics can be found at http://ir.sitomobile.com/governance-documents.

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

Board Leadership Structure

Our Board is responsible for the selection of the Chairman of the Board and the Chief Executive Officer. Our Board does not have a policy on whether or not the roles of Chief Executive Officer and Chairman should be separate and, if they are to be separate, whether the Chairman should be selected from the non-employee directors or be an employee. Currently, Jonathan Bond serves as our Chairman of the Board and Thomas J. Pallack serves as our Chief Executive Officer.

Board Role in Risk Oversight

Our Board of Directors is responsible for the oversight of the Company’s risk management efforts. While the full Board of Directors is ultimately responsible for this oversight function, individual committees may consider specific areas of risk from time to time as directed by our Board. Members of management responsible for particular areas of risk for the Company provide presentations, information and updates on risk management efforts as requested by our Board or a Board committee.

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to in this Amendment as the “reporting persons”) file with the SEC initial reports of ownership and reports of changes in ownership in our common stock. Such reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons and without conducting any independent investigation of our own, in 2018 all such Section 16(a) filing requirements were met.

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

The Company’s named executive officers for 2018 are set forth in the table below:

NEO	Position During Fiscal 2018
Thomas J. Pallack	Chief Executive Officer, appointed as Interim CEO June 5, 2017, appointed as CEO, June 26, 2017
Mark Del Priore	Former Chief Financial Officer, resigned July 23, 2018
William A. Seagrave	Chief Operating Officer, appointed June 26, 2017, appointed as Interim Co-Chief Financial Officer July 24, 2018
Bruce Rogers	Senior Vice President, Marketing and Managing Director, SITO Institute for Consumer Behavior and Location Science, appointed March 1, 2018

Recent Changes in Management and the Board of Directors

During the last two quarters of 2018, the Company underwent fundamental changes and substantial turnover with respect to management and our Board. In July 2018, Mark Del Priore, our Chief Financial Officer, resigned and was replaced by two interim co-CFOs, William Seagrave and Aaron Tam. In July 2018, three directors of the Board resigned, and the Company appointed four new directors to the Board. In August 2018, the Company appointed Mr. Bond as Chairman of the Board. In October 2018, Chester Petrow, our Chief Revenue Officer, resigned. In November 2018, Mr. Durden did not stand for re-election to the Board during the Company’s annual meeting of stockholders. In January 2019, one of the interim CFOs, Aaron Tam, resigned and in February 2019, a new Chief Financial Officer, Terrance S. Lynn, was hired. In April 2019, Lauren Wray was hired as our new Chief Revenue Officer.

Best Practices

 The following compensation decisions and practices demonstrate how the Company’s executive compensation program reflects best practices and reinforces the Company’s culture and values:

●	Equity-Based Compensation — Our named executive officers were awarded fiscal years preceding 2018 restricted stock units (“RSUs”), which are market-based, and stock options. We believe that these types of incentive award align the long-term financial interests of the Company’s stockholders with our management. Because the RSUs granted to our named executive officers only vest upon sustained performance of our common stock at prices higher than the Company’s current stock price, subject to each such officer’s continued service to the Company, we believe our management is properly incentivized to increase sustainable stockholder value.

●	No Excise Tax Gross-Up Payments — None of the named executive officers are entitled to gross-up payments in the event that any payments or benefits provided to her or him by the Company are subject to the golden parachute excise tax under Sections 280G and 4999 of the Internal Revenue Code.

●	Derivatives and Hedging Policy — The Company prohibits employees (including our named executive officers) and directors from engaging in hedging transactions with respect to any equity securities of the Company held by them.

●	Policy Against Pledging — The Company prohibits associates, employees (including our named executive officers) and directors from pledging any equity securities of the Company held by them.

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

Elements of our Compensation Program

The primary elements of our 2018 executive compensation structure are base salary, annual bonuses and certain employee benefits. Each principal element of our executive compensation program for 2018 along with the objectives of each element are summarized in the following table and described in more detail below.

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

Base Salary

The base salary component of executive officer compensation is intended to provide a competitive, stable level of minimum compensation to each officer commensurate with the executive’s role, experience and duties. The Compensation Committee reviews and approves base salaries for our named executive officers based on several factors, including the individual’s experience, responsibilities, performance, expected future contribution, our expected financial performance and salaries of similarly situated executives of our public peers in our industry. The base salaries of our named executive officers for 2018 are set forth below.

Executive	Base Salary
Thomas J. Pallack	$350,000
William A. Seagrave	$300,000
Bruce Rogers	$250,000

Prior to his resignation, Mr. Del Priore received an annual base salary of $225,000, which was reviewed annually.

Annual Bonuses

In 2018, all of our named executive officers were eligible for incentive bonuses pursuant to their employment agreements with the Company. Tying a portion of total compensation to annual Company performance permits us to adjust the performance measures each year to reflect changing objectives and those that may be of special importance for a particular year. Through this program, we seek to provide an appropriate amount of pre-established short-term cash compensation that is at-risk and tied to the achievement of certain short-term performance goals.

The bonus opportunities for Messrs. Pallack and Seagrave with respect to 2018 were contingent on Company performance as measured by revenue and EBITDA (defined as net income before interest expense, income tax expense, depreciation and amortization expense) earned during the year ending December 31, 2018. Established thresholds were not met for 2018 and, therefore, no bonuses were payable to Messrs. Pallack and Seagrave. Mr. Rogers received a discretionary bonus for 2018 performance in the amount of $100,000. Due to Mr. Del Priore’s departure prior to the close of the 2018 fiscal year, he was not entitled to a bonus with respect to 2018.

Equity Incentive Awards

Our practice has been to award performance with annual bonuses and equity incentive awards. Due to the Company not meeting the established revenue goals for 2018, no RSU’s or stock options were granted to our executive officers with respect to fiscal year 2018.

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

Employment Agreements with our Named Executive Officers as in Effect During Fiscal Year 2018

Thomas J. Pallack. Effective July 24, 2017, we entered into an employment agreement with Mr. Pallack. Pursuant to the terms of the employment agreement dated July 24, 2017, Mr. Pallack is eligible for the following in compensation: (i) an annual base salary of $350,000, which will be reviewed annually by our Compensation Committee and may be increased, but not decreased, (ii) a grant of stock options to purchase 400,000 shares of our common stock, which will vest ratably over four years, and (iii) a grant of 1,028,050 RSUs which will vest with respect to (A) 20% of such shares in the event the average closing price of our common stock is at least $7.00 per share for 65 consecutive trading days, (B) an additional 30% of such shares in the event the average closing price of our common stock is at least $10.00 per share for 65 consecutive trading days and (C) the remaining 50% of such shares in the event the average closing price of our common stock is at least $15.00 per share for 65 consecutive trading days, subject to continued service. Under the employment agreement, Mr. Pallack is eligible for an annual incentive cash bonus, the targets and the amount of which with respect to a particular year will be determined by the Compensation Committee, based on the achievement of corporate and/or individual performance objectives to be established by the Compensation Committee in consultation with Mr. Pallack. For the fiscal year ended December 31, 2018, Mr. Pallack was eligible for a cash bonus based upon the Company’s revenue and EBITDA during the year. Mr. Pallack is also eligible to participate in our employee benefit plans on the same terms as other regular, full-time employees.

William A. Seagrave. Effective July 24, 2017, we entered into an employment agreement with Mr. Seagrave. Pursuant to the terms of the employment agreement dated July 24, 2017, Mr. Seagrave is eligible for the following in compensation: (i) an annual base salary of $300,000, which will be reviewed annually by our Compensation Committee and may be increased, but not decreased, (ii) a grant of options to purchase 100,000 shares of our common stock, which will vest ratably over four years, and (iii) a grant of 225,468 RSUs which will vest with respect to (A) 20% of such shares in the event the average closing price of our common stock is at least $7.00 per share for 65 consecutive trading days, (B) an additional 30% of such shares in the event the average closing price of our common stock is at least $10.00 per share for 65 consecutive trading days and (C) the remaining 50% of such shares in the event the average closing price of our common stock is at least $15.00 per share for 65 consecutive trading days, subject to continued service. Under the employment agreement, Mr. Seagrave is eligible for an annual incentive cash bonus, the targets and the amount of which with respect to a particular year will be determined by the Compensation Committee, based on the achievement of corporate and/or individual performance objectives to be established by the Compensation Committee in consultation with Mr. Seagrave. For the fiscal year ended December 31, 2018, Mr. Seagrave was eligible for a cash bonus based upon the Company’s revenue and EBITDA during the year. Mr. Seagrave is also eligible to participate in our employee benefit plans on the same terms as other regular, full-time employees.

Mark Del Priore. Effective July 24, 2017, we entered into an employment agreement with Mr. Del Priore. Pursuant to the terms of the employment agreement dated July 24, 2017, Mr. Del Priore was eligible for the following in compensation: (i) an annual base salary of $225,000, (ii) a grant of options to purchase 100,000 shares of our common stock, which was to vest ratably over four years, and (iii) a grant of 225,468 RSUs which was to vest with respect to (A) 20% of such shares in the event the average closing price of our common stock is at least $7.00 per share for 65 consecutive trading days, (B) an additional 30% of such shares in the event the average closing price of our common stock is at least $10.00 per share for 65 consecutive trading days and (C) the remaining 50% of such shares in the event the average closing price of our common stock is at least $15.00 per share for 65 consecutive trading days, subject to continued service. Mr. Del Priore was also eligible to receive annual cash bonuses. Mr. Del Priore resigned his employment as of July 23, 2018.

Bruce Rogers. On February 13, 2018, we entered into an employment offer letter with Mr. Rogers. As compensation for his services, we agreed to pay Mr. Rogers an annual base salary of $250,000, and Mr. Rogers is entitled to receive a discretionary annual bonus of up to $175,000, with the payment of such bonus to be based on Mr. Rogers’ achievement of certain performance goals to be established between Mr. Rogers and his manager. In connection with the offer letter, Mr. Rogers received a grant of stock options to purchase 50,000 shares of our Common Stock, which options vest over a four year period subject to Mr. Rogers’ continued employment with the Company. Mr. Rogers is also entitled to participate in the Company’s group health, disability and term life insurance plans. Further in connection with the offer letter, Mr. Rogers entered into a confidential information and inventions assignment agreement with the Company.

Severance Benefits

Pursuant to the terms of the employment agreements with Messrs. Pallack, Seagrave and Del Priore, in the event of (i) termination without Cause (as defined in the employment agreements), (ii) termination by the executive for Good Reason (as defined in the employment agreements) or (iii) termination without Cause or for Good Reason following a change in control, Messrs. Pallack, Seagrave and Del Priore will be entitled to receive severance benefits. The employment agreements with Messrs. Pallack, Seagrave and Del Priore provide for severance benefits as follows: (i) continuation of base salary for a period equal to twelve months following the termination date, (ii) a cash bonus equal to 100% of base salary which shall be paid at the time annual bonuses are generally paid to the Company’s other executives, (iii) accelerated vesting of certain equity awards, and (iv) payment of COBRA premiums for the executives and their eligible dependents for a period of twelve months. Receipt of severance benefits shall be contingent upon Messrs. Pallack, Seagrave and Del Priore executing and delivering a general release of claims in favor of the Company and its related persons.

In addition, the employment agreements with Messrs. Pallack, Seagrave and Del Priore provide for payment of: (i) any salary earned and accrued but unpaid prior to the termination date, (ii) payment for all accrued but unused paid time off and (iii) any documented business expenses incurred in accordance with the Company’s polices.

In connection with Mr. Del Priore’s departure on July 23, 2018, we entered into a Separation Agreement and Mutual Release, dated September 11, 2018, between Mr. Del Priore and the Company, which provided the following: (i) the Company will continue to pay Mr. Del Priore his base salary $225,000 per annum for a period of twelve months immediately following his resignation date, which amount shall be payable in accordance with the Company’s standard payroll practices; (ii) the Company will pay Mr. Del Priore an amount equal to $225,000, which amount shall be paid in one lump sum in calendar year 2019, at the time annual bonuses are paid to the Company’s other senior executives (or, if no such bonuses are paid by June 30, 2019, then on or before that date); (iii) the Company will accelerate the vesting of that certain stock option that was granted to Mr. Del Priore pursuant to his employment agreement to purchase an aggregate of 100,000 shares of the Company’s common stock, par value $0.001 per share, at a per share exercise price equal to $6.01 per share (representing the closing price of the Common Stock on Nasdaq on the date of grant); (iv) the Company will accelerate the vesting of a portion of that certain restricted stock unit award that was granted to Mr. Del Priore pursuant to his employment agreement with respect to a total of 64,397 shares of the Company’s Common Stock; and (v) the Company will waive the applicable COBRA premium otherwise payable for continuation of health insurance coverage for Mr. Del Priore, his spouse and eligible dependents for a period equal to twelve months immediately following his resignation date.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers during our fiscal years ended December 31, 2017 and December 31, 2018.

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Thomas J. Pallack Chief Executive Officer	2018	350,000	--	--	--	--	--		350,000
	2017	189,583	--	343,002	2,132,640	700,000	--		3,365,225

William A. Seagrave Chief Operating Officer	2018	300,000	--	--	--	--	--		300,000
	2017	162,500	--	75,226	533,160	600,000	--		1,370,886

Mark Del Priore Chief Financial Officer(1)	2018	126,500	--	--	--	--	607,414	(2)	733,914
	2017	121,875	--	75,226	533,160	450,000	--		1,180,261

Bruce Rogers Senior Vice President, Marketing	2018	200,000	100,000	--	--	--	--		300,000
	2017	--	--	--	--	--	--		--

(1)	Mr. Del Priore resigned as Chief Financial Officer on July 23, 2018.

(2)	Represents severance compensation payable to Mr. Del Priore pursuant to a separation agreement and mutual release entered into between Mr. Del Priore and the Company in the following amounts: (i) $225,000 in severance compensation payable from July 24, 2018 to July 23, 2019 in accordance with the Company’s standard payroll practices; (ii) $225,000 payable in a lump sum at the time the Company pays bonuses in calendar year 2019; and (iii) waiver of COBRA premiums in the amount of $25,401. Additionally represents the value of the acceleration of 64,397 restricted stock units granted to Mr. Del Priore pursuant to his employment agreement, which had a fair value of $132,013, reflecting a per share price of $2.05, which was the closing trading price for the Company’s Common Stock on September 11, 2018. The Company also accelerated a stock option to purchase 100,000 shares of the Company’s Common Stock, to which no value was attributed due to such option award having no intrinsic value.

Outstanding Equity Awards

The following table details the outstanding equity awards held by our named executive officers as of December 31, 2018.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)		Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

Thomas J. Pallack	100,000	(1)	300,000	(1)	$6.01	7/24/2027	1,028,050	(3)	$925,245

William A. Seagrave	25,000	(1)	75,000	(1)	$6.01	7/24/2027	225,468	(3)	$202,921

Mark Del Priore	--		--		$--	--	--		$--

Bruce Rogers	--		50,000	(2)	$2.17	8/8/28	--		$--

(1)	The amounts reported herein reflect a one-time grant of time-vested options on July 24, 2017 to each of Messrs. Pallack and Seagrave pursuant to their respective employment agreements. The grants vest ratably on the first four anniversaries of July 24, 2017, subject to continuous service.

(2)	The amount reported herein reflects a time-vested option to purchase 50,000 shares of Common Stock granted to Mr. Rogers on August 8, 2018. The grant vests as follows: (i) 25% on the first anniversary of the grant and (ii) the remainder vests monthly with respect to 1/48th of the grant, subject to continuous service.

(3)	The amounts reported herein reflect a one-time grant of performance-based RSUs to each of Messrs. Pallack and Seagrave pursuant to their respective employment agreements. Each such grant will vest with respect to (A) 20% of such shares in the event the average closing price of our common stock is at least $7.00 per share for 65 consecutive trading days, (B) an additional 30% of such shares in the event the average closing price of our common stock is at least $10.00 per share for 65 consecutive trading days and (C) the remaining 50% of such shares in the event the average closing price of our common stock is at least $15.00 per share for 65 consecutive trading days, subject to continuous service.

DIRECTOR COMPENSATION

Our non-employee Board of Director members are compensated for their services to the Company below:

●	an annual cash retainer of $50,000, payable quarterly;

●	an annual grant of time-vested RSUs that would vest upon the next annual meeting of stockholders, with a grant date fair value of $50,000;

●	a $12,500 annual retainer to the Chairman of the Audit Committee, a $15,000 annual retainer to the chair of the Compensation Committee, a $10,000 annual retainer to the chair of the Governance and Nominating Committee and a $75,000 annual retainer to the Chairman of the Board, either in the form of cash payable in quarterly installments, RSUs vesting in quarterly installments, or a combination thereof at the election of the director; and

●	reimbursement of their expenses for travelling, hotel and other expenses reasonably incurred in connection with attending Board or committee meetings or otherwise in connection with the Company’s business.

The following table sets forth compensation received by our non-employee directors in the fiscal year ended December 31, 2018.

Name	Fees earned or paid in cash ($)	Stock awards ($)(6)		Total ($)
Jonathan Bond (1)	26,042	50,000	(4)	76,042
Steven Bornstein	54,167	--		54,167
Steven Felsher (1)	17,708	50,000	(4)	67,708
Bonin Bough (1)	10,417	50,000	(4)	60,417
Brett O’Brien (2)	10,147	50,000	(5)	60,147
Michael Durden (3)	73,192	--		73,192
Itzhak Fisher (3)	47,301	--		47,301
Brent Rosenthal (3)	23,545	--		23,545
Karen Seminara Patton (3)	63,856	--		63,856

(1)	Each of Messrs. Bond, Felsher, and Bough, was elected to the Board July 14, 2018.

(2) (3)

Mr. O’Brien was elected to the Board on July 24, 2018.

In November 2018, Mr. Durden did not stand for re-election to the Board during the Company’s annual meeting of stockholders. Each of Messrs. Fisher and Rosenthal and Ms. Seminara Patton resigned from our Board on July 16, 2018.

(4)	The amounts reported herein reflect grants of time-vested RSUs to each of Messrs. Bond, Felsher, and Bough and reflect the grant date fair value of these time-vested RSUs, calculated in accordance with FASB ASC Topic 718. Such RSUs vested upon the Company’s annual meeting of stockholders in 2018. The assumptions used by the Company in calculating the amounts in the table above are incorporated herein by reference to the footnotes to the financial statements in the Original Form 10-K.

(5)	The amounts reported herein reflect grants of time-vested RSUs to Mr. O’Brien and reflect the grant date fair value of these time-vested RSUs, calculated in accordance with FASB ASC Topic 718. Such RSUs vested upon the Company’s annual meeting of stockholders in 2018. The assumptions used by the Company in calculating the amounts in the table above are incorporated herein by reference to the footnotes to the financial statements in the Original Form 10-K.

(6)	As of December 31, 2018, the aggregate number of options and RSUs subject to awards outstanding held by each of our non-employee directors were as set forth in the table below. Mr. Rosenthal forfeited the following RSU’s on July 14, 2018: (i) 5,747 RSU’s not vested for June 1, 2019 and (ii) 11,494 RSU’s not vested upon the Company’s annual meeting of the stockholders in 2018. Mr. Fisher forfeited the following RSU’s on July 14, 2018: (i) 5,747 RSU’s not vested for June 1, 2019 and (ii) 11,494 RSU’s not vested upon the Company’s annual meeting of the stockholders in 2018. Ms. Seminara Patton forfeited the following RSU’s on July 14, 2018: (i) 4,641 RSU’s not vested for June 1, 2019 and (ii) 9,282 RSU’s not vested upon the Company’s annual meeting of the stockholders in 2018. Mr. Durden forfeited the following RSU’s on November 16, 2018: 5,747 RSU’s not vested for June 1, 2019. The assumptions used by the Company in calculating the amounts in the table above are incorporated herein by reference to the footnotes to the financial statements in the Original Form 10-K.

Name	Options (#)	RSUs (#)
Jonathan Bond	--	--
Steven Bornstein	--	4,641
Steven Felsher	--	--
Bonin Bough	--	--
Brett O’Brien	--	--
Michael Durden	--	--
Itzhak Fisher	--	--
Brent Rosenthal	20,000	--
Karen Seminara Patton	--	--

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 26, 2019, the beneficial ownership of our common stock by each of our directors, each of our named executive officers, each person known to us to beneficially own 5% or more of our common stock, and all of our executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly, and percentages shown in the table below are based on 25,529,078 shares outstanding as of April 26, 2019. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules attribute beneficial ownership of securities as of a particular date to persons who hold options or warrants to purchase shares of common stock and that are exercisable within 60 days of such date. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address is c/o SITO Mobile, Ltd., 100 Town Square Place, Suite 204, Jersey City, New Jersey 07310.

Name(1)	Shares	Percentage
Jonathan Bond	33,164	*	%
Thomas J. Pallack (2)(3)	214,983	*	%
Steven Bornstein (2)(4)	44,564	*	%
Steven Felsher	23,364	*	%
Bonin Bough	28,964	*	%
Brett O’Brien	14,038	*	%
William Seagrave(2)(5)	92,164	*	%
Mark Del Priore (6)	109,173	*	%
Bruce Rogers(2)	--	--%

Directors, and Executive Officers as a Group (12 persons)(1)(2)	560,414	2.2%

Nicole Braun (7)	1,926,862	7.5%

(1)	In accordance with Item 403 of Regulation S-K promulgated under the Securities Act and the Exchange Act, only directors and named executive officers are separately identified in the table above; however, our directors and executive officers as a group includes each of our current executive officers.

(2)	Beneficial ownership set forth above does not include certain stock options and RSUs, which do not by their terms become exercisable within 60 days of April 26, 2019. Unvested RSUs for each of our named executive officers, directors and directors and executive officers as a group is as follows:

Name	Unvested Restricted Stock Units	Unvested Stock Options
Jonathan Bond	--	--
Thomas J. Pallack	1,028,050	300,000
Steven Bornstein	--	--
Steven Felsher	--	--
Bonin Bough	--	--
Brett O’Brien	--	--
William Seagrave	225,468	75,000
Mark Del Priore	--	--
Bruce Rogers	--	100,000
Directors and Executive Officers as a Group (12 persons)	1,253,518	825,000

(3)	Shares beneficially owned consist of (i) 114,983 shares of common stock and (i) options to purchase 100,000 shares of common stock that are exercisable within 60 days of April 26, 2019. Mr. Pallack’s beneficial ownership does not include 1,028,050 RSUs and 300,000 options to purchase common stock at an exercise price of $6.01 per share. Mr. Pallack’s RSUs will vest with respect to (i) 20% of such shares in the event the average closing price of our common stock is at least $7.00 per share for 65 consecutive trading days, (ii) an additional 30% of such shares in the event the average closing price of our common stock is at least $10.00 per share for 65 consecutive trading days and (iii) the remaining 50% of such shares in the event the average closing price of our common stock is at least $15.00 per share for 65 consecutive trading days, subject to continuous service. Mr. Pallack’s unvested stock options will vest ratably on each of July 24, 2019, July 24, 2020 and July 24, 2021, subject to continuous service. See footnote (2) above.

(4)	Shares beneficially owned consist of (i) 38,923 shares of common stock owned by Mr. Bornstein; (ii) 4,641 shares of common stock subject to RSUs that will vest within 60 days of April 26, 2019; and (iii) 1,000 shares of common stock held by Mr. Bornstein’s children.

(5)	Shares beneficially owned consist of (i) 67,164 shares of common stock and (ii) vested options to purchase 25,000 shares of common stock. Mr. Seagrave’s beneficial ownership does not include 225,468 RSUs and 75,000 options to purchase common stock at an exercise price of $6.01 per share. Mr. Seagrave’s RSUs will vest with respect to (i) 20% of such shares in the event the average closing price of our common stock is at least $7.00 per share for 65 consecutive trading days, (ii) an additional 30% of such shares in the event the average closing price of our common stock is at least $10.00 per share for 65 consecutive trading days and (iii) the remaining 50% of such shares in the event the average closing price of our common stock is at least $15.00 per share for 65 consecutive trading days, subject to continuous service. Mr. Seagrave’s unvested stock options will vest ratably on each of July 24, 2019, July 24, 2020 and July 24, 2021, subject to continuous service. See footnote (2) above.

(6)	Shares beneficially owned consist of (i) 44,776 shares of common stock issued to Mr. Del Priore in lieu of a cash bonus in connection with the executives 2017 bonus plan and (iii) 64,397 shares of common stock issued upon the vesting of RSUs granted pursuant to Mr. Del Priore’s employment agreement.

(7)	Based on information received on April 27, 2018 from Ms. Braun.

(*)	Less than 1%.

Equity Compensation Plan Information

The following table reflects information for equity compensation plans and arrangements for any and all directors, officers, employees and/or consultants through December 31, 2018.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,628,159	(1)	$3.53	1,088,917
Equity compensation plans not approved by security holders	1,102,700		6.17	465,806
Total	2,730,859		$4.85	1,554,723

(1)	These amounts include 1,293,159 RSUs, which do not factor into the weighted average exercise price of outstanding options, warrants and rights.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related-Party Transactions

The Company has not been a party to any transaction since January 1, 2019 in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of 5% or more of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.

Policies and Procedures for Approving Transactions with Related Persons

The independent members of our Board are responsible for reviewing and approving related person transactions, either in advance or when we become aware of a related person transaction that was not reviewed and approved in advance; however, our Board has not yet adopted a written policy or procedures governing its approval of transactions with related persons. During 2018, there were no related party transactions requiring review by our Board.

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

Our Board undertook a review of the composition of the Board and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board has determined that each of our directors, with the exception of Mr. Pallack, our Chief Executive Officer, is an “independent director” as defined under the Nasdaq Listing Rules. Our Board also determined that Messrs. Bond and Felsher, who serve on our Audit Committee, Messrs. Bond, Bornstein and Bough, who serve on our Compensation Committee, and Messrs. Bough, O’Brien, and Felsher, who serve on our Governance and Nominating Committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq Listing Rules, as applicable. In making the independence determinations set forth above, our Board considered the relationships that each such non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director. There are no family relationships among any of our directors or executive officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Changes in Independent Registered Public Accounting Firm

On January 10, 2018, the Audit Committee completed a competitive process to select the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2017. As a result of this process, the Audit Committee appointed BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018.

During the Company’s fiscal years ended December 31, 2017, and December 31, 2018 and through January 12, 2019, neither the Company nor anyone on its behalf consulted with BDO regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided by BDO to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Principal Accounting Fees for Audit of 2018 Financial Statements

BDO served as our principal accountant for the fiscal year ended December 31, 2018. In connection with filing the Original Form 10-K, our Audit Committee reviewed and discussed with representatives of BDO our audited financial statements for the twelve months ended December 31, 2018 with our management, and the matters required to be discussed by the Statement on Auditing Standards, as amended.

Audit Fees

Audit fees include fees for the audit of our annual financial statements included in our Forms 10-K and for the review of our quarterly financial statements included in our Forms 10-Q.  The aggregate audit fees billed and expected to be billed for the years ended December 31, 2018 and December 31, 2017, respectively, were $359,263 and $286,000.

Audit-Related Fees

The aggregate fees billed for assurance and related services by BDO that are reasonably related to the performance of the audit or review of the Company’s financial statements for the year ended December 31, 2018 were $143,072. Such fees were for services including valuation of RSUs, SAB 99 evaluation, the Company’s filing of a Registration Statement on Form S-8, procedures related to internal investigations and BDO’s review of the Company’s ability to continue as a going concern. No such fees were billed for the year ended December 31, 2017.

Tax Fees

No aggregate fees were billed for professional services rendered by BDO for tax compliance, tax advice, and tax planning for the years ended December 31, 2018 and December 31, 2017.

All Other Fees

No non-audit fees were billed to the Company by BDO for the year ended December 31, 2018 or the year ended December 31, 2017.

Audit Committee Pre-Approval Policies

Our Audit Committee has approved BDO’s performance of services for the audit of our financial statements included in the Original Form 10-K. Audit-related fees, tax fees, and all other fees, if any, are approved by the Audit Committee.

Work Performed by Others

The percentage of hours expended on BDO’s engagement to audit our financial statements for the fiscal year ended December 31, 2018, that were attributed to work performed by persons other than BDO’s full-time, permanent employees was, in each case, less than 50 percent.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—See Item 8 of the Original Form 10-K.

(2)	Financial Statement Schedules — None

(3)	Exhibits—See Item 15(b) of this report.

(b)	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of SITO Mobile, Ltd. filed with the Secretary of State, State of Delaware September 25, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 7, 2013).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant filed with the Secretary of State of Delaware on September 26, 2014 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2014).
3.3	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2015).
3.4	Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2016).
3.5	Amended and Restated Bylaws of SITO Mobile, Ltd. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2017).
3.6	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on April 4, 2017 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
4.1	Section 382 Tax Benefits Preservation Plan, dated as of April 3, 2017, by and between SITO Mobile, Ltd. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017).
10.1+	2008 Stock Option Plan for SITO Mobile, Ltd. (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2008).
10.1.1+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2008 Stock Option Plan. (incorporated by reference to Exhibit 10.7.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 12, 2010).
10.5+	2009 Employee and Consultant Stock Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (SEC File No. 333-163557) filed with the SEC on December 8, 2009).
10.5.1+	Form of stock grant acknowledgement letter under 2009 Employee and Consultant Stock Plan (incorporated by reference to Exhibit 10.16.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on November 12, 2010).
10.6+	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and Mark Del Priore (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.7+	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and William A. Seagrave (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)

10.8+	Employment Agreement dated as of July 24, 2017, by and between SITO Mobile, Ltd. and Thomas J. Pallack (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.9+	2010 Stock Option Plan (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 29, 2010).
10.9.1+	Certificate regarding amendment of 2010 Stock Plan (incorporated by reference to Exhibit 10.32.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 24, 2011).
10.9.2+	Form of Notice of Stock Option Grant/Stock Option Agreement under 2010 Stock Plan (incorporated by reference to Exhibit 10.32.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 24, 2011).
10.9.3+	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.9.4+	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017)
10.9.5+	Form of Director RSU Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017)
10.10+	Form of Director’s and Officer’s Indemnification Agreement (incorporated by reference from the registrant’s Current Report on 8-K filed with the SEC on March 31, 2017).
10.11+	2017 Equity Incentive Plan for SITO Mobile, Ltd. (incorporated by reference to the exhibit 10.11 from the registrant’s Form 10-K/A filed with the SEC on April 30, 2018).
10.12+	Separation Agreement and Mutual Release dated as of September 11, 2018, by and between SITO Mobile, Ltd. and Mark Del Priore (incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2018).
10.13+	Offer Letter, dated as of January 31, 2019 related to the employment of Terry Lynn with SITO Mobile, Ltd. (incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2019).
10.14	Financing and Security Agreement, dated as of February 11, 2019, by and among SITO Mobile, Ltd., SITO Mobile Solutions, Inc., SITO Mobile, Media, Inc., Doublevision Networks, Inc., SITO Mobile R&D IP, LLC, and Fast Pay Partners LLC (incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2019).
10.16+†	Offer Letter dated February 13, 2018, by and between SITO Mobile, Ltd. and Bruce Rogers.
16.1	Letter from RBSM LLP dated January 12, 2018 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2018).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 2, 2014).
23.1	Consent of BDO USA LLP (incorporated by reference to the exhibit 23.1 from the registrant’s Form 10-K filed with the SEC on April 1, 2019).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (incorporated by reference to the exhibit 31.1 from the registrant’s Form 10-K filed with the SEC on April 1, 2019).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (incorporated by reference to the exhibit 31.2 from the registrant’s Form 10-K filed with the SEC on April 1, 2019).
31.3†	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.4†	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the exhibit 32.1 from the registrant’s Form 10-K filed with the SEC on April 1, 2019).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the exhibit 32.2 from the registrant’s Form 10-K filed with the SEC on April 1, 2019).
101.INS	XBRL Instance Document (incorporated by reference to the exhibit 101.INS from the registrant’s Form 10-K filed with the SEC on April 1, 2019).
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to the exhibit 101.SCH from the registrant’s Form 10-K filed with the SEC on April 1, 2019).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to the exhibit 101.CAL from the registrant’s Form 10-K filed with the SEC on April 1, 2019).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to the exhibit 101.DEF from the registrant’s Form 10-K filed with the SEC on April 1, 2019).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to the exhibit 101.LAB from the registrant’s Form 10-K filed with the SEC on April 1, 2019).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to the exhibit 101.PRE from the registrant’s Form 10-K filed with the SEC on April 1, 2019).

+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

†	Filed herewith.

[1]	Exhibits 32.1 and 32.2 shall not be deemed “filed” with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITO MOBILE, LTD.

Date: April 30, 2019	By:	/s/ Thomas J. Pallack
Thomas J. Pallack Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2019	By:	/s/ Terrance S. Lynn
Terrance S. Lynn, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)