Form 10-Q
period 2019-03-31
SITO MOBILE, LTD.
filed 2019-05-15
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SITO	The Nasdaq Capital Market

The number of shares outstanding of each of the issuer’s classes of common equity as of May 14, 2019: 25,641,812 shares of common stock.

i

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SITO MOBILE, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31,
	(Unaudited)	2018
Assets
Current assets
Cash and cash equivalents	$1,759,927	$2,597,246
Accounts receivable, net	8,515,888	10,206,664
Other receivable	58,410	-
Other prepaid expenses	343,917	469,041

Total current assets	10,678,142	13,272,951

Property and equipment, net	311,000	331,635

Other assets
Capitalized software development costs, net	1,382,839	861,699
Intangible assets:
Patents	606,366	630,857
Other intangible assets, net	829,257	897,007
Operating Lease ROU Assets, net	243,010	311,717
Goodwill	6,444,225	6,444,225
Other assets	124,633	125,543

Total other assets	9,630,330	9,271,048

Total assets	$20,619,472	$22,875,634

See accompanying Notes to Unaudited Consolidated Financial Statements

SITO MOBILE, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31,
	(Unaudited)	2018
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,126,305	$4,377,805
Accrued expenses	4,362,357	4,610,146
Other current liabilities	376,859	3,571
Deferred revenue	175,000	264,493
Operating lease liabilities	260,610	307,536
Warrant liability	494,445	174,684

Total current liabilities	11,795,576	9,738,235

Long-term liabilities
Operating lease liabilities	-	27,062
Other liabilities	6,744	7,644

Total long-term liabilities	6,744	34,706

Total liabilities	11,802,320	9,772,941

Commitments and contingencies

Stockholders’ Equity
Common stock, $.001 par value; 100,000,000 shares authorized, 25,641,812 shares issued and outstanding as of March 31, 2019; and 25,529.078 December 31, 2018 respectively	25,642	25,529
Additional paid-in capital	186,747,725	185,983,896
Accumulated deficit	(177,956,215)	(172,906,732)

Total stockholders’ equity	8,817,152	13,102,693

Total liabilities and stockholders’ equity	$20,619,472	$22,875,634

See accompanying Notes to Unaudited Consolidated Financial Statements

SITO MOBILE, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenue
Media placement	$8,430,376	$11,144,652
Total revenue	8,430,376	11,144,652

Cost of Revenue
Cost of revenue	5,572,737	6,697,876
Gross profit	2,857,639	4,446,776

Operating Expenses
Sales and marketing	4,038,116	5,260,251
General and administrative	3,401,172	4,949,383
Depreciation and amortization	148,826	185,805
Total operating expenses	7,588,114	10,395,439

Loss from operations	(4,730,475)	(5,948,663)

Other Income (Expense)
(Loss) gain on revaluation of warrant liability	(319,761)	641,216
Other income	388	86,079
Interest (expense) income, net	(155)	3,974

Net loss before income taxes	(5,050,003)	(5,217,394)

Income tax benefit (expense)	520	(31,385)

Net loss from operations	$(5,049,483)	$(5,248,779)

Basic and diluted net (loss) per share	$(0.20)	$(0.22)

Basic and diluted weighted average shares outstanding	25,545,362	23,724,307

See accompanying Notes to Unaudited Consolidated Financial Statements

SITO MOBILE, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	22,039,529	$22,039	$165,008,927	$(155,841,125)	$9,189,841

Issuance of common stock, net of stock issuance costs	2,990,000	2,990	13,781,511	-	13,784,501
Shares issued on exercise of stock options	77,420	77	116,174	-	116,251
Shares issued on exercise of restricted stock units	8,621	9	(9)	-	0
Compensation recognized on option grants	-	-	1,137,246	-	1,137,246
Compensation recognized on restricted stock units	-	-	952,082	-	952,082
Net loss for the period ended March 31, 2018	-	-	-	(5,248,779)	(5,248,779)

Balance - March 31, 2018 (Unaudited)	25,115,570	25,115	180,995,931	(161,089,904)	19,931,142

Shares issued related to 2017 annual bonus for executives	222,425	223	893,927	-	894,150
Shares issued on exercise of restricted stock units	191,083	191	(191)		0
Compensation recognized on option grants	-	-	2,793,275	-	2,793,275
Compensation recognized on restricted stock units	-	-	1,300,954	-	1,300,954
Net loss for the period ended December 31, 2018	-	-	-	(11,816,828)	(11,816,828)

Balance - December 31, 2018	25,529,078	25,529	185,983,896	(172,906,732)	13,102,693

Shares issued as part of settlement	112,734	113	223,100		223,213
Compensation recognized on option grants	-	-	395,800	-	395,800
Compensation recognized on restricted stock units	-	-	144,929	-	144,929
Net loss for the period ended March 31, 2019	-	-	-	(5,049,483)	(5,049,483)

Balance - March 31, 2019 (Unaudited)	25,641,812	$25,642	$186,747,725	$(177,956,215)	$8,817,152

See accompanying Notes to Unaudited Consolidated Financial Statements

SITO MOBILE, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(5,049,483)	$(5,248,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	40,239	40,544
Amortization expense - software development costs	161,596	208,554
Amortization expense - patents	39,927	76,463
Amortization expense - intangible assets	67,750	67,750
Amortization expense - other assets	910	1,048
Operating leases rent expense	76,595	76,595
Loss on disposition of assets	-	5,871
Loss (gain) on revaluation of warrant liability	319,761	(641,216)
Stock option compensation expense	395,800	1,137,246
Restricted stock compensation expense	368,142	952,082
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	1,690,776	4,048,259
Decrease (increase) in prepaid expenses	125,124	(152,390)
(Increase) in other receivable	(58,410)	-
Decrease (increase) in other assets	-	(10,680)
Increase (decrease) in accounts pay able	1,748,500	(2,663,396)
(Decrease) in accrued expenses	(247,789)	(3,309,912)
Increase in other payable	373,288	-
Decrease in operating lease liabilities	(81,888)	(81,346)
(Decrease) in deferred revenue	(89,493)	(1,839)
Net cash used in operating activities	(118,655)	(5,495,146)

Cash Flows from Investing Activities
Patents and patent applications costs	(15,436)	(12,647)
Purchase of property and equipment	(19,604)	(21,999)
Capitalized software development costs	(682,736)	(43,906)
Net cash used in investing activities	$(717,776)	$(78,552)

See accompanying Notes to Unaudited Consolidated Financial Statements

SITO MOBILE, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$-	$13,784,501
Proceeds from exercise of stock options	-	116,251
Principal reduction on finance lease liabilities	(888)	(1,483)
Net cash (used in) provided by financing activities	(888)	13,899,269

Net (decrease) increase in cash and cash equivalents	(837,319)	8,325,571

Cash and cash equivalents - beginning of period	2,597,246	3,611,438

Cash and cash equivalents - ending of period	$1,759,927	$11,937,009

Supplemental Information:

Interest expense paid	$172	$68
Income taxes paid	$1,667	$-

Supplemental Disclosures of Non-Cash Activities:

Investing Activities
Finance lease ROU assets acquired	$-	$14,173
Operating lease liability accretion	$7,900	$14,987

See accompanying Notes to Unaudited Consolidated Financial Statements

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

1.	Organization

SITO Mobile, Ltd. (“SITO”, the “Company”, “our”, “we”, and “us”) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc. On May 12, 2008, the Company changed its name to Single Touch Systems, Inc. and on September 26, 2014, it changed its name to SITO Mobile, Ltd.

SITO develops customized, data-driven solutions for brands that span all forms of media and provides strategic insights. Our platform is designed to provide in-depth understanding of customer interests, actions, and experiences that assist brands in maximizing their targeted market penetration. The platform provides real-time, location-based data to its customers.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of SITO Mobile, Ltd. and its wholly owned subsidiaries, SITO Mobile Solutions Inc., SITO Mobile R&D IP, LLC, SITO Mobile Media Inc. and DoubleVision Networks Inc. (“DoubleVision”). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“US GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the unaudited consolidated financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year-ended December 31, 2018 filed on April 1, 2019.

The consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company has sustained net losses since inception and has experienced negative cash flows from operations. As of March 31, 2019, the Company has an accumulated deficit of approximately $178 million. As shown in the unaudited consolidated statement of operations, the Company incurred an approximate net loss of $5.0 million for the three-months ended March 31, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these unaudited consolidated financial statements.

Management’s plans, as they relate to these conditions, include monitoring and/or reducing expenditures in non-critical areas, continuing to execute the Company’s plan to seek longer and more profitable customer agreements and seeking additional capital, as needed.

The Company’s existence is dependent upon management’s ability to identify additional sources from which to obtain funding and/or to enter into significant (e.g., large-scale, multi-year), contracts. There can be no assurance that the Company’s efforts will result in the resolution of the Company’s liquidity needs. These unaudited consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Revenue Recognition and Deferred Revenue

Adoption of Accounting Standards Codification (“ASC”) - Topic 606 (“Topic 606”), “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with US GAAP preceding Topic 606 and the methodologies adopted by the Company thereunder. There was no adjustment to accumulated deficit at January 1, 2018 attributable to the impact of adopting Topic 606.

Topic 606 requires that revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration that an entity expects to receive in exchange for those services. To achieve this core principal, Topic 606 follows a five-step approach:

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

2)	Identify of the performance obligations in the contract

At contract inception, an entity shall assess the goods or services promised in a contract with a customer and shall identify as a performance obligation each promise to transfer such goods or deliver such services to the customer. To be separately recognized, performance obligations must be distinct. For a performance obligation to be distinct, both the following criteria must exist: (i) the customer can benefit from the service either on its own or together with other resources that are readily available from the Company or third parties and (ii) the goods or services are separately identifiable from other promises in the contract. If these criteria are not met, the promised services are accounted for as a combined performance obligation.

3)	Determine the transaction price

The transaction price is the amount of total contract consideration the Company expects to receive for carrying out its contractual obligations.

4)	Allocation of the transaction price to the performance obligations in the contract

Once a contract and associated performance obligations have been identified and the transaction price has been determined, Topic 606 requires an entity to allocate the transaction price to each performance obligation. To allocate the transaction price to each identified performance obligation, the Company must accurately estimate the stand-alone selling price of each performance obligation. As a practical expedient, Topic 606 allows the Company to recognize revenue when it invoices a customer, if the right to payment from such customer corresponds directly with the value of the Company’s performance completed to date.

5)	Recognize revenue when, or as, performance obligations are satisfied

Revenue is recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. Control transfers either over time or at a point in time.

Media placement services constitute our core business from which we derive substantially all our revenue from contracts with customers. Our media placement contracts with customers predominantly contain a single performance obligation for which the related revenues are recognized over time, using an output measure to reflect progress. The Company invoices its customers as it performs its contractual obligations and therefore has adopted the aforementioned Topic 606 revenue recognition “right to invoice” practical expedient.

Media Placement

The Company’s media placement contracts with customers generally provide for the measurement of services based on the activity of mobile users viewing ads through developer applications and mobile websites. Mobile user activity consists of views, clicks, or actions on mobile advertisements placed by the Company. Based on the specific terms of the media placement contracts with customers, revenues are recognized as the Company’s advertising services are delivered, that is, when the Company has a right to invoice for its services. Most of the Company’s media placement services contracts have a performance term of less than twelve months and, generally, customer payments are received in a timely manner from the invoice date.

Revenue defined as media placement for the three-months ended March 31, 2019 and 2018 was $8,430,376 and $11,144,652, respectively.

Deferred Revenue

In certain situations, the Company will receive advances of its media placement services, which advances are recognized as deferred revenue in the unaudited consolidated balance sheets. As the Company delivers the contracted media placement services, deferred revenues are recognized in the unaudited consolidated statement of operations.

Sales commissions are generally expensed as incurred because the amortization period would be one year or less and the Company’s revenues are not given to significant cyclical fluctuation. Sales commissions are recognized in sales and marketing expenses in the accompanying unaudited consolidated statement of operations.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2019 and December 31, 2018, the Company does not have any cash equivalents.

Accounts Receivable, net

Accounts receivable are reported at the customers’ outstanding balances, less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on the historical write-off of receivables as a percentage of accounts receivable, as well as revenue and information collected from individual customers. Accounts receivable are charged off against the allowance when such amounts are not deemed collectable.

Property and Equipment, net

Property and equipment are stated at cost. Major renewals and improvements are capitalized while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are sold or disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses on sales or disposals of property and equipment are recognized in earnings.

Depreciation is computed on the straight-line and accelerated methods for both financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Asset Class	Useful Lives
Software development	3 years
Equipment and computer hardware	5 years
Office furniture	5 years
Leasehold improvements	5 years, or lease expiration if sooner

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360-10, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable or exceeds its fair value. We assess recoverability of the carrying value of an asset by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the future undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recognized equal to the amount by which the asset’s carrying value exceeds its fair value.

Goodwill

Goodwill represents the future economic benefits to be derived from non-individually identified or separately recognized assets acquired in a business combination. Goodwill generally may be computationally defined as the excess of the fair value of the consideration transferred over the acquisition-date fair values of the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquired assets.

ASC 350-20 requires that goodwill be tested at least annually for impairment. Application of the goodwill impairment test requires judgment, including determining the fair value. Significant judgments are required to estimate the fair value, including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. The Company has evaluated qualitative and quantitative factors (e.g., events, conditions) as of March 31, 2019 and December 31, 2018 and determined that there has been no impairment.

Capitalized Software Development Costs

The Company accounts for costs incurred to develop or purchase computer software for internal use in accordance with ASC Topic 350-40 “Internal-Use Software.” As required by ASC 350-40, the Company capitalizes the costs incurred during the application development stage, which include direct costs, including payroll and related payroll taxes and benefits. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over a period of three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment with respect to certain external factors, including, but not limited to, estimated economic life of three years. Amortization expense associated with capitalized software is recorded with cost of revenue.

Patent and Patent Application Costs

Intangible assets are recorded at cost and include patents developed and purchased. The cost of patents is amortized over their useful lives.

Leases

The Company reviews and evaluates its contracts to determine if any contain leases. As of March 31, 2019, and December 31, 2018, the Company has agreements with two providers that have been determined to contain leases. One of the agreements is for the Company’s primary office space and the other is for office equipment. In accordance with ASC Topic 842, which the Company adopted as of January 1, 2018, a contract contains a lease if it conveys a right to direct the use of an identified asset and derive substantially all the economic benefits from the use thereof. If a contract is determined to contain a lease, it is further evaluated for purposes of classifying the arrangement as a finance lease. Any arrangement that does not meet the criteria to be accounted for as a finance lease is an operating lease.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The accounting for income taxes under ASC Topic 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the three-months ended March 31, 2019, and year-ended December 31, 2018, respectively. When incurred the Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense.

Stock-Based Compensation

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

Pursuant to ASC 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the measurement date. The expense is recognized over the vesting period of the award. The Company records compensation expense based on the fair value of the award at the reporting date.

The value of the stock-based award is determined using the Binomial option-pricing model. The Binomial option-pricing model determines compensation cost as the excess of the fair value of the award at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the effect of the assumed conversion of warrants to common shares would have an anti-dilutive effect, diluted earnings (loss) per share is the same as basic earnings (loss) per share for the three-months ended March 31, 2019 and 2018.

Concentrations of Credit Risk

The Company’s primary banking relationship is with Wells Fargo Bank. The amount on deposit with Wells Fargo Bank may from time to time exceed federally insured limits. The Company also has a factoring arrangement, secured by its accounts receivable, with Fast Pay Partners, LLC.

For the three-months ended March 31, 2019 and 2018, the Company derived approximately 51.4% and 13% of total revenue from three customers and one customer, respectively.

The Company’s accounts receivable is typically unsecured and derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations of 3% of accounts receivable and 1% of revenue.

Business Combinations

The Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities are recognized at fair value at the date of acquisition. The excess of consideration transferred to acquire a business over the fair value of assets acquired, net of liabilities assumed is recognized as goodwill. Certain adjustments to the assessed fair values of the assets acquired and liabilities assumed are made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments to the assets acquired and liabilities assumed subsequent to the measurement period are recorded in income. Results of operations of acquired entities are included in the Company’s results from operations as of the date of acquisition. The Company expenses all acquisition related costs as incurred, which costs are classified as general and administrative expenses in the unaudited consolidated statements of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

Revenue Recognition

In May 2014, the FASB released “ASC 606 - Revenue from Contracts with Customers” which was updated in August 2015 by ASU 2015-14 – “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The Company applied the accounting guidance within ASC Topic 606 beginning with the reporting period for the three and nine months ended September 30, 2018. We believe the key changes in the standard that impact our revenue recognition relate to the allocation of contract revenue amongst various services and products, and the timing by which those revenues are recognized. The Company adopted ASC Topic 606 effective January 1, 2018 and did not make an adjustment to beginning accumulated deficit on January 1, 2018 as discussed in Note 2 – Summary of Significant Accounting Policies.

In April 2016, the FASB issued “ASU 2016–10- Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which provides clarification for identifying performance obligations and licensing implementation guidance. This updated standard affects “ASU 2014-09- Revenue from Contracts with Customers (Topic 606)”.

The Company adopted ASC Topic 606 using the modified retrospective approach. There were no material changes to the Company’s unaudited consolidated financial statements resulting from adoption of this standard.

Leases

In February 2016, the FASB issued  “ASU 2016-02 Leases,” amended by “ASU 2018-11 Leases: Targeted Improvements,” which provides new accounting and disclosure guidance for leasing activities, most significantly requiring that lessees recognize assets and liabilities for all leases with lease terms greater than twelve months and to provide additional disclosures. The Company adopted ASU 2016-02, which is included in the ASC Topic 842, as of January 1, 2018 using a retrospective approach. A retrospective approach applies the adopted standard to each prior period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the beginning of the earliest comparative period presented.

Adoption of ASC Topic 842 resulted in the Company recognizing a $311,717 operating lease Right-of-Use (“ROU”) asset and current and non-current operating lease liabilities of $334,598 on the consolidated balance sheet at December 31, 2018, which resulted in a $22,881 increase to the accumulated deficit as of that date. Other than first-time recognition of operating leases on its consolidated balance sheet, the implementation of ASC Topic 842 did not have a material impact on the Company’s consolidated financial statements. See Note 8 for additional disclosures.

Comprehensive Income

In February 2018, the FASB issued “ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The updated standard was effective for fiscal years beginning December 15, 2018. The Company does not have any transactions that require the reporting of comprehensive income under the standard.

Stock Compensation

In June 2018, the FASB issued “ASU 2018-07 - Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The requirements of Topic 718 apply to nonemployee awards except for specific guidance on inputs to an option-pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period).

ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, “Revenue from Contracts with Customers”. The Company adopted ASU 2018-07 effective January 1, 2019 and notes that the standard did not have a material effect on its unaudited consolidated financial statements.

Pronouncements Not Yet Adopted

Intangibles

In January 2017, the FASB issued “ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment”. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods occurring therewithin. The Company has not yet completed its determination of the effects of adopting ASU 2017-04.

In August of 2018, the FASB issued “ASU 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which is effective for the Company for periods beginning after December 31, 2019 including interim periods. This ASU provides guidance and establishes the accounting for fees paid in a cloud computing arrangement (i.e., hosting arrangement) that includes a software license. The Company has several arrangements that may be subject to this standard, which may require recognizing intangible assets for software licenses that may exist and corresponding liabilities for payments made over time. If the Company’s cloud computing arrangements do not include software licenses, the arrangements are service contracts the fees for which are expensed as incurred, which is how the Company currently accounts for these arrangements. The Company is currently in process of reviewing and assessing ASU 2018-15 to determine its impact, if any, on the Company’s consolidated financial statements.

3.	Accounts Receivable, net

Accounts receivable consist of the following:

	March 31,	December 31,
	2019	2018

Accounts receivable	$8,935,888	$10,626,664
Less: allowance for bad debts	(420,000)	(420,000)
Accounts receivable, net	$8,515,888	$10,206,664

4.	Property and Equipment, net

The following is a summary of property and equipment:

	March 31,	December 31,
	2019	2018
Equipment and computer hardware	$285,634	$268,662
Office furniture	259,452	256,820
Leasehold improvements	344,026	344,026

	889,112	869,508
Less: accumulated depreciation	(578,112)	(537,873)
	$311,000	$331,635

Depreciation expense for the three-months ended March 31, 2019 and March 2018 was $40,329 and $40,544, respectively.

5.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	March 31,	December 31,
	2019	2018

Capitalized software development costs	$3,835,625	$3,152,889
Less: accumulated amortization	(2,452,786)	(2,291,190)
	$1,382,839	$861,699

Amortization expense for the three-months ended March 31, 2019 and 2018 was $161,596 and $208,554, respectively.

As of March 31, 2019, amortization expense for the remaining estimated lives of these costs is as follows:

Year	Amortization expense
2019	$354,220
2020	449,432
2021	351,609
2022	227,578
$1,382,839

6.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	March 31,	December 31,
	2019	2018

Patent costs	$2,690,380	$2,674,944
Less: accumulated amortization	(2,084,014)	(2,044,087)
	$606,366	$630,857

Amortization expense for the three-months ended March 31, 2019 and March 31, 2018 was $39,927 and $76,463, respectively. The Company generally amortizes patent cost over a seven-year useful life.

As of March 31, a schedule of amortization expense over the estimated remaining lives of the patents for the next five fiscal years and thereafter is as follows:

Year	Amortization expense
2019	$120,900
2020	161,201
2021	73,204
2022	65,205
2023	63,096
Thereafter	122,760
$606,366

Other Intangible Assets, net

The following is a summary of other intangible assets:

	March 31,	December 31,
	2019	2018

Technology	$970,000	$970,000
Customer relationships	870,000	870,000
Less: accumulated amortization	(1,010,743)	(942,993)
	$829,257	$897,007

Amortization expenses for the three-months ended March 31, 2019 and 2018 was $67,750 and $67,750, respectively. The Company generally amortizes its technology and customer relationship other intangible assets over a 10- and 5-year useful life, respectively.

A schedule of amortization expense over the estimated remaining lives of the other intangible assets for the next five fiscal years and thereafter is as follows:

Year	Amortization expense
2019	$203,250
2020	187,536
2021	97,000
2022	97,000
2023	97,000
Thereafter	147,471
$829,257

Goodwill

There were no changes to the carrying values of goodwill for the three-months ended March 31, 2019.

	DoubleVision	Hipcricket, Inc.	Goodwill Total
Balance as of January 1, 2019	$4,549,928	$1,894,297	$6,444,225
No activity	-	-	-
Balance as of March 31, 2019	$4,549,928	$1,894,297	$6,444,225

7.	Accrued Expenses

The following is a summary of accrued expenses:

	March 31,	December 31,
	2019	2018

Accrued payroll and related expenses	$2,786,702	$3,452,303
Accrued cost of revenues	1,269,705	1,065,027
Accrued professional fees	305,950	92,816
	$4,362,357	$4,610,146

8.	Leases

Operating Leases

The Company reviews and evaluates its contracts to determine if any contain leases. As of March 31, 2019, and December 31, 2018, the Company has agreements with two providers that have been determined to contain leases. One of the agreements is for the Company’s primary office space and the other is for office equipment. In accordance with ASC Topic 842, which the Company adopted as of and for the year beginning January 1, 2018, a contract contains a lease if it conveys a right to direct the use of an identified asset and derive substantially all the economic benefits from the use thereof. If a contract is determined to contain a lease, it is further evaluated for purposes of classifying the arrangement as a finance lease. Any arrangement that does not meet the criteria to be accounted for as a finance lease is an operating lease.

Right-of-Use (“ROU”) assets represent the quantification of the Company’s rights to use the identified leased assets. Effective with the Company’s adoption of ASU 2016-02, ROU assets are recognized for the present value of future lease payments increased by any lease payments occurring prior to the lease commencement date, less any lease incentives received, and increased for any initial direct costs incurred. The present value of future operating lease payments is recognized as liabilities and presented according to its classification as current or noncurrent, separately distinguishing between finance and operating lease liabilities and ROU assets.

The present value of future lease payments is determined using the discount rate implicit in the lease. However, if the discount rate implicit in the lease is not readily determinable, which is often the case, the Company expects to use its collateralized incremental borrowing rate  for similar amounts and terms to determine the present value of future lease payments. For adoption of ASU 2016-02, the operating future lease payments were discounted using a 10.1% weighted average effective rate.

Leases with an initial term of twelve months or less are classified as short-term leases and are not recognized on the consolidated balance sheet. As of March 31, 2019, and December 31, 2018, the Company does not have any short-term leases.

The following table summarizes the Company’s operating lease ROU assets:

	March 31,	December 31,
Lease	2019	2018
Newport Office Center VIII - Suite 204	$650,259	$650,259
Newport Office Center VIII - Suite 203	543,558	543,558
Newport Office Center VIII - Suite 202	130,068	130,068
Operating lease ROU assets , gross	1,323,885	1,323,885
Less:
Accumulated amortization	(1,080,875)	(1,012,168)
Operating lease ROU assets, net	$243,010	$311,717

The Company maintains office space at 100 Town Square Place, Jersey City, New Jersey. The lease of offices at this location was first entered into in August 2011 and, as the Company grew, in November 2014 and April 2017 the lease was amended to extend the term and include additional leased space. The Company has a single lease with the lessor for three spaces (described above) that under ASC 2016-02 are accounted for separately. The lease has a current expiration date in 2020.

For the three-months ended March 31, 2019 and 2018, operating lease expense of $76,595 and $76,595 was recognized in the consolidated statement of operations, respectively. Operating lease expense is recognized on a straight-line basis, based on the term of the lease including any extension options the Company is reasonably certain to exercise. The total straight-line monthly rent expense is $25,532.

The following table provides a summary of the Company’s finance lease ROU assets:

	March 31,	December 31,
Lease	2019	2018
Savin MP C6004EX	$14,563	$14,563
Savin C4305sp	-	-
Finance lease ROU as sets, gross	14,563	14,563
Less:
Accumulated amortization	(4,031)	(3,121)
Operating lease ROU assets, net	$10,532	$11,442

The Company maintains an office equipment lease with a single vendor that is classified as a finance lease and bears interest at 1.75% per annum. The lease provides the Company an option to purchase the leased equipment at expiration at the then-fair market value. If not exercised, the Company has the right to return the leased equipment. The Company intends to return the equipment. The lease expires in 2022.

The Company had a finance lease ROU asset for another piece of office equipment, which lease expired on October 20, 2018. The Company had an option to purchase the leased equipment at $1, which it exercised effective the day after the lease expired. As of March 31, 2019, and December 31, 2018, the finance lease ROU asset has been reclassified to property, plant and equipment.

Prior to adoption of ASU 2016-02, the Company’s finance leases (previously, capital leases) were included in property, plant and equipment in the consolidated balance sheets and the associated liabilities for the minimum future payments under these leases were classified as either current or long-term liabilities.

Finance lease ROU assets net are included in Other assets on the consolidated balance sheet of the Company at March 31, 2019 and December 31, 2018.

For the three-months ended March 31, 2019 and 2018, finance lease expense consisted of $910 and $1,048 of amortization of ROU assets and an insignificant amount of interest expense of less than $100 in each period, respectively.

The following table summarizes future commitments under operating and finance leases as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Year	Operating	Finance	Operating	Finance
2019	$245,627	$2,804	$327,503	$3,739
2020	27,292	3,739	27,292	3,739
2021	-	3,739	-	3,739
2022	-	312	-	312
2023	-	-	-	-
Thereafter	-	-	-	-
	$272,919	$10,594	$354,794	$11,528

The future commitments under operating and finance leases represent the Company’s undiscounted cash flow future obligations as of March 31, 2019 and December 31, 2018. The discounted operating and finance lease liabilities presented on the consolidated balance sheets of the Company as of March 31, 2019 and December 31, 2018 are less the interest component of $12,309 and $266 and $20,196 and $313, resulting in lease liabilities of $260,610 and $10,328 and $334,598 and $11,215, respectively.

Finance lease liabilities of $3,584 and $3,571 and $6,744 and $7,644 are included in Other current and long-term liabilities on the consolidated balance sheet of the Company at March 31, 2019 and December 31, 2018, respectively.

9.	Income Taxes

As of March 31, 2019, the Company had a federal net operating loss carryover of approximately $67.5 million, comprised of $47.1 million of losses generated prior to January 1, 2018 and expiring in various years through 2037, and $20.4 million of losses generated that can be carried forward indefinitely. The Company has state net operating loss carryover of approximately $51.6 million available to offset future income for income tax reporting purposes, which will expire in various years through 2037, if not previously utilized.

The Company’s ability to use the carryover net operating losses may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. A limitation may apply to the use of the net operating loss and credit carryforwards, under provisions of the Internal Revenue Code that are applicable if we experience an “ownership change”. That may occur, for example, as a result of trading in our stock by significant investors as well as issuance of new equity. Should these limitations apply, the carryforwards would be subject to an annual limitation, resulting in a substantial reduction in the gross deferred tax asset.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three-months ended March 31, 2019 and 2018, there was no federal income tax expense required in the income statement, or liability on the balance sheet. However, there is an IRS penalty of $26,000 and $125 in related interest that was recorded for a civil penalty due to an error in payroll reporting by our payroll processing company. We are not currently involved in any income tax examinations.

10.	Stock Based Compensation

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

Pursuant to ASC Topic 505, compensation expense is determined at the “measurement date” for share-based payments to consultants and other third parties. The expense is recognized over the vesting period of the award.

The Company records compensation expense based on the fair value of the award at the reporting date. The value of the stock-based award is determined using the Binomial option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

During the three-months ended March 31, 2019, the Company recognized stock-based compensation expense totaling $395,800, through the vesting of 495,250 common stock options. Of the $395,800 in stock compensation expense, $209,628 is included in general and administrative expense, and $186,172 is included in sales and marketing expense.

During the three-months ended March 31, 2018, the Company recognized stock-based compensation expense totaling $1,137,246, through the vesting of 188,685 common stock options. Of the $1,137,246 in stock compensation expense, $574,714 is included in general and administrative expense, and $562,532 is included in sales and marketing expense.

During the three-months ended March 31, 2019, the Company recognized $144,929 in restricted stock-based compensation expense. Of the $144,929, $137,255 is included in general and administrative expense, and $7,674 is included in sales and marketing expense.

During the three-months ended March 31, 2018, the Company recognized restricted stock-based compensation expense totaling $952,082, of which $933,081 is included in general and administrative expense and $19,001 is included in sales and marketing expense.

11.	Fair Value

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, which are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

●	Level 1. Unadjusted quoted prices in active markets for identical assets or liabilities that an entity can access at the measurement date.

●	Level 2. Valuations based on quoted prices, other than included in Level 1, that are observable for the asset or liability, either directly or indirectly.

●	Level 3. Valuations based on unobservable inputs for the asset or liability. Unobservable inputs may include our own data, adjusted for other reasonably available information, such as internally-generated financial forecasts, prices contained in quotes from suppliers, or other subjectively determined factors.

The Company has identified the July 2017 warrants issued as liabilities required to be presented at fair value on the consolidated balance sheets. The warrant liability is measured within Level 2 of the fair value hierarchy because its value is determined based on inputs that are observable or can be corroborated by observable data, but which financial instruments are not listed on a public exchange. The Company measures the fair value of the warrant liability each reporting period. For the three-months ended March 31, 2019 and 2018, a net loss of $319,761 and a net gain of $641,216 were recorded, respectively, on the revaluation of the warrant liability.

12.	Stockholders’ Equity

Common Stock

The holders of the Company’s common stock are entitled to one vote per share of common stock held.

During the three-months ended March 31, 2019, the Company issued 112,734 shares of its common stock attributable to the vesting of restricted stock units (“RSUs”) granted to satisfy the settlement of an officer’s separation agreement signed on February 7, 2019. The granted RSUs were valued at the Company’s common stock closing price on February 7, 2019 of $1.98 per share, as quoted on the NASDQ stock exchange.

During the three-months ended March 31, 2018, the Company issued 3,076,041 shares of common stock. Of the total shares issued, 77,420 shares were issued upon the exercise of stock options for which the Company received $116,251 in gross proceeds, and 2,990,000 shares of common stock were issued in a registered offering resulting in $14,842,750 in gross proceeds, and legal and accounting fees of $1,058,249.

Warrants

During the three-months ended March 31, 2019 and 2018, no warrants were granted, exercised, or expired. Warrants currently outstanding are remeasured at fair market value each reporting period in accordance with ASC 718.

Stock Incentive Plans

The Company established the 2017 Stock Incentive Plan while closing the 2008, 2009, and 2010 plans (collectively, the “Plans”) under which 2,500,000 shares have been reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. The Plans are administered by the Compensation Committee of the Board of Directors which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award. As of March 31, 2019, there were 566,266 shares available to grant under the 2017 Stock Incentive Plan.

A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. Options, restricted stock and RSUs granted under the Plans vest as determined by the Company’s Compensation Committee. Options granted under the Plans expire over varying terms, but not more than ten years from the date of grant. Certain RSUs granted to executives of the Company vest contingently on the price of our common stock consistently remaining above certain thresholds for 65 consecutive trading days. These RSUs do not have an expiration date.

Stock option activity for the three-months ended March 31, 2019 and the year-ended December 31, 2018 are as follows:

	Stock Option Activity Under the Plans
	Stock Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance - 12/31/17	2,293,214	$2.50 - $6.76	$5.20	7.93
Granted	310,000	$1.51 - $6.01	1.13
Exercised	(77,420)	$2.50 - $4.00	2.90
Forfeitures	(1,408,094)	$2.76 - $6.66	4.33
Balance - 12/31/18	1,117,700	$1.51 - $6.76	$5.33	7.74
Granted	480,000	$1.16 - $2.05	1.62
Exercised	-	$0.00 - $0.00	-
Forfeitures	(8,200)	$2.50 - $2.50	2.50
Balance - 3/31/19	1,589,500	$1.16 - $6.66	$4.22	7.33

For the three-months ended March 31, 2019 and 2018, the Company recognized compensation expense related to stock option grants of $395,800 and $1,137,246, respectively.

The estimated fair value of each option award granted was determined on the date of grant using a Binomial option-pricing model with the following assumptions for option granted during the three-months ended March 31, 2019 and 2018, respectively.

	For the Three-months ended
	March 31,
	2019	2018
Weighted average risk-free interest rate	2.58%	-
Weighted average expected volatility	95.35%	-
Dividend yield	-	-
Weighted average expected option term (years)	9.82	-
Weighted average grant date fair value	1.24	-

The risk-free interest rate was developed using the U.S. Treasury yield for periods equal to the expected life of stock options on the grant date. Volatility was developed using the Company’s historical stock price volatility.

No dividend yield was assumed because the Company has never paid a cash dividend on its common stock and does not expect to pay dividends in the foreseeable future. The expected option term for grants made during 2019 and 2018 is based on the average expiration date of all stock options granted during each respective period.

A summary of the Company’s non-vested stock options activity for the three-months ended March 31, 2019 and the year-ended December 31, 2018 is presented below:

	Number of Options	Weighted Average Exercise Price
Non-Vested Balance - 12/31/17	2,049,000	$6.07
Granted	310,000
Vested	(253,450)
Forfeited	(1,241,300)
Non-Vested Balance - 12/31/18	864,250	$6.13
Granted	480,000
Vested	(495,250)
Cancellations	245,250
Non-Vested Balance - 3/31/19	1,094,250	$5.21

A summary of the Company’s restricted stock activity for the three-months ended March 31, 2019 and the year-ended December 31, 2018 is presented below:

	Restricted Stock Activity
	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested Balance - 12/31/17	114,713	$4.25
Grants	2,002,983	5.46
Vested	(214,447)	2.27
Forfeited	(585,088)	5.11
Non-Vested Balance - 12/31/18	1,318,161	$6.03
Grants	112,734	1.98
Vested	-	-
Forfeited	(25,000)	6.66
Non-Vested Balance - 3/31/19	1,405,895	$5.69

During the three-months ended March 31, 2018, the Company identified an error in the accounting for certain awards granted to employees in 2017.  This non-cash error of approximately $500,000 was determined to be immaterial and recorded as an out-of-period adjustment primarily to general and administrative expenses in the accompanying consolidated statement of operations for the three-months ended March 31, 2018. The Company utilized the Monte Carlo valuation model to estimate the fair value of these awards which requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award.  The assumptions used in calculating the fair value of share-based payment awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of expense could be materially different in the future.

For the three months ended March 31, 2019 and 2018, the Company recognized compensation expense related to RSU grants of $144,928 and $952,082, respectively. Additional compensation expense of approximately $781,145 relating to the unvested portion of restricted stock granted is expected to be recognized over a remaining average period of 1.5 years.

Warrants

A summary of warrant activity for the three-months ended March 31, 2019 and the year-ended December 31, 2018 is as follows:

	Warrants	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance - 12/31/17	320,000	$6.25	$6.25	4.49
Grants	-	-	-	-
Exercised	-	-	-	-
Cancellations	-	-	-
Balance - 12/31/18	320,000	$6.25	$6.25	3.58
Grants	-	-	-
Exercised	-	-	-
Cancellations	-	-	-
Balance - 03/31/19	320,000	$6.25	$6.25	3.33

13.	Commitments and Contingencies

Legal

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of March 31, 2019, the Company is not aware of any asserted or un-asserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require recognition in the accompanying unaudited consolidated financial statements.

SEC Lawsuit

On February 17, 2017, plaintiff Sandi Roper commenced a purported securities class action against us and certain of our current and former officers and directors in the United States District Court for the District of New Jersey captioned Roper v. SITO Mobile, Ltd., Case No. 17-cv-1106-ES-MAH (D.N.J. filed Feb. 17, 2017). On May 8, 2017, Red Oak Fund, LP, Red Oak Long Fund LP, Red Oak Institutional Founders Long Fund, and Pinnacle Opportunities Fund, LP (collectively, “Red Oak”) were appointed lead plaintiffs in this action. On June 22, 2017, Red Oak filed an amended complaint, purporting to represent a class of stockholders who purchased our common stock between August 15, 2016 and January 2, 2017 (“Class Period”). On January 30, 2019, the United States District Court for the District of New Jersey dismissed without prejudice all causes of action with the exception of claims against a former officer, a former officer/director, and the Company, arising out of statements made from November 2016 to January 2017 regarding media placement revenues.  The remaining claims are brought under section 10(b) of the Securities Exchange Act and SEC Rule 10b-5 promulgated thereunder, and seek to hold the executives responsible as controlling persons.  The amended complaint  seeks unspecified damages  After an unsuccessful mediation, the parties have commenced discovery.  No trial date has been set for this action.

Fort Ashford

In November 2017, we received a complaint filed by Fort Ashford Funds, LLC (“Ashford”), in the Superior Court of the State of California, Orange County (the “Ashford Complaint”). The Ashford Complaint claims that we issued certain warrants to Panzarella Consulting, LLC and Patrick Panzarella (together “Panzarella”) representing the option to purchase, in the aggregate, five million (5,000,000) shares of our common stock at a price of fifty cents ($.50) per share. Through a series of purported transfers, the warrants were allegedly transferred to Ashford, which is now seeking to exercise such purported warrants or to obtain damages. However, we have made a thorough inquiry into these matters and, while it appears that certain warrants may have been issued in 2005, such warrants expired in 2015. Further, as of this time, Ashford has failed to provide any evidence of the right of Ashford (and its assignor Anthony Macaluso) to exercise such warrants. We believe the claims are baseless and plan to defend this action accordingly. We have asserted a number of affirmative defenses to the claim in our answer. The parties are currently engaged in the discovery process, which includes production of documents, exchanges of interrogatory answers, and depositions of numerous witnesses. Discovery started in June 2018 and is expected to be completed by the end of May 2019. We are in the process of filing a motion for summary judgment, which the court will hear on August 8, 2019. In the event that the motion is denied, the court has scheduled the action for trial in September 2019.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We harness our proprietary location-based marketing intelligence platform to provide advertisement delivery, measurement and attribution services (“Ad Placement”) and consumer insights (“Insights”) to brands, advertising agencies, out-of-home advertisers, media companies and non-media companies that utilize consumer insights for strategic decision-making purposes. Our products, fueled by our robust locational data, allow marketers and executive decision makers to better understand the movement and behaviors of consumers. For our marketing-based customers, we use our data to run highly-targeted media campaigns through our in-house, end-to-end Ad Placement platform. The majority of our revenue comes from Ad Placement services, which typically include a market analysis, the delivery of advertisements to applications on mobile devices and the production of measurement and attribution reports that highlight the effectiveness of the campaign. Our Insights services remain a relatively new product offering, which we believe will begin to make a more meaningful contribution to our revenue in 2019.

By identifying and reaching our customers’ most likely consumers with digital customized product offers, our customers can more efficiently and effectively run marketing campaigns, thereby increasing sales and reducing wasted marketing expenditures associated with traditional approaches.

Our Principal Products and Services

Ad Placement

 We deliver advertisements on behalf of our customers to highly-targeted audiences of consumers in a privacy compliant manner. The majority of our revenue comes from the placement of advertisements embedded in applications (including web browsers) on users’ mobile devices. The type of advertisement that we deliver will vary depending on the campaign and available inventory, typically including display, native, video and rich media. In addition to our mobile advertisement placement capabilities, we deliver advertisements across television, desktop, social media and digital out-of-home platforms.

We produce measurement and attribution reports that highlight the effectiveness of our customers’ advertising campaigns. Our measurement reports, which provide our customers with key performance indicators (“KPIs”) of the advertising campaign, are typically provided during or at the conclusion of a campaign. KPIs include (but are not limited to) the number of impressions delivered, consumer click-through rates, video completion rates and rich-media engagements. Our attribution reports further highlight the impact the campaign has on the consumer receiving the advertisement. These reports are outlined below under “Measurement and Attribution Products”.

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

The following four categories summarize our Insights offering:

●	Enrichment – We refine our customers’ consumer data, seeking to identify new actionable insights. Our customers can visualize any dataset to learn about real-time and historical location and behavior patterns through access to our data. By ingesting and enriching our customer’s data across various platforms and datasets, our customers can better understand their audience of existing and potential consumers in real-time and through one platform, showing how media, content and business decisions are influencing real-world consumer behavior.

●	Research – We provide data visualization that offers deep insights and reports on any audience, location or prospective consumer profile while using de-identification techniques such as pseudonymous identifiers associated with mobile devices to help safeguard privacy. These detailed and anonymous data visualizations show what type of interests, demographics, locations and purchases define a customer’s audience of current or potential consumers allowing them to better understand who and where to target. Research includes our SITO LABS products, which are custom audience insights provided in real-time. These customized research reports allow our customers to investigate aggregate consumer visitation trends, journey data and behavioral data, and compare such trends and data against customized control groups and consumer averages, which enables our customers to make more informed business decisions and reduce ineffective marketing expenditures.

●	Audience – We provide proprietary data segments built and customized to fit our customers’ measurement and media needs. We segment device-based data points by grouping them according to locations visited, frequency of visits, demographics and other behaviors in order to properly target and plan for media campaigns. We also model and create audiences based on the attributes of populations of current and prospective consumers which, in turn, is based on CRM data, location visits or visits from digital properties.

●	Measurement & Attribution – We provide real-time attribution and visualization to measure in-store foot traffic, behavior and purchases of any audience, even if we did not deliver the advertisement. We also allow our customers to observe real-time store traffic and purchases to trigger promotions and real-time optimizations to increase media performance based on real world KPIs, which frequently leads to increased return on investment for advertising expenditures and incremental sales for our customers. Our VWI and Purchase Science Reports are sold separately from advertisement delivery under our Insights Products.

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

According to these industry reports, the average mobile Internet user spent three hours and thirty-seven minutes per day in 2018 on the mobile Internet, an increase of 9% over 2016. This growth is expected to continue at an annual rate of more than 2% through 2020. Adults spend more time online and on mobile devices than on any other form of media, including television.

The global market for large data sets and business analytics is estimated to reach $260 billion by 2022, reflecting an annual growth rate of nearly 12% from 2018. Additionally, an industry survey in October 2017 indicated that spending on data would be a prime area of focus for brands and advertising agencies in the coming years. Of those agencies and brands surveyed, 59% of agencies and 55% of brands said accumulating consumer data will be an important area for their business. Given the growth potential of the marketplace, the focus on data from our core customers and our attractive product offering, we expect to be able to grow our Insights revenue going forward, although no assurances can be given in this regard.

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

During the three-months ended March 31, 2019 and 2018, we derived approximately 51.4% and 13% of our total revenue from three customers and one customer, respectively.

Results of Operations

Results of operations for the three-months ended March 31, 2019 and 2018

The following table sets forth, for the periods indicated, certain data derived from our Statement of Operations (in millions):

	For the Three-months ended
	March 31,
	2019	2018	$ Change	% Change
Total Revenue	$8.4	$11.1	$(2.7)	(24)%
Cost of revenue	5.6	6.7	(1.1)	(17)%
Gross profit	2.8	4.4	(1.6)	(36)%

Sales and marketing	4.0	5.3	(1.3)	(25)%
General and administrative	3.4	4.9	(1.5)	(31)%

Depreciation and amortization	0.1	0.2	(0.1)	(50)%
Operating loss	(4.7)	(6.0)	1.3	(22)%

(Loss) gain on revaluation of warrant liability	(0.3)	0.6	(0.9)	(150)%
Other income	0.0	0.1	(0.1)	(100)%
Interest (expense) income, net	(0.0)	0.0	(0.0)	(0)%
Loss from continuing operations before income taxes	$(5.0)	$(5.3)	$0.3	(6)%

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Statement of Operations:

	For the Three-months ended
	March 31,
	2019	2018
Sales	100%	100%
Cost of revenue	67%	60%
Gross profit	33%	40%

Sales and marketing	48%	48%
General and administrative	40%	44%

Depreciation and amortization	1%	2%
Operating loss	(56)%	(54)%

(Loss)Gain on revaluation of warrant liability	(4)%	5%
Other income	0%	1%
Interest income (expense), net	(0)%	0%
(Loss) from continuing operations before income taxes	(60)%	(48)%

Earnings

The Company reported a net loss from continuing operations before income taxes and earnings for the three-months ended March 31, 2019 of approximately $5.0 million compared to a net loss from continuing operations for the three-months ended March 31, 2018 of approximately $5.3 million, representing a decrease in net loss of approximately $0.3 million. The cost of revenue increased 6% for the first quarter as compared to first quarter 2018 due to higher ad costs. While the cost of sales and marketing remained relatively comparable to the previous year, the overhead costs decreased 7% from the previous year mainly due to a decrease in compensation expense.

The Company reported a net loss from continuing operations on a fully diluted basis of $0.20 per share for the three-months ended March 31, 2019, based on 25,545,362 weighted average shares outstanding, as compared to a net loss from continuing operations of $0.22 per share for the three-months ended March 31, 2018, based on 23,724,307 weighted average shares outstanding.

Revenue

During the three months ended March 31, 2019, our revenue decreased by $2.7 million, or 24%, to $8.4 million as compared to $11.1 million for the three months ended March 31, 2018. The decrease is due to a change in the sales staff reorganization and a change in product lines. Management reduced the size of the sales staff that were non-performing and started to transition away from ad agencies to direct customer sales which have better future margins. The Company replaced its chief revenue officer in April 2019, as its prior revenue officer resigned in October 2018.

Our cost of revenue, which represents the costs primarily associated with media placement revenues, decreased by $1.1 million, or 17%, to $5.6 million for the three-months ended March 31, 2019, compared to $6.7 million for the three-months ended March 31, 2018. As a percentage of sales, cost of revenue has increased from 60% for the three months-ended March 31, 2018, to 66% for the three months ended March 31, 2019, due to lower margins on television media contracts, and the costs of acquiring new customers as we continue to diversify our customer base and enter into business with larger customers, in addition to continued depreciation and amortization expense of our mobile engagement technology platforms that we use to operate our media placement business, which is included in cost of revenue. Our technology investment that drives our revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years.

Expenses

Sales and marketing expense decreased $1.3 million, or 25%, to $4.0 million for the three-months ended March 31, 2019, compared to $5.3 million for the three-months ended March 31, 2018. Sales and marketing expense increased as a percentage of revenue from 47% to 48% for the three-months ended March 31, 2018 and 2019, respectively, as we continue to refine and create efficiencies within our sales process.

General and administrative expenses decreased by approximately $1.5 million, or 31%, to $3.4 million for the three-months ended March 31, 2019, compared to $4.9 million for the three-months ended March 31, 2018. The decrease in general and administrative expenses was primarily due to the decrease in compensation expense for the executive and non-executive team.

Liquidity and Capital Resources

We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary source of liquidity is from the issuance of common stock. On February 9, 2018, the Company issued 2,600,000 shares of its common stock at a public offering price of $5.00 per share for gross proceeds of approximately $13.0 million. On February 22, 2018, the Company issued an additional 390,000 shares of common stock at an offering price of $5.00 per share, in connection with the exercise of an underwriter’s option, for gross proceeds of approximately $1.8 million.

The following table sets forth, for the periods indicated, selected data reflected in our Balance Sheet (in millions):

	March 31,	December 31,
	2019	2018	$ Change	% Change
Cash and cash equivalents	$1.8	$2.6	$(0.8)	(31)%
Accounts receivable, net	8.5	10.2	(1.7)	(17)%
Other assets	10.3	10.1	0.2	2%
Total assets	$20.6	$22.9	$(2.3)	(10)%

Accounts payable	$6.1	4.4	$1.7	39%
Accrued expenses	4.4	4.6	(0.2)	(4)%
Other liabilities	1.3	0.8	0.5	63%
Total liabilities	$11.8	$9.8	$2.0	20%

At March 31, 2019, we had $1.8 million in cash and cash equivalents compared to $2.6 million of cash and cash equivalents at December 31, 2018.

At March 31, 2019, we had total assets of $20.6 million as compared to $22.9 million as of December 31, 2018. Accounts receivable decreased $1.7 million to $8.5 million during the three-months ended March 31, 2019. Other assets of $10.3 million increased by $0.2 million during the three-months ended March 31, 2019, as compared to $10.1 million as of December 31, 2018.

At March 31, 2019, we had total liabilities of $11.8 million as compared to $9.8 million as of December 31, 2018. Accounts payable and accrued expenses increased by a combined $1.5 million from $9.0 million to $10.5 million.

A summary of our cash and cash equivalents provided by and used in operating, investing, and financing activities is as follows (in millions):

	For the Three Months
	March 31,
	2019	2018	Change	% Change
Net cash (used in) operating activities	$(0.1)	$(5.5)	$5.4	-98%

Net cash (used in) investing activities	(0.7)	(0.1)	(0.6)	600%

Net cash provided by (used in) financing activities - continuing operations	(0.0)	13.9	(13.9)	-100%

Net increase (decrease) in cash and cash equivalents	(0.8)	8.3	(9.1)	-110%
Cash and cash equivalents - beginning of period	2.6	3.6	(1.0)	-28%
Cash and cash equivalents - ending of period	$1.8	$11.9	$(10.1)	-85%

Net cash used by operating activities

Net cash used in operating activities for the three-months ended March 31, 2019 was $0.1 million, compared to $5.5 million used for the corresponding period in 2018. The decrease of approximately $5.4 million in net operating cash flows was due to cash used in continuing operations.

Net cash used by investing activities

Net cash used by investing activities was $0.7 million for the three-months ended March 31, 2019, as compared to $0.1 million in the corresponding period for 2018. The increase of $0.6 million is due primarily to capitalized software development costs, which represent the basis of our product line enhancements.

Net cash provided by financing activities

Net cash used by financing activities was nil at March 31, 2019, as compared to $13.9 million in the corresponding period for 2018 due to the net proceeds derived from the issuance of common stock.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act.

Based upon that evaluation, management, including our principal executive and financial officers, concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective as of the Evaluation Date.

Notwithstanding the existence of the material weaknesses described below, management believes that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition as of the Evaluation Date, and the results of operations and cash flows for the period ended on the Evaluation Date, in conformity with Generally Accepted Accounting Principles in the United States (“US GAAP”).

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the Evaluation Date. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP and includes those policies and procedures that:

a)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

b)

provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with US GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

c)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that may have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified relates to an insufficient complement of finance and accounting resources within the organization to ensure the proper application of US GAAP with respect to our complex non-routine transactions. This material weakness was in part attributable to high turnover with respect to the Board, our management, including our chief financial officer, and our accounting staff over the last two years. Specifically, in 2018 we determined that (1) our controls over complex non-routine transactions were not designed to capture all non-routine activities and (2) our controls were not designed to ensure that complex non-routine transactions are adequately analyzed and accounted for in accordance with US GAAP. During 2018, we did not enter into the types of transactions that meet the description above. However, we have assessed our finance team’s capabilities and related resources and have concluded that we need to expand the functionality and overall head count of our finance and accounting team.

Remedial Actions

We plan to address the material weakness identified as follows:

●	Augmentation of our finance and accounting staff with additional personnel and evaluation of our personnel in all key finance and accounting positions. Specifically, we hired a new chief financial officer in February of 2019 and in January 2019, we engaged a third-party CPA contractor with the appropriate accounting and finance expertise to oversee our financial reporting and book closing process.

●	In January 2019, we commenced the documentation of key policies and internal control procedures for significant accounting areas with an emphasis on implementing additional procedures to identify and properly account for complex non-routine transactions. This process is being overseen by the third-party contractor.

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

Attestation report of the registered public accounting firm

This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the three-months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 13 to the consolidated financial statements for information regarding our legal proceedings.

Item 1A – Risk Factors

Our Annual Report on Form 10-K for the fiscal year-ended December 31, 2018, Part I – Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. There have been no material changes during the period covered by this quarterly report on Form 10-Q to the risk factors previously disclosed under Part I – Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Not applicable.

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

SITO Mobile, Ltd.

Date: May 15, 2019	By:	/s/ Thomas J. Pallack
Thomas J. Pallack, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Terrance S. Lynn
Terrance S. Lynn Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)