Form 10-Q
period 2019-06-30
SITO MOBILE, LTD.
filed 2019-09-05
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of each of the issuer’s classes of common equity as of August 15, 2019: 25,641,812 shares of common stock.

i

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SITO Mobile, Ltd.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$789,528	$2,597,246
Accounts receivable, net	15,674,306	10,206,664
Other assets, current	194,935	469,041

Total current assets	16,658,769	13,272,951

Property and equipment, net	250,363	331,635

Other assets
Capitalized software development costs, net	-	861,699
Intangible assets:
Patents	583,681	630,857
Other intangible assets, net	583,971	897,007
Goodwill	6,444,225	6,444,225
Other assets	123,722	125,543
Operating Lease ROU Assets, net	172,404	311,717

Total other assets	7,908,003	9,271,048

Total assets	$24,817,135	$22,875,634

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,102,216	$4,377,805
Accrued expenses	2,936,196	4,610,146
Other current liabilities	658,434	3,571
Deferred revenue	100,000	264,493
Operating lease liabilities	184,724	307,536
Note payable, net of discount	1,154,614	-
Warrant liability	145,564	174,684

Total current liabilities	18,281,748	9,738,235

Long-term liabilities
Operating lease liabilities	-	27,062
Other liabilities	5,850	7,644

Total long-term liabilities	5,850	34,706

Total liabilities	18,287,598	9,772,941

Commitments and contingencies

Stockholders’ Equity
Common stock, $.001 par value; 100,000,000 shares authorized, 25,641,812 shares issued and outstanding as of June 30, 2019; and 25,529,078 December 31, 2018, respectively	25,642	25,529
Additional paid-in capital	187,862,312	185,983,896
Accumulated deficit	(181,358,417)	(172,906,732)

Total stockholders’ equity	6,529,537	13,102,693

Total liabilities and stockholders’ equity	$24,817,135	$22,875,634

See accompanying Notes to Unaudited Consolidated Financial Statements

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three-months ended		For the Six-months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Media placement	$13,892,216	$8,428,564	$22,322,592	$19,573,216
Total revenue	13,892,216	8,428,564	22,322,592	19,573,216

Cost of Revenue
Cost of revenue	9,414,674	4,402,154	14,987,411	11,100,030
Gross profit	4,477,542	4,026,410	7,335,181	8,473,186

Operating Expenses
Sales and marketing	3,355,001	5,512,821	7,393,117	10,781,989
General and administrative	2,564,711	4,423,630	5,965,883	9,364,096
Depreciation and amortization	173,799	171,536	322,625	357,341
Loss on impairment of long-lived assets	2,088,820	-	2,088,820	-
Total operating expenses	8,182,331	10,107,987	15,770,445	20,503,426

Loss from operations	(3,704,789)	(6,081,577)	(8,435,264)	(12,030,240)

Other Income (Expense)
Gain on revaluation of warrant liability	348,881	334,304	29,120	975,520
Other income	16,894	31,551	17,282	117,630
Interest (expense) income, net	(60,151)	1,919	(60,306)	5,893

Loss before income taxes	(3,399,165)	(5,713,803)	(8,449,168)	(10,931,197)

Income tax expense	(3,037)	(22,059)	(2,517)	(53,444)

Net loss	$(3,402,202)	(5,735,862)	(8,451,685)	$(10,984,641)

Basic and diluted net (loss) per share	$(0.13)	(0.23)	(0.33)	$(0.45)

Basic and diluted weighted average shares outstanding	25,641,812	25,128,681	25,593,853	24,430,373

See accompanying Notes to Unaudited Consolidated Financial Statements

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - March 31, 2018 (Unaudited)	25,115,570	$25,115	$180,995,931	$(161,089,904)	$19,931,142

Shares issued related to 2017 annual bonus for executives	222,425	223	893,927	-	894,150
Restricted stock units - shares issued	4,310	4	(4)	-	-
Compensation recognized on option grants	-	-	1,022,908	-	1,022,908
Compensation recognized on restricted stock units	-	-	753,064	-	753,064
Net loss for the three-months ended June 30, 2018	-	-	-	(5,735,862)	(5,735,862)

Balance - June 30, 2018 (Unaudited)	25,342,305	$25,342	$183,665,826	$(166,825,766)	$16,865,402

Balance - March 31, 2019 (Unaudited)	25,641,812	$25,642	$186,747,725	$(177,956,215)	$8,817,152

Compensation recognized on option grants	-	-	382,280	-	382,280
Compensation recognized on restricted stock units	-	-	141,663	-	141,663
Warrants issued in connection with notes payable			590,644	-	590,644
Net loss for the three-months ended June 30, 2019	-	-	-	(3,402,202)	(3,402,202)

Balance - June 30, 2019 (Unaudited)	25,641,812	$25,642	$187,862,312	$(181,358,417)	$6,529,537

See accompanying Notes to Unaudited Consolidated Financial Statements

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	22,039,529	$22,039	$165,008,927	$(155,841,125)	$9,189,841

Issuance of common stock, net of stock issuance costs	2,990,000	2,990	13,781,511	-	13,784,501
Shares issued related to 2017 annual bonus for executives	222,425	223	893,927	-	894,150
Shares issued on exercise of stock options	77,420	77	116,174	-	116,251
Restricted stock units - shares issued	12,931	13	(13)	-	-
Compensation recognized on option grants	-	-	2,160,154	-	2,160,154
Compensation recognized on restricted stock units	-	-	1,705,146	-	1,705,146
Net loss for the six-months ended June 30, 2018	-	-	-	(10,984,641)	(10,984,641)

Balance - June 30, 2018 (Unaudited)	25,342,305	25,342	183,665,826	(166,825,766)	16,865,402

Restricted stock units - shares issued	186,773	187	(187)	-	-
Compensation recognized on option grants	-	-	1,770,367	-	1,770,367
Compensation recognized on restricted stock units	-	-	547,890	-	547,890
Net loss for the six-months ended December 31, 2018	-	-	-	(6,080,966)	(6,080,966)

Balance - December 31, 2018	25,529,078	25,529	185,983,896	(172,906,732)	13,102,693

Restricted stock units - shares issued	112,734	113	223,100	-	223,213
Compensation recognized on option grants	-	-	778,080	-	778,080
Compensation recognized on restricted stock units	-	-	286,592	-	286,592
Warrants issued in connection with notes payable			590,644	-	590,644
Net loss for the six-months ended June 30, 2019	-	-	-	(8,451,685)	(8,451,685)

Balance - June 30, 2019 (Unaudited)	25,641,812	$25,642	$187,862,312	$(181,358,417)	$6,529,537

See accompanying Notes to Unaudited Consolidated Financial Statements

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six-months ended
	June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(8,451,685)	$(10,984,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	103,522	82,072
Amortization expense - software development costs	318,126	416,243
Amortization expense - patents	81,782	139,600
Amortization expense - intangible assets	135,500	135,500
Amortization expense - other assets	1,821	911
Operating leases rent expense	153,191	155,072
Accretion of discount to notes payable	45,258	-
Loss on disposition of assets	-	5,871
Gain on revaluation of warrant liability	(29,120)	(975,520)
Loss on impairment of assets	2,088,820	-
Stock option compensation expense	778,080	2,160,154
Restricted stock compensation expense	509,805	1,705,146
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(5,467,642)	4,810,580
Decrease (increase) in prepaid expenses	274,106	(472,924)
(Increase) decrease in other assets	-	(9,324)
Increase (decrease) in accounts payable	8,724,411	(2,800,441)
Decrease in accrued expenses	(1,673,950)	(5,776,021)
Increase in other current liabilities	654,863	17,038
Decrease in operating lease liabilities	(163,751)	(167,640)
Decrease in deferred revenue	(164,493)	(57,036)
Net cash used in operating activities	(2,081,356)	(11,615,360)

Cash Flows from Investing Activities
Patents and patent applications costs	(34,606)	(46,298)
Purchase of property and equipment	(22,250)	(40,791)
Capitalized software development costs	(1,367,712)	(69,044)
Net cash used in investing activities	(1,424,568)	(156,133)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	13,784,501
Proceeds from the exercise of stock options	-	116,251
Shares issued for annual bonus to executives	-	894,150
Proceeds from issuance of notes payable	1,109,356	-
Proceeds from sale of warrants associated with issuance of notes payable	590,644	-
Principal reduction on finance lease liabilities	(1,794)	(3,277)
Net cash provided by financing activities	1,698,206	14,791,625

Net (decrease) increase in cash and cash equivalents	(1,807,718)	3,020,132
Cash and cash equivalents - beginning of period	2,597,246	3,611,438
Cash and cash equivalents - end of period	$789,528	$6,631,570

Supplemental Information:
Interest expense paid	$10,138	$672
Income taxes paid	$1,667	$51,279

Supplemental Disclosures of Non-Cash Activities:
Investing Activities
Finance lease ROU assets acquired	$-	$14,173
Operating Lease Interest Accretion to ROU Asset	$(13,878)	$(28,471)
Operating lease liability accretion	$13,878	$28,471

See accompanying Notes to Unaudited Consolidated Financial Statements

SITO MOBILE, LTD.
Notes to Unaudited Consolidated Financial Statements

1.	Organization

SITO Mobile, Ltd. (“SITO”, the “Company”, “our”, “we”, or “us”) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc. On May 12, 2008, the Company changed its name to Single Touch Systems, Inc. and on September 26, 2014, it changed its name to SITO Mobile, Ltd.

SITO develops customized, data-driven solutions for brands that span all forms of media and provides strategic insights. Our platform is designed to provide in-depth understanding of customer interests, actions, and experiences that assist brands in maximizing their targeted market penetration. The platform provides location-based data to its customers.

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

Generally, the Company makes significant estimates in connection with establishing the allowance for doubtful accounts, the recovery of capitalized software development costs, other intangible assets, and goodwill.

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

The consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by US GAAP.

Going Concern

The accompanying Unaudited Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern.

The Company has sustained net losses since inception and has experienced negative cash flows from operations. As of June 30, 2019, the Company has an accumulated deficit of approximately $181.4 million. As shown in the Unaudited Consolidated Statement of Operations and the Unaudited Statement of Cash Flows, the Company incurred an approximate net loss of $8.5 million and negative cash flows from operations of $2.1 million for the six-months ended June 30, 2019, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these Unaudited Consolidated Financial Statements.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

Management has implemented a plan to reduce expenditures, the most significant of which has been a reduction in workforce of approximately 35% that has resulted in reduced expenditures of approximately $300 thousand per pay cycle; management continues to monitor and/or reduce expenditures in other non-critical areas. Additionally, management continues to execute the Company’s plan to seek longer and more profitable customer agreements and has obtained additional funding of approximately $1.7 million during and $650 thousand subsequent to June 2019 (see Notes Payable discussion herein).

The Company’s existence is dependent upon management’s ability to identify additional sources from which to obtain funding and/or to enter into significant (e.g., large-scale, multi-year) contracts. There can be no assurance that the Company’s efforts will result in the resolution of the Company’s financing needs. These Unaudited Consolidated Financial Statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Revenue Recognition and Deferred Revenue

Adoption of Accounting Standards Codification (“ASC”) - Topic 606 (“Topic 606”), “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method applied to those contracts, which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with US GAAP Topic 605 and the methodologies adopted by the Company thereunder. There was no adjustment to accumulated deficit at January 1, 2018 attributable to the impact of adopting Topic 606.

Topic 606 requires that revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration that an entity expects to receive in exchange for those services. To achieve this core principal, Topic 606 follows a five-step approach:

1)	Identify the contract, or contracts, with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to those services, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

2)	Identify the performance obligations in the contract

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

SITO MOBILE, LTD.
Notes to Unaudited Consolidated Financial Statements

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

Media Placement

The Company’s media placement contracts with customers generally provide for the measurement of services based on the activity of users viewing ads through developer applications and websites. User activity consists of views, clicks, or actions on advertisements placed by the Company. Based on the specific terms of the media placement contracts with customers, revenues are recognized as the Company’s advertising services are delivered, that is, when the Company has a right to invoice for its services. Most of the Company’s media placement services contracts have a performance term of less than twelve months and, generally, customer payments are received in a timely manner from the invoice date.

Media placement revenue for the three- and six-months ended June 30, 2019 and 2018 was $13,892,216 and $8,428,564 and $22,322,592 and $19,573,216, respectively.

Deferred Revenue

In certain situations, the Company will receive advances of its media placement services, which advances are recognized as deferred revenue in the Unaudited Consolidated Balance Sheets. As the Company delivers the contracted media placement services, deferred revenues are recognized in the Unaudited Consolidated Statements of Operations.

Sales commissions are generally expensed as incurred because the amortization period would be one year or less and the Company’s revenues are not given to significant cyclical fluctuation. Sales commissions are recognized in sales and marketing expenses in the accompanying Unaudited Consolidated Statements of Operations.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2019 and December 31, 2018, the Company does not have any cash equivalents.

Accounts Receivable, net

Accounts receivable are reported at the customers’ outstanding balances, less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

SITO MOBILE, LTD.
Notes to Unaudited Consolidated Financial Statements

Allowance for Doubtful Accounts

An allowance for doubtful accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on the historical write-off of receivables as a percentage of accounts receivable, as well as revenue and information collected from individual customers. Accounts receivable are charged off against the allowance for doubtful accounts when such amounts are deemed uncollectable.

Property and Equipment, net

Property and equipment is stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are sold or disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses on sales or disposals of property and equipment are recognized in earnings.

Depreciation is computed on the straight-line and accelerated methods for financial and income tax reporting purposes, respectively, based upon the following estimated useful lives:

Asset Class	Useful Lives
Software development costs	3 years
Equipment and computer hardware	5 years
Office furniture	5 years
Leasehold improvements	5 years, or lease expiration if sooner

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”. ASC 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable or exceeds its fair value. We assess recoverability of the carrying value of an asset by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the future undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recognized equal to the amount by which the asset’s carrying value exceeds its fair value.

Goodwill

Goodwill represents the future economic benefits to be derived from non-individually identified or separately recognized assets acquired in a business combination. Goodwill generally may be computationally defined as the excess of the fair value of the consideration transferred over the acquisition-date fair values of the identifiable assets acquired less the liabilities assumed and any noncontrolling interest in the acquired assets.

ASC 350-20 requires that goodwill be tested at least annually for impairment. Application of the goodwill impairment test requires judgment, including determining the fair value. Significant judgments are required to estimate the fair value, including estimating future cash flows, determining appropriate discount rates, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. The Company has evaluated qualitative and quantitative factors (e.g., events, conditions) as of June 30, 2019 and December 31, 2018 and determined that at the later date there had been no impairment of goodwill.

SITO MOBILE, LTD.
Notes to Unaudited Consolidated Financial Statements

Capitalized Software Development Costs

The Company accounts for costs incurred to develop or purchase computer software for internal use in accordance with ASC Topic 350-40 “Internal-Use Software”. As required by ASC 350-40, the Company capitalizes the costs incurred during the application development stage, which include direct costs, including payroll and related payroll taxes and benefits. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over a period of three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of software development costs requires considerable judgment with respect to certain external factors, including, but not limited to, the three year estimated economic life assigned to the asset class. Amortization expense associated with capitalized software is recorded as a cost of revenue.

In June 2019, based on perceived cost-benefit relationships, the Company decided on a strategic direction to adopt and employ already existing third-party software platforms used in the servicing of customer accounts, rather than to continue developing, bettering, and maintaining existing platforms. Management believes its internally developed software has market value, but there is no immediate plan to license or sell the software, nor has a definitive acquirer been identified. As such, management has determined to impair the asset fully as the originating projects have been discontinued during the three-months ended June 30, 2019 and there is no immediate plan to employ the software in the foreseeable future.

Patent and Patent Application Costs

Intangible assets are recorded at cost and include patents developed and purchased. The cost of patents is amortized over their useful lives.

Patents are an integral investment, which protects management’s rights of ownership over the underlying communications related intellectual property. The patents continue to have value to the Company and represent an investment in technologies that potentially benefit mobile communication companies and users.

Leases

The Company reviews and evaluates its contracts to determine if any contain leases. As of June 30, 2019 and December 31, 2018, the Company has agreements with two providers that have been determined to contain leases. One of the agreements is for the Company’s primary office space and the other is for office equipment. In accordance with ASC Topic 842, which the Company adopted as of January 1, 2018, a contract contains a lease if it conveys a right to direct the use of an identified asset and derive substantially all the economic benefits from the use thereof. If a contract is determined to contain a lease, it is further evaluated for purposes of classifying the arrangement as a finance lease. Any arrangement that does not meet the criteria to be accounted for as a finance lease is an operating lease.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740 “Income Taxes”. The accounting for income taxes under ASC Topic 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the three- and six-months ended June 30, 2019 and 2018, respectively. When incurred, the Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense.

SITO MOBILE, LTD.
Notes to Unaudited Consolidated Financial Statements

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). US GAAP also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the measurement date. The expense is recognized over the vesting period of the award. The Company records compensation expense based on the fair value of the award at the reporting date.

The value of stock-based awards is determined using the Binomial option-pricing model. The Binomial option-pricing model determines compensation cost as the excess of the fair value of the award at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Loss per Share

The Company reports loss per share in accordance with ASC 260-10 “Earnings per Share”. Basic loss per share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of common stock outstanding plus any dilutive potential common shares outstanding during the period using the treasury stock method. Potential dilutive common shares include stock options, restricted stock units, and warrants outstanding. Certain of the options and warrants outstanding at June 30, 2019 would have a dilutive effect if converted to common shares; however, as the Company is in a loss position from its operations, the effect of conversion is not applicable to the loss per share of $0.13 and $0.33 for the three- and six-months ended June 30, 2019, respectively. There were no dilutive securities outstanding as of June 30, 2018 and, therefore, basic and diluted loss per share of $0.23 and $0.45, respectively, were the same.

Concentrations of Credit Risk

The Company’s primary banking relationship is with Wells Fargo Bank. The amount on deposit with Wells Fargo Bank may from time to time exceed federally insured limits. The Company also has a factoring arrangement, secured by its accounts receivable, with Fast Pay Partners, LLC.

For the three-months ended June 30, 2019, the Company derived approximately $8.2 million or 58.9% of total revenue from one customer and for the three-months ended June 30, 2018, no one customer accounted for a significant amount of total revenue. For the six-months ended June 30, 2019 and 2018, the Company derived approximately $10.4 million or 46.7% and $5.2 million or 26.8% of total revenue from one customer, respectively.

During the six-months ended June 30, 2019, the Company obtained an approximate $10.4 million contract for media placement services, of which approximately $8.2 million of revenue was recognized during the three-months ended June 30, 2019. At contract outset, as is normal and customary, management considered many factors in accepting and contractually committing itself, including the Company’s ability to deliver its contractual performance obligations and the probability of collection of its contractually stipulated compensation, which probability considers the likelihood of and customer’s ability to pay. Nothing has come to the Company’s attention that would have altered its assessment at the contracts initiation or in connection with the Unaudited Consolidated Financial Statements as of and for the three- and six-months ended June 30, 2019.

The Company’s accounts receivable is typically unsecured and derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations of 3% of accounts receivable and 1% of year-to-date revenue.

SITO MOBILE, LTD.
Notes to Unaudited Consolidated Financial Statements

Business Combinations

The Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities are recognized at fair value at the date of acquisition. The excess of the fair value of the consideration transferred over the acquisition-date fair values of the identifiable assets acquired less the liabilities assumed and any noncontrolling interest in the acquired assets is recognized as goodwill. Certain adjustments to the assessed fair values of the assets acquired and liabilities assumed are made subsequent to the acquisition date, but within the measurement period, which is up to one year; such adjustments are recorded as adjustments to goodwill. Any adjustments to the assets acquired and liabilities assumed subsequent to the measurement period are recorded in income. Results of operations of acquired entities are included in the Company’s results of operations as of the date of acquisition. The Company expenses all acquisition related costs as incurred, which costs are classified as general and administrative expenses in the Unaudited Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) released ASC 606 “Revenue from Contracts with Customers” which was updated in August 2015 by ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The Company applied the accounting guidance within ASC Topic 606 beginning with the reporting period for the three- and nine-months ended September 30, 2018. We believe the key changes in the standard that impact our revenue recognition relate to the allocation of contract revenue amongst various services and products, and the timing of which those revenues are recognized. The Company adopted ASC Topic 606 effective January 1, 2018 and did not adjust its accumulated deficit as of January 1, 2018, as discussed in the Summary of Significant Accounting Policies footnote disclosure herein.

In April 2016, the FASB issued ASU 2016–10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which provides clarification and guidance for identifying performance obligations and licensing arrangements. This updated standard affects ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”.

The Company adopted ASC Topic 606 using the modified retrospective approach. There were no material changes to the Company’s Unaudited Consolidated Financial Statements resulting from adoption of this standard.

Leases

In February 2016, the FASB issued ASU 2016-02 “Leases”, amended by ASU 2018-11 “Leases: Targeted Improvements”, which provides new accounting and disclosure guidance for leasing activities, most significantly requiring that lessees recognize assets and liabilities for all leases with lease terms greater than twelve months and to provide additional disclosures. The Company adopted ASU 2016-02, which is included in the ASC Topic 842, as of January 1, 2018 using a retrospective approach. A retrospective approach applies the adopted standard to each prior period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the beginning of the earliest comparative period presented.

Adoption of ASC Topic 842 resulted in the Company recognizing a $311.7 thousand operating lease Right-of-Use (“ROU”) asset and current and non-current operating lease liabilities of $334.6 thousand on the Consolidated Balance Sheet at December 31, 2018, which resulted in a $22.8 thousand increase to the accumulated deficit as of that date. Other than first-time recognition of operating leases on its consolidated balance sheet, the implementation of ASC Topic 842 did not have a material impact on the Company’s Unaudited Consolidated Financial Statements. See the Leases footnote for additional disclosures.

SITO MOBILE, LTD.
Notes to Unaudited Consolidated Financial Statements

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02 “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The updated standard was effective for fiscal years beginning December 15, 2018. The Company does not have any transactions that require the reporting of comprehensive income under the standard.

Stock Compensation

In June 2018, the FASB issued ASU 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The requirements of Topic 718 apply to nonemployee awards, except for specific guidance on inputs to an option-pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period).

ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606 “Revenue from Contracts with Customers”. The Company adopted ASU 2018-07 effective January 1, 2019 and notes that the standard did not have a material effect on its Unaudited Consolidated Financial Statements.

Pronouncements Not Yet Adopted

Intangibles

In January 2017, the FASB issued ASU 2017-04 “Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment”. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods occurring within the year of effectiveness. The Company has not yet completed its determination of the effects of adopting ASU 2017-04.

In August of 2018, the FASB issued ASU 2018-15 “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which is effective for the Company for periods beginning after December 31, 2019 including interim periods. This ASU provides guidance and establishes the accounting for fees paid in a cloud computing arrangement (i.e., hosting arrangement) that includes a software license. The Company has several arrangements that may be subject to this standard, which may require recognizing intangible assets for software licenses that may exist and corresponding liabilities for payments made over time. If the Company’s cloud computing arrangements do not include software licenses, the arrangements are service contracts the fees for which are expensed as incurred, which is how the Company currently accounts for these arrangements. The Company is currently in process of reviewing and assessing ASU 2018-15 to determine its impact, if any, on the Company’s consolidated financial statements.

SITO MOBILE, LTD.
Notes to Unaudited Consolidated Financial Statements

3.	Reconciliation of Loss per Share per US GAAP to Loss per Share before non-recurring items

The Company recognized a loss on impairment of long-lived assets of $2.1 million during the three- and six-months ended June 30, 2019. The loss on impairment is included in the loss from operations of $3.7 million and $8.4 million for the three- and six-months ended June 30, 2019, respectively, as stated in the Unaudited Consolidated Statements of Operations. The loss on impairment is comprised of two items consisting of an impairment of capitalized software development costs and an impairment of customer relationships, which represent non-recurring and non-cash items.

During the three- and six-months ended June 30, 2018, the Company did not recognize any non-recurring items.

Following is a reconciliation of the amounts of net loss from operations recognized and presented on the Unaudited Consolidated Statements of Operations and the resulting loss per share, in accordance with US GAAP to the amount of loss from operations and loss per share attributable to and before the effect of the recognized non-recurring items:

	For the Three-months ended		For the Six-months ended
	June 30,		June 30,
	2019	2018	2019	2018
As reported on the Statement of Operations, in accordance with US GAAP:
Loss from operations	$3,704,789	$6,081,577	$8,435,264	$12,030,240
Less:
Loss on impairment - capitalized software development costs	1,911,285	-	1,911,285	-
Loss on impairment - customer relationships	177,535	-	177,535	-

Loss on impairment of long-lived assets	2,088,820	-	2,088,820	-

Loss from operations before non-recurring items	1,615,969	6,081,577	6,346,444	12,030,240

Other (income) expense	(305,624)	(367,774)	13,904	(1,099,043)
Income tax expense	3,037	22,059	2,517	53,444

Net loss before non-recurring items	$1,313,382	$5,735,862	$6,362,865	$10,984,641

As reported on the Statement of Operations, in accordance with US GAAP:
Basic and diluted net (loss) per share	$(0.13)	$(0.23)	$(0.33)	$(0.45)
Less:
Basic and diluted net (loss) per share, attributable to non-recurring items	0.08	-	0.08	-

Basic and diluted net (loss) per share before non-recurring items	$(0.05)	$(0.23)	$(0.25)	$(0.45)

Basic and diluted weighted average shares outstanding	25,641,812	25,128,681	25,593,853	24,430,373

For further discussion of these nonrecurring items consider the Capitalized Software Development Costs, net and Other Intangible Assets, net footnote disclosures.

SITO MOBILE, LTD.
Notes to Unaudited Consolidated Financial Statements

4.	Accounts Receivable, net

Accounts receivable consist of the following:

	June 30,	December 31,
	2019	2018

Accounts receivable	$15,956,324	$10,626,664
Less: allowance for bad debts	(282,018)	(420,000)
Accounts receivable, net	$15,674,306	$10,206,664

5.	Property and Equipment, net

The following is a summary of property and equipment:

	June 30,	December 31,
	2019	2018
Equipment and computer hardware	$288,280	$268,662
Office furniture	259,452	256,820
Leasehold improvements	344,026	344,026

	891,758	869,508
Less: accumulated depreciation	(641,395)	(537,873)
	$250,363	$331,635

Depreciation expense for the three- and six-months ended June 30, 2019 and 2018 was $63.3 thousand and $41.5 thousand and $103.5 thousand and $82.1 thousand, respectively.

6.	Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	June 30,	December 31,
	2019	2018

Capitalized software development costs	$4,520,601	$3,152,889
Less: accumulated amortization	(2,609,316)	(2,291,190)
Balance at period end prior to impairment	1,911,285	861,699
Less: Impairment loss	(1,911,285)	-
	$-	$861,699

Amortization expense for the three- and six-months ended June 30, 2019 and 2018 was $156.5 thousand and $207.7 thousand and $318.1 thousand and $416.2 thousand, respectively.

Based on certain developments in June 2019, the Company’s management has decided on a strategic direction to adopt and employ already existing third-party software platforms. Although management believes that the internally developed software has market value, there is no immediate plan to license or sell the software, nor an identified acquirer. As such, management has determined to impair the asset fully as the originating projects have been discontinued during the three-months ended June 30, 2019 and there is no immediate plan to employ the software in the foreseeable future.

SITO MOBILE, LTD.
Notes to Unaudited Consolidated Financial Statements

7.	Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	June 30,	December 31,
	2019	2018

Patent costs	$2,709,550	$2,674,944
Less: accumulated amortization	(2,125,869)	(2,044,087)
	$583,681	$630,857

Amortization expense for the three- and six-months ended June 30, 2019 and 2018 was $41.9 thousand and $63.1 thousand and $81.8 thousand and $139.6 thousand, respectively. The Company generally amortizes patent costs over a seven-year useful life.

As of June 30, 2019, a schedule of amortization expense over the estimated remaining lives of the patents for the next five fiscal years and thereafter is as follows:

Year	Amortization expense
2019	$85,171
2020	170,342
2021	74,741
2022	66,050
2023	63,845
Thereafter	123,532
$583,681

Patents are an integral investment, which protects management’s rights of ownership over the underlying communications related intellectual property. The patents continue to have value to the Company and represent an investment in technologies that potentially benefit mobile communication companies and users.

Other Intangible Assets, net

The following is a summary of other intangible assets:

	June 30,	December 31,
	2019	2018

Technology	$970,000	$970,000
Customer relationships	-	870,000
Less: accumulated amortization	(386,029)	(942,993)
	$583,971	$897,007

Amortization expense for the three- and six-months ended June 30, 2019 and 2018 was $67.8 thousand and $67.8 thousand and $135.5 thousand and 135.5 thousand, respectively. The Company generally amortizes its technology assets over a 10-year useful life.

SITO MOBILE, LTD.
Notes to Unaudited Consolidated Financial Statements

During the quarter ended June 30, 2019, the Company determined that its customer relationships no longer had value and, therefore, recognized an impairment loss of $177.5 thousand representing the remaining carrying value of these intangible assets.

A schedule of amortization expense over the estimated remaining lives of the other intangible assets for the next five fiscal years and thereafter is as follows:

Year	Amortization expense
2019	$48,500
2020	97,000
2021	97,000
2022	97,000
2023	97,000
Thereafter	147,471
$583,971

The remaining technology assets represent an investment in software related to supporting operations and potentially licensable programs. These mobile advertising technologies comprise an integral component of the Company’s service infrastructure.

Goodwill

There were no changes to the carrying values of goodwill as of and for the six-months ended June 30, 2019:

	DoubleVision	Hipcricket, Inc.	Total
Balance as of December 31, 2018	$4,549,928	$1,894,297	$6,444,225

Activity	-	-	-

Balance as of June 30, 2019	$4,549,928	$1,894,297	$6,444,225

8.	Accrued Expenses

The following is a summary of accrued expenses:

	June 30,	December 31,
	2019	2018

Accrued payroll and related expenses	$1,680,425	$3,452,303
Accrued cost of revenues	821,399	1,065,027
Accrued professional fees	434,372	92,816
	$2,936,196	$4,610,146

SITO MOBILE, LTD.
Notes to Unaudited Consolidated Financial Statements

9.	Leases

Operating Leases

The Company reviews and evaluates its contracts to determine if any contain leases. As of June 30, 2019 and December 31, 2018, the Company has agreements with two providers that have been determined to contain leases. One of the agreements is for the Company’s primary office space and the other is for office equipment. In accordance with ASC Topic 842, which the Company adopted as of and for the year beginning January 1, 2018, a contract contains a lease if it conveys a right to direct the use of an identified asset and derive substantially all the economic benefits from the use thereof. If a contract is determined to contain a lease, it is further evaluated for purposes of classifying the arrangement as a finance lease. Any arrangement that does not meet the criteria to be accounted for as a finance lease is an operating lease.

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

Leases with an initial term of twelve months or less are classified as short-term leases and are not recognized on the consolidated balance sheet. As of June 30, 2019 and December 31, 2018, the Company does not have any short-term leases.

The following table summarizes the Company’s operating lease ROU assets:

	June 30,	December 31,
Lease	2019	2018
Newport Office Center VIII - Suite 204	$650,259	$650,259
Newport Office Center VIII - Suite 203	543,558	543,558
Newport Office Center VIII - Suite 202	130,068	130,068
Operating lease ROU assets , gross	1,323,885	1,323,885
Less:
Accumulated amortization	(1,151,481)	(1,012,168)
Operating lease ROU assets, net	$172,404	$311,717

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

For the three- and six-months ended June 30, 2019 and 2018, operating lease expense of $76.6 thousand and $76.6 thousand and $153.2 thousand and $153.2 thousand was recognized in the Unaudited Consolidated Statements of Operations, respectively. Operating lease expense is recognized on a straight-line basis, based on the term of the lease including any extension options the Company is reasonably certain to exercise. The total straight-line monthly rent expense is $25.5 thousand. In 2018, an approximate $1.9 thousand rent adjustment increased the straight-line rent expense, representing a miscellaneous reimbursement.

SITO MOBILE, LTD.
Notes to Unaudited Consolidated Financial Statements

The following table provides a summary of the Company’s finance lease ROU assets:

	June 30,	December 31,
Lease	2019	2018
Savin MP C6004EX	$14,563	$14,563
Finance lease ROU assets, gross	14,563	14,563
Less:
Accumulated amortization	(4,942)	(3,121)
Finance lease ROU assets, net	$9,621	$11,442

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

The Company had a finance lease ROU asset for another piece of office equipment, which lease was set to expire on October 20, 2018. However, by actions taken in conjunction with the lessor, the Company took ownership of the equipment in February 2018. As of June 30, 2019 and December 31, 2018, the finance lease ROU asset has been reclassified to property, plant and equipment.

Prior to adoption of ASU 2016-02, the Company’s finance leases (previously, capital leases) were included in property, plant and equipment in the consolidated balance sheets and the associated liabilities for the minimum future payments under these leases were classified as either current or long-term liabilities.

Finance lease ROU assets, net are included in Other assets on the consolidated balance sheet of the Company at June 30, 2019 and December 31, 2018.

For the three- and six-months ended June 30, 2019 and 2018, finance lease expense consisted of $0.9 thousand and $1.3 thousand and $1.8 thousand and $0.9 thousand of amortization of ROU assets and an insignificant amount of interest expense of less than $0.2 thousand in each period, respectively.

The following table summarizes future commitments under operating and finance leases as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Year	Operating	Finance	Operating	Finance
2019	$163,751	$1,869	$327,503	$3,739
2020	27,292	3,739	27,292	3,739
2021	-	3,739	-	3,739
2022	-	312	-	312
2023	-	-	-	-
Thereafter	-	-	-	-
	$191,043	$9,659	$354,795	$11,529

The future commitments under operating and finance leases represent the Company’s undiscounted cash flow future obligations as of June 30, 2019 and December 31, 2018. The discounted operating and finance lease liabilities presented on the consolidated balance sheets of the Company as of June 30, 2019 and December 31, 2018 are less the interest component of $6.3 thousand and $0.2 thousand and $20.2 thousand and $0.3 thousand resulting in lease liabilities of $184.7 thousand and $9.5 thousand and $334.6 thousand and $11.2 thousand, respectively.

Finance lease liabilities of $3.6 thousand and $5.9 thousand and $3.6 thousand and $7.6 thousand are included in Other current and long-term liabilities on the consolidated balance sheet of the Company at June 30, 2019 and December 31, 2018, respectively.

SITO MOBILE, LTD.
Notes to Unaudited Consolidated Financial Statements

10.	Notes Payable

In June 2019, the Company implemented a plan providing for the issuance of up to $7.3 million of non-convertible, secured, subordinated notes payable (the “Notes”). The Notes are original issue discount certificates offered at an approximate 18% discount in a private placement ending August 27, 2019. In connection with the purchase of the Notes, the Company will issue one thousand warrants to purchase an equivalent number of shares of the Company’s common stock for each $1 thousand of purchase price received.

As of June 30, 2019, the Company has approximately $1.15 million of Notes principal outstanding. The Notes were issued on various dates ranging from June 24, 2019 through June 28, 2019 and have a 90-day maturity. The issuance of the Notes provided the Company net proceeds of $1.7 million.

The Company carried no debt as of December 31, 2018.

The following table summarizes the Company’s Notes and warrants outstanding as of June 30, 2019.

		As of June 30, 2019
Issuance Date	Maturity date	Notes Payable	No. of Warrants	Warrants
June 24, 2019	September 21, 2019	$304,878	250,000	$81,057
June 24, 2019	September 21, 2019	121,951	100,000	32,423
June 25, 2019	September 22, 2019	121,951	100,000	31,044
June 26, 2019	September 23, 2019	304,878	250,000	75,856
June 28, 2019	September 25, 2019	609,756	500,000	185,132
June 28, 2019	September 25, 2019	609,756	500,000	185,132
		$2,073,170	1,700,000	$590,644
Less:
Discount		918,556
Notes payable, net		$1,154,614

The Notes were issued as original issue discount certificates. Each $1 thousand of cash value received by the Company will be settled at maturity for $1.2 thousand, resulting in a contractual effective interest rate of 20.09%.

Additionally, each purchaser of the Notes received 1,000 warrants per $1 thousand cash value paid that entitles the holder to acquire an equivalent number of shares of the Company’s common stock at $1 dollar per share. As of June 30, 2019, there are 1.7 million warrants outstanding. The warrants expire two years from the date of issuance, which is the same as the related Note’s issuance date.

The Company assessed that the warrants are detachable instruments based on their surviving the maturity of the associated debt. As such, the Company valued the warrants using a Black-Scholes option pricing model using a closing share price at the date of grant ranging from $0.70 dollar to $0.79 dollar, a $1 dollar exercise price, a two-year term, a two-year historical volatility rate based on the common stock’s closing price each trading day of the two-year period prior to issuance ranging from 94.9% to 95.9%, and a 5.16% risk free interest discount rate. Based on the model and assumptions applied, the computed fair value of each warrant certificate granted ranged in value from $0.30 dollar to $0.37 dollar, resulting in a total value assigned to the warrants of $590.6 thousand that was added to the original issue discount of $373.2 thousand and will be accreted to the value of the Notes through maturity.

For the three- and six-months ended June 30, 2019, the Company recognized $45.3 thousand of interest expense related to the Notes.

Subsequent to June 30, 2019, the Company sold $800 thousand of notes having a principal amount of $975.6 thousand including 800 thousand warrants issued. The notes and warrants have identical terms to the Notes and warrants described above.

Additionally, on August 19, 2019, the Company sold a $250 thousand note bearing ten percent (10%) per annum. The note matures on February 15, 2020, at which time the principal and interest is due.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

11.	Income Taxes

As of June 30, 2019, the Company had a federal net operating loss carryforward (“NOL”) of approximately $70.4 million, comprised of $47.1 million of losses generated prior to January 1, 2018 and expiring in various years through 2037, and $23.3 million of losses generated that can be carried forward indefinitely. The Company has a state NOL carryforward of approximately $51.1 million available to offset future income for income tax reporting purposes, which will expire in various years through 2037, if not utilized.

The Company’s ability to use the NOL carryforward may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. A limitation may apply to the use of the NOL and tax credit (if any) carryforwards, under provisions of the Internal Revenue Code that are applicable, if we experience an “ownership change”. That may occur, for example, as a result of trading in our stock by significant investors as well as the issuance of new equity. Should these limitations apply, the NOL carryforwards would be subject to an annual limitation, resulting in a substantial reduction in the gross deferred tax asset.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense, but to identify them for tax purposes. During the three- and six-months ended June 30, 2019 and 2018, there was no federal income tax expense required in the Unaudited Consolidated Statements of Operations, nor was an income tax liability required to be recorded on the Unaudited Consolidated Balance Sheet at June 30, 2019 or the Consolidated Balance Sheet at December 31, 2018. However, there is an IRS penalty of $26 thousand and $0.1 thousand with the related interest expense that was recorded for a civil penalty due to an error in payroll tax reporting by our payroll processing company. We are not currently involved in any income tax examinations.

12.	Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). US GAAP also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

During the three- and six-months ended June 30, 2019 and 2018, the Company recognized the following stock-based compensation expense:

	Stock Options	Restricted Stock Units (“RSU”)	Total
Three-months ended June 30, 2019:
General and administrative	$240,799	$135,816	$376,615
Sales and marketing	141,481	5,847	147,328
Total	$382,280	$141,663	$523,943

Three-months ended June 30, 2018:
General and administrative	$565,878	$739,544	$1,305,422
Sales and marketing	457,030	13,520	470,550
Total	$1,022,908	$753,064	$1,775,972

Six-months ended June 30, 2019:
General and administrative	$450,427	$496,285	$946,712
Sales and marketing	327,653	13,520	341,173
Total	$778,080	$509,805	$1,287,885

Six-months ended June 30, 2018:
General and administrative	$1,140,592	$1,672,624	$2,813,216
Sales and marketing	1,019,562	32,522	1,052,084
Total	$2,160,154	$1,705,146	$3,865,300

13.	Fair Value

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions, which are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

●	Level 1 -	Unadjusted quoted prices in active markets for identical assets or liabilities that an entity can access at the measurement date.

●	Level 2 -	Valuations based on quoted prices, other than included in Level 1, that are observable for the asset or liability, either directly or indirectly.

●	Level 3 -	Valuations based on unobservable inputs for the asset or liability. Unobservable inputs may include our own data, adjusted for other reasonably available information, such as internally-generated financial forecasts, prices contained in quotes from suppliers, or other subjectively determined factors.

The Company has identified the warrants issued in July 2017 as liabilities required to be presented at fair value on the consolidated balance sheets. The warrant liability is measured within Level 2 of the fair value hierarchy because its value is determined based on inputs that are observable or can be corroborated by observable data, but which financial instruments are not listed on a public exchange. The Company measures the fair value of the warrant liability each reporting period. For the three-and six-months ended June 30, 2019 and 2018, a net gain of $348.9 thousand and $334.3 thousand and $29.1 thousand and $975.5 thousand was recorded, respectively, on the revaluation of the warrant liability.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

14.	Stockholders’ Equity

Common Stock

The holders of the Company’s common stock are entitled to one vote per share of common stock held.

During the six-months ended June 30, 2019, the Company issued 113 thousand shares of its common stock attributable to the vesting of restricted stock units (“RSUs”) granted to satisfy the settlement of an officer’s separation agreement signed on February 7, 2019. The granted RSUs were valued at the Company’s common stock closing price on February 7, 2019 of $1.98 dollar per share, as quoted on the NASDQ stock exchange.

No shares of the Company’s common stock were issued during the three-month period ended June 30, 2019.

During the three- and six-months ended June 30, 2018, the Company issued 227 thousand and 3.3 million shares of common stock, respectively. Of the total shares of common stock issued during the six-months ended June 30, 2018, 2.9 million shares of common stock were issued in a registered offering resulting in $14.8 million in gross proceeds less legal and accounting fees of $1.1 million, 222.4 thousand shares of common stock were issued at a value of $894.2 thousand as 2017 compensation to certain executives, 77.4 thousand shares of common stock were issued upon the exercise of stock options for which the Company received $116.3 thousand in gross proceeds, and 12.9 thousand shares of common stock were issued on vesting of restricted stock units (“RSU”) for which the value was recognized in equity as the RSUs vested.

The 222.4 thousand shares of common stock and 4.3 thousand of the 12.9 thousand shares of common stock related to the vesting of the RSUs were recognized in equity during the three-months ended June 30, 2018.

Warrants

In connection with the promissory notes sold by the Company in June 2019, the Company issued 1.7 million warrants that allow the holders of the certificates to purchase an equal number of shares of the Company’s common stock for $1 dollar each. The warrants have a two-year term expiring between June 24 and 28, 2021. The warrants are not transferrable and do not provide any settlement options, other than exercise, and are considered equity instruments for accounting and financial reporting purposes.

Stock Incentive Plans

The Company established the 2017 Stock Incentive Plan while closing the 2008, 2009, and 2010 plans (collectively, the “Plans”) under which 2.5 million shares have been reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. The Plans are administered by the Compensation Committee of the Board of Directors, which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award. As of June 30, 2019, there were 1.0 million shares available to grant under the 2017 Stock Incentive Plan.

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

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

Stock option activity for the three-months ended June 30, 2019 and 2018 are as follows:

	Stock Option Activity Under the Plans
	Stock Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance – March 31, 2018	1,956,185	$2.50 - $6.76	$5.20	5.39
Grants	100,000	$6.01	$6.01
Exercises	-	-	-
Forfeitures	(199,679)	$3.51 - $6.76	$6.15
Balance – June 30, 2018	1,856,506	$2.50 - $6.76	$5.34	7.34

Balance – March 31, 2019	1,589,500	$1.15 - $6.66	$4.22	7.33
Grants	-	-	-
Exercises	-	-	-
Forfeitures	(575,750)	$1.16 - $6.66	$3.01
Balance – June 30, 2019	1,013,750	$1.16 - $6.66	$4.91	6.74

Stock option activity for the six-months ended June 30, 2019 and 2018 are as follows:

	Stock Option Activity Under the Plans
	Stock Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance – December 31, 2017	2,293,214	$2.50 - $6.76	$5.20	7.93
Grants	100,000	$6.01	$1.13
Exercises	(77,420)	$2.50 - $4.00	$2.90
Forfeitures	(459,288)	$2.76 - $6.66	$4.33
Balance – June 30, 2018	1,856,506	$2.50 - $6.76	$5.34	7.34
Grants	210,000	$1.51 - $2.17	$1.67
Exercises	-	-	-
Forfeitures	(948,806)	$2.50 - $6.66	$4.55
Balance – December 31, 2018	1,117,700	$1.15 - $6.76	$5.33	7.74
Grants	480,000	$1.16 - $2.05	$1.62
Exercises	-	-	-
Forfeitures	(583,950)	$1.16 - $6.66	$3.00
Balance – June 30, 2019	1,013,750	$1.16 - $6.66	$4.91	6.74

For the three- and six-months ended June 30, 2019 and 2018, the Company recognized compensation expense related to stock option grants of $382.3 thousand and $1,022.9 thousand and $778.1 thousand and $2,160.2 million, respectively.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

The estimated fair value of each option award granted was determined on the date of grant using a Binomial option-pricing model with the following assumptions for option granted during the three- and six-months ended June 30, 2019 and 2018, respectively.

	For the Three- and Six-months ended
	June 30,
	2019	2018
Weighted average risk-free interest rate	2.58%	2.97%
Weighted average expected volatility	95.35%	94.88%
Dividend yield	-	-
Weighted average expected option term (years)	9.57	8.93
Weighted average grant date fair value	$1.24	$6.01

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

A summary of the Company’s non-vested stock options activity for the three-months ended June 30, 2019 and 2018 is presented below:

	Number of Options	Weighted Average Exercise Price
Non-Vested Balance – March 31, 2018	1,767,500	$6.11
Grants	100,000
Vested	(39,928)
Forfeitures	(199,679)
Non-Vested Balance – June 30, 2018	1,627,893	$6.17

Non-Vested Balance – March 31, 2019	1,094,250	$5.21
Grants	-
Vested	(283,750)
Forfeitures	(8,250)
Non-Vested Balance – June 30, 2019	802,250	$5.21

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

A summary of the Company’s non-vested stock options activity for the six-months ended June 30, 2019 and 2018 is presented below:

	Number of Options	Weighted Average Exercise Price
Non-Vested Balance – December 31, 2017	2,049,000	$6.07
Grants	100,000
Vested	(228,613)
Forfeitures	(292,494)
Non-Vested Balance – June 30, 2018	1,627,893	$6.17
Grants	210,000
Vested	(24,837)
Forfeitures	(948,806)
Non-Vested Balance – December 31, 2018	864,250	$6.13
Grants	480,000
Vested	(211,500)
Forfeitures	(330,500)
Non-Vested Balance – June 30, 2019	802,250	$5.21

A summary of the Company’s restricted stock unit (“RSU”) activity for the three-months ended June 30, 2019 and 2018 is presented below:

	RSU Activity
	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested Balance – March 31, 2018	1,729,389	$5.95
Grants	225,468
Vested	(30,833)
Forfeitures	(5,000)
Non-Vested Balance – June 30, 2018	1,919,024	$5.73

Non-Vested Balance – March 31, 2019	1,405,895	$5.69
Grants	-
Vested	(117,375)
Forfeitures	(25,000)
Non-Vested Balance – June 30, 2019	1,263,520	$6.02

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

A summary of the Company’s RSU activity for the six-months ended June 30, 2019 and 2018 is presented below:

	RSU Activity
	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested Balance – December 31, 2017	114,713	$4.25
Grants	1,844,454
Vested	(35,143)
Forfeitures	(5,000)
Non-Vested Balance – June 30, 2018	1,919,024	$5.73
Grants	158,529
Vested	(179,304)
Forfeitures	(580,088)
Non-Vested Balance – December 31, 2018	1,318,161	$6.03
Grants	112,734
Vested	(117,375)
Forfeitures	(50,000)
Non-Vested Balance – June 30, 2019	1,263,520	$6.02

During the three-months ended March 31, 2018, the Company identified an error in the accounting for certain RSU awards granted to employees in 2017. This non-cash error of approximately $500 thousand was determined to be immaterial and recorded as an out-of-period adjustment, primarily to general and administrative expenses in the accompanying Unaudited Consolidated Statement of Operations for the six-months ended June 30, 2018. The Company utilized the Monte Carlo valuation model to estimate the fair value of these awards, which requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term, and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of expense could be materially different in the future.

For the three- and six-months ended June 30, 2019 and 2018, the Company recognized compensation expense related to RSUs of $141.7 thousand and $753.1 thousand and $509.8 thousand and $1,705.1 million, respectively. Additional compensation expense of approximately $245.9 thousand relating to the unvested portion of RSUs is expected to be recognized during the remainder of calendar year 2019.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

15.	Warrants

Warrants

There has been no activity in or with the warrants accounted for as liabilities for the three- and six-months ended June 30, 2019 and 2018. Following is a summary of the warrants accounted for as liabilities as of and for the six-months ended June 30, 2019:

	Warrants	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance – December 31, 2017	320,000	$6.25	$6.25	4.5
Grants	-
Exercised	-
Cancellations	-
Balance – June 30, 2018	320,000	$6.25	$6.25	4.0
Grants	-
Exercised	-
Cancellations	-
Balance – December 31, 2018	320,000	$6.25	$6.25	3.5
Grants	-
Exercised	-
Cancellations	-
Balance – June 30, 2019	320,000	$6.25	$6.25	3.0

16.	Commitments and Contingencies

Legal

In the normal course of its business, the Company may be involved in various claims, negotiations, and legal actions. As of June 30, 2019, the Company is not aware of any asserted or un-asserted claims, negotiations, and legal actions for which a loss is considered reasonably possible of occurring and would require recognition in the accompanying Unaudited Consolidated Financial Statements.

Litigation

Securities Complaint

On February 17, 2017, plaintiff Sandi Roper commenced a purported securities class action against the Company and certain of the Company’s current and former officers and directors in the United States District Court for the District of New Jersey captioned Roper v. SITO Mobile, Ltd., Case No. 17-cv-1106-ES-MAH (D.N.J. filed Feb. 17, 2017) (the “Securities Complaint”). On May 8, 2017, Red Oak Fund, LP, Red Oak Long Fund LP, Red Oak Institutional Founders Long Fund, LP and Pinnacle Opportunities Fund, LP (collectively, “Red Oak”) were appointed lead plaintiffs in this class action. On June 22, 2017, Red Oak filed an amended complaint, purporting to represent a class of stockholders who purchased our common stock between August 15, 2016 and January 2, 2017 (the “Class Period”). On January 30, 2019, the United States District Court for the District of New Jersey dismissed without prejudice all causes of action with the exception of claims against a former officer, a former officer/director, and the Company, arising out of statements made from November 2016 to January 2017 regarding media placement revenues. The remaining claims are brought under section 10(b) of the Securities Exchange Act and SEC Rule 10b-5 promulgated thereunder, and seek to hold the executives responsible as controlling persons. The amended complaint seeks unspecified damages. The parties participated in mediation on April 30, 2019. As a result of the mediation, discussions, and negotiations taking place thereafter, plaintiffs and defendants agreed to settle the matter for payment of one million two hundred fifty thousand dollars ($1.25 million). By a document dated July 31, 2019, the parties executed a stipulation that reflects the settlement. The entire settlement is covered by insurance and is subject to court approval. On August 6, lead plaintiffs moved for approval of the proposed settlement. That motion is pending.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

Fort Ashford

In November 2017, the Company received a complaint filed by Fort Ashford Funds, LLC (“Ashford”) in the Superior Court of the State of California, Orange County (the “Ashford Complaint”). The Ashford Complaint claims that the Company issued certain warrants to Panzarella Consulting, LLC and Patrick Panzarella (together “Panzarella”) giving them the option to purchase, in the aggregate, five million (5 million) shares of the Company’s common stock at a price of fifty cents ($0.50 dollar) per share. Through a series of purported transfers, the warrants were allegedly transferred to Ashford, which is now seeking to exercise such purported warrants or to obtain damages. However, the Company has made a thorough inquiry into these matters. It appears that certain warrants may have been issued in 2005, but such warrants expired in 2015. Further, as of this time, Ashford has failed to provide any evidence of the right of Ashford (and its assignor Anthony Macaluso) to exercise such warrants. The Company has asserted a number of affirmative defenses to the claim in its answer, and the parties are currently engaged in discovery. Ashford and the Company have been engaging in discovery since June 2018. They have produced documents and exchanged interrogatory answers. Depositions have been taken from numerous witnesses, including Mr. Macaluso. The discovery phase of the Ashford Complaint has been completed. On May 24, 2019, the Company filed a motion for summary judgment. The Court heard the motion on August 8, 2019 and entered an order granting the motion to dismiss all of Ashford’s claims with prejudice. The Company submitted a judgment to the Court for execution and entry, which the Court received on August 19, 2019. Ashford will have 60 days from entry of the judgment to file a notice of appeal. The Company has not been informed whether Ashford will file an appeal.

Leff Complaint

On June 5, 2019, a complaint for, inter alia, breach or written contract and failure to pay wages due, was filed in the Superior Court of the State of California, County of Los Angeles, on behalf of Allison Leff as plaintiff against SITO Mobile Solutions, Inc. as defendant. Leff’s Complaint alleges the failure to pay commissions allegedly due plus interest, attorney’s fees and costs. The Company has filed an answer to Leff’s Complaint and will defend such action vigorously and as necessary, in accordance with facts supporting such defense.

Litigation - Conclusion

The Company intends to defend itself vigorously against the purported allegations contained in each of the legal actions described. The Company believes each of the foregoing claims to be without merit, but at this time is unable to provide any assurances as to the ultimate outcome of the actions relating to the Securities Complaint, the Ashford Complaint, or the Leff Complaint. The Company cannot estimate the timing when these matters may be brought to conclusion or state with certainty that it will not incur any losses relating to these actions.

Clearcode Complaint

On June 20, 2019, Clearcode S.A. (formerly, Digimedia, Sp. z o.o.), as plaintiff, filed an action in the Supreme Court of the State of New York, County of New York against the Company, as defendant, for failure to remunerate Clearcode for services performed under a software development services agreement entered into by the parties in June 2016. Clearcode seeks damages for services performed plus expenses. The Company is in discussions with Clearcode to settle this matter, the services portion of which is included in the accompanying Unaudited Consolidated Statement of Operations as of June 30, 2019. The Company contests the amount of expenses being sought and will vigorously defend itself against the action brought against it.

* * * * *

As aforementioned, from time to time, the Company is may be involved in litigation that routinely arises in the ordinary course of business. Other than the aforementioned, there are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

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

Overview

We harness our proprietary location-based marketing intelligence platform to provide advertisement delivery, measurement and attribution services (“Ad Placement”) and consumer insights (“Insights”) to brands, advertising agencies, out-of-home advertisers, media companies, and non-media companies that utilize consumer insights for strategic decision-making purposes. Our products, fueled by robust locational data, allow marketers and executive decision makers to understand better the movement and behaviors of consumers. For our marketing-based customers, we use our data to run highly targeted media campaigns through our Ad Placement platform. The majority of our revenue comes from Ad Placement services, which typically include a market analysis, the delivery of advertisements and the production of measurement and attribution reports that highlight the effectiveness of the campaign.

By identifying and reaching our customers’ most likely consumers with digital customized product offerings, our customers can more efficiently and effectively run marketing campaigns, thereby increasing sales and reducing wasted marketing expenditures associated with traditional approaches.

Our Principal Products and Services

Ad Placement

 We deliver advertisements on behalf of our customers to highly targeted audiences of consumers in a privacy compliant manner. The majority of our revenue comes from the placement of advertisements embedded in applications (including web browsers) on users’ mobile devices. The type of advertisement that we deliver will vary depending on the campaign and available inventory, typically including display, native, video and rich media. In addition to our mobile advertisement placement capabilities, we deliver advertisements across television, desktop, social media and digital out-of-home platforms.

We produce measurement and attribution reports that highlight the effectiveness of our customers’ advertising campaigns. Our measurement reports, which provide our customers with key performance indicators (“KPIs”) of the advertising campaign, are typically provided during or at the conclusion of a campaign. KPIs include, but are not limited to, the number of impressions delivered, consumer click-through rates, video completion rates, and rich-media engagements. Our attribution reports further highlight the impact the campaign has on the consumer receiving the advertisement. These reports are outlined below under “Measurement and Attribution Products”.

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

We employ sales staff across several regions along with our account management team to sell and manage our products. The regional nature of these employees allows us to maintain a presence in key advertising and technology hubs in the United States, including New York/New Jersey, Seattle, and San Francisco. Our sales force and account management team are trained to sell our products and are experts in delivering relevant measurement and attribution reports to our customers.

Advertisement Delivery Methods:

●

Behavioral Targeting –

The targeting of a customer’s existing or potential consumers based on previous locations visited, demographics, consumer relationship management (“CRM”) data, purchase history, and interests.

●	Proximity Targeting – In real time, we deliver advertisements to consumers’ mobile devices to drive consumers in-store from any distance.

●	In-Store Targeting - The delivery of advertisements at the point of purchase when the consumer is potentially making a purchase decision.

●	Geo-Conquesting – While our customers’ existing consumers are in our competitors’ locations, we deliver advertisements to influence purchase decisions.

●	Retargeting – The continued engagement with a customer’s existing or potential consumers with multiple touchpoints, based on interactions with previous ad impressions.

●	Cross-Device Audience Targeting – We unify and amplify a customer’s audience for existing and prospective consumers by reaching consumers on their desktops and mobile devices.

Measurement and Attribution Products:

●

Location, Audience and Behavior Sciences (“LABS”) –

LABS reports provide a transparent, in-depth analysis of a customer’s audience, breaking down location, purchase, and demographic data against multiple control groups for selected targeted audiences in real time.

●

Real-time Verified Walk-In (VWI) –

We provide a built in-house platform working in tandem with a data management platform (“DMP”) and demand side platform (“DSP”) that offers real-time, closed-loop attribution identifying devices that have been used to interact with an advertisement on any advertising medium and that have been carried into a physical location.

●	Purchase Science Reports – Provides transaction data to make marketing campaigns more relevant and measurable.

Insights

Our Insights products allow marketers and executive decision makers to understand better the movement and behavior of their audience of existing and prospective consumers. Through our Consumer Behavior and Location Sciences™, we explore the movement and behavior of consumers and present information and actionable insights for the executives and strategic decision makers of our customers, who are looking to understand and influence consumer behaviors.

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

●

Research –

We provide data visualization that offers deep insights and reports on any audience, location or prospective consumer profile while using de-identification techniques such as pseudonymous identifiers associated with mobile devices to help safeguard privacy. These detailed and anonymous data visualizations show what type of interests, demographics, locations, and purchases define a customer’s audience of current or potential consumers, allowing them to better understand who and where to target. Research includes our SITO LABS products, which are custom audience insights provided in real-time. These customized research reports allow our customers to investigate aggregate consumer visitation trends, journey data, and behavioral data, and compare such trends and data against customized control groups and consumer averages, which enables our customers to make more informed business decisions and reduce ineffective marketing expenditures.

●

Audience –

We provide proprietary data segments built and customized to fit our customers’ measurement and media needs. We segment device-based data points by grouping them according to locations visited, frequency of visits, demographics and other behaviors in order to properly target and plan for media campaigns. We also model and create audiences based on the attributes of populations of current and prospective consumers, which in turn, is based on CRM data, location visits, or visits from digital properties.

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

Our Industry

According to industry reports including surveys and reports from Emarketer, International Data Corporation (IDC), and WARC, U.S. mobile advertising expenditures were approximately $76 billion in 2018, and such expenditures are expected to continue to grow at an annual double-digit rate through 2022. We believe this growth is largely being driven by growth in mobile internet usage and the mobile advertising industry’s ability to measure effectively campaigns, which allows marketers to see that they are receiving an attractive return on investment for their advertising expenditures.

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

Competition

The mobile media and data communications market for products and services is competitive with the rapid growth and adoption of mobile data services, along with the increased demand for mobile marketing and advertising solutions. We expect new market entrants, existing competitors and non-traditional participants to introduce new products and services that compete with our products. Additionally, we face the risk that our customers may seek to develop in-house products as an alternative to those currently provided by us.

Our competition varies across our different product lines. For advertisement delivery, measurement and attribution, and insights, we will typically face different competitors, with some competitors overlapping into multiple product lines. Companies such as ArcGIS, CARTO, Cuebiq, Facebook, Foursquare, Google, GroundTruth, Mapbox, NinthDecimal, Placed (part of SNAP), PlaceIQ, ThinkNear and Verve, among others, compete with us in one or more of our product or service offerings.

Business Seasonality

Our revenue, cash flow from operations, earnings, operating results, and other key operating and financial measures may vary from quarter to quarter due to the seasonal nature of our clients’ advertising expenditures. For example, many purchasers of advertising devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Our revenue, cash flow from operations, earnings, operating results, and other key operating and financial measures may potentially fluctuate, based on seasonal factors from period to period. Although there has not been significant cyclical fluctuation historically experienced, we are aware that such fluctuations could occur in the future.

Working Capital Requirements

The majority of our revenue is generated from the sale of our Ad Placement products. While we attempt to coordinate collections from our customers (brands, advertising agencies, out-of-home advertisers, and other non-media companies) to fund our payment obligations to our sellers (ad exchanges, ad networks and publishers), we will typically purchase and pay for our ad inventory before we receive payment from our customers. We believe that competitive pressure in the digital advertising industry has allowed customers to slow the timing of their payments to us. As a result of these dynamics, our cash flow may be adversely affected, as we will likely continue to use working capital to fund our accounts payable pending collection from our customers. This may result in additional cash expenditures and cause us to forego or defer other more productive uses of our working capital. In addition, there can be no assurances that we will not experience bad debt in the future. Any such write-offs for bad debt may have a materially adverse effect on our results of operations for the periods in which such write-offs occur.

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

For the three-months ended June 30, 2019, the Company derived approximately $8.2 million or 58.9% of total revenue from one customer and for the three-months ended June 30, 2018, no one customer accounted for a significant amount of total revenue. For the six-months ended June 30, 2019 and 2018, the Company derived approximately $10.4 million or 46.7% and $5.2 million or 26.8% of total revenue from one customer, respectively.

During the six-months ended June 30, 2019, the Company obtained an approximate $10.4 million contract for media placement services, of which approximately $8.2 million of revenue was recognized during the three-months ended June 30, 2019. At contract outset, as is normal and customary, management considered many factors in accepting and contractually committing itself, including the Company’s ability to deliver its contractual performance obligations and the probability of collection of its contractually stipulated compensation, which probability considers the likelihood of and customer’s ability to pay. Nothing has come to the Company’s attention that would have altered its assessment at the contracts initiation or in connection with the Unaudited Consolidated Financial Statements as of and for the three- and six-months ended June 30, 2019.

Results of Operations

Results of operations for the three- and six-months ended June 30, 2019 and 2018

The following table sets forth, for the periods indicated, certain data derived from our Unaudited Consolidated Statements of Operations (in millions):

	For the Three-months ended June 30,				For the Six-months ended June 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Total revenue	$13.9	$8.4	5.5	65%	$22.3	$19.6	2.7	14%
Cost of revenue	9.4	4.4	5.0	114%	15.0	11.1	3.9	35%
Gross profit	4.5	4.0	0.5	13%	7.3	8.5	(1.2)	(14)%

Sales and marketing	3.4	5.5	(2.1)	(38)%	7.4	10.8	(3.4)	(31)%
General and administrative	2.6	4.4	(1.8)	(41)%	6.0	9.4	(3.4)	(36)%
Depreciation and amortization	0.1	0.2	(0.1)	(50)%	0.3	0.3	0.0	0%
Loss on impairment of long-lived assets	2.1	0.0	2.1	(100)%	2.1	0.0	2.1	(100)%
Loss from operations	(3.7)	(6.1)	2.4	(39)%	(8.5)	(12.0)	3.5	(29)%

Gain on revaluation of warrant liability	0.3	0.4	(0.1)	(25)%	0.0	1.0	(1.0)	(100)%
Other income	0.0	0.0	0.0	0%	0.1	0.1	0.0	0%
Interest (expense) income, net	(0.1)	0.0	(0.1)	(100)%	(0.1)	0.0	(0.1)	(100)%
Loss before income taxes	$(3.5)	$(5.7)	2.2	(39)%	$(8.5)	$(10.9)	2.4	(22)%

The following table sets forth, for the periods indicated, the percentage of sales represented by certain items reflected in our Unaudited Consolidated Statements of Operations:

	For the Three-months ended June 30,		For the Six-months ended June 30,
	2019	2018	2019	2018
Total revenue	100%	100%	100%	100%
Cost of revenue	68%	52%	67%	57%
Gross profit	32%	48%	33%	43%

Sales and marketing	24%	65%	33%	55%
General and administrative	19%	52%	27%	48%
Depreciation and amortization	1%	2%	1%	2%
Loss on impairment of long-lived assets	15%	0%	9%	0%
Loss from operations	(27)%	(71)%	(37)%	(62)%

Gain on revaluation of warrant liability	2%	5%	0%	5%
Other income	0%	0%	0%	1%
Interest (expense) income, net	(1)%	0%	(0)%	0%
Loss before income taxes	(26)%	(66)%	(37)%	(56)%

Earnings

The Company reported a loss from operations for the three-months ended June 30, 2019 of approximately $3.7 million compared to a loss from operations for the three-months ended June 30, 2018 of approximately $6.1 million, representing a decrease in the loss from operations of approximately $2.4 million. The cost of revenue increased 114% for the second quarter as compared to the second quarter of 2018, due to higher ad costs for the ad campaign for Aviron pictures. While the cost of sales and marketing decreased 38% compared to the previous year, the general and administrative costs decreased 41% from the previous year mainly due to a decrease of approximately $300 thousand in compensation expense per payroll cycle, relating to managements’ restructuring efforts.

The Company reported a net loss of $0.13 dollar per share for the three-months ended June 30, 2019, based on 25,641,812 weighted average shares outstanding, as compared to a net loss of $0.23 dollar per share for the three-months ended June 30, 2018, based on 25,128,681 weighted average shares outstanding.

The Company reported a loss from operations for the six-months ended June 30, 2019 of approximately $8.5 million compared to a loss from operations for the six-months ended June 30, 2018 of approximately $12.0 million, representing a decrease in the loss from operations of $3.5 million. The cost of revenue increased 35% due to higher ad costs for the Aviron pictures ad campaign. While the cost of sales and marketing decreased 31% compared to the previous year, the general and administrative costs decreased 36% from the previous year due to restructuring efforts, including a reduction in headcount.

The Company reported a net loss of $0.33 dollar per share for the six-months ended June 30, 2019, based on 25,593,853 weighted average shares outstanding, as compared to a net loss of $0.45 dollar per share for the six-months ended June 30, 2018, based on 24,430,373 weighted average shares outstanding.

Revenue and Cost of Revenue

During the three-months ended June 30, 2019, revenue increased by $5.5 million or 65%, to $13.9 million as compared to $8.4 million for the three-months ended June 30, 2018. The increase is due to a change in product lines. Management reduced the size of the sales staff that were non-performing and started to transition away from ad agencies to direct customer sales, which are expected to provide better margins in the future. The Company replaced its chief revenue officer in April 2019, as its prior revenue officer resigned in October 2018.

Our cost of revenue, which represents the costs primarily associated with media placement revenues, increased 114%, to $9.4 million for the three-months ended June 30, 2019, compared to $4.4 million for the three-months ended June 30, 2018. As a percentage of sales, cost of revenue has increased from 52% for the three-months ended June 30, 2018 to 68% for the three-months ended June 30, 2019, due to lower margins on motion pictures and the costs of acquiring new customers as we continue to diversify our customer base, and enter into business with larger customers. Our technology investment that drives our revenue growth is focused on our mobile engagement platform through software development efforts. We capitalize the cost of developing our mobile engagement platform and amortize our investment over three years.

Our cost of revenue, which represents the costs primarily associated with media placement revenues, increased by $3.9 million, or 35%, to $15.0 million for the six-months ended June 30, 2019, compared to $11.1 million for the six-months ended June 30, 2018. Cost of revenue as a percentage of revenue has increased faster than revenue due to lower margins on television media contracts and movie advertising, and the costs of acquiring new customers as we continue to diversify our customer base, and enter into business with larger customers.

For the three-months ended June 30, 2019, the Company derived approximately $8.2 million or 58.9% of total revenue from one customer and for the three-months ended June 30, 2018, no one customer accounted for a significant amount of total revenue. For the six-months ended June 30, 2019 and 2018, the Company derived approximately $10.4 million or 46.7% and $5.2 million or 26.8% of total revenue from one customer, respectively.

Expenses

Sales and marketing expense decreased $2.1 million or 38%, to $3.4 million for the three-months ended June 30, 2019. This decrease is due primarily to the restructuring of our direct sales force and customer management personnel. Sales and marketing expense decreased as a percentage of revenue from 65% to 24% for the three-months ended June 30, 2018 to 2019, respectively, as we continue to restructure operations and invest in the growth of our business.

General and administrative expenses decreased by approximately $1.8 million or 41% to $2.6 million for the three-months ended June 30, 2019 compared to $4.4 million for the three-months ended June 30, 2018. The decrease in general and administrative expenses was primarily due to the reduction in headcount and compensation expense for the executive and non-executive teams.

Sales and marketing expense decreased $3.4 million or 31%, to $7.4 million for the six-months ended June 30, 2019. This decrease is due primarily to the restructuring of our direct sales force and customer management personnel. Sales and marketing expense decreased as a percentage of revenue from 55% to 33% for the six-months ended June 30, 2018 to 2019, respectively, as we continue to restructure operations and invest in the growth of our business.

General and administrative expenses decreased by approximately $3.4 million or 36% to $6.0 million for the six-months ended June 30, 2019 compared to $9.4 million for the six-months ended June 30, 2018. The decrease in general and administrative expenses was primarily due to the reduction in headcount and compensation expense for the executive and non-executive team.

Liquidity and Capital Resources

We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our primary source of liquidity is from the issuance of common stock and debt. At the end of June 2019, SITO received cash of $1.7 million for the issuance of Notes with warrants to accredited investors, which has been used to fund operations.

The following table sets forth, for the periods indicated, selected data reflected in our Balance Sheet (in millions):

	June 30, 2019 (Unaudited)	December 31, 2018	Change $	Change %
Cash	$0.8	$2.6	(1.8)	(69)%
Accounts receivable, net	15.7	10.2	5.5	54%
Other assets	8.4	10.1	(1.7)	(17)%
Total assets	$24.9	$22.9	2.0	9%

Accounts payable	$13.1	$4.4	8.7	198%
Accrued expenses	2.9	4.6	(1.7)	(37)%
Other liabilities	2.3	0.8	1.5	188%
Total liabilities	$18.3	$9.8	8.5	87%

At June 30, 2019, we had $0.8 million in cash and cash equivalents compared to $2.6 million of cash and cash equivalents at December 31, 2018.

At June 30, 2019, we had total assets of $24.9 million as compared to $22.9 million as of December 31, 2018. Accounts receivable increased $5.5 million to $15.7 million during the six-months ended June 30, 2019. Other assets of $8.4 million decreased by $1,7 million during the six-months ended June 30, 2019, as compared to $10.1 million as of December 31, 2018, primarily due to a change in strategic direction enacted by management to pursue alternative technologies, leading to the full impairment of the remaining balances of capitalized software development costs and customer relationships. Management believes that the internally developed software and in-process development projects have economic viability, but until a definitive plan for the exploitation of these assets is determined, management considers it prudent to remove the assets from its Unaudited Consolidated Balance Sheets.

At June 30, 2019, we had total liabilities of $18.3 million as compared to $9.8 million as of December 31, 2018. Accounts payable and accrued expenses increased by a combined $7.0 million from $9.0 million to $16.0 million.

A summary of our cash and cash equivalents provided by and used in operating, investing, and financing activities is as follows (in millions):

	For the Six-months ended June 30,
	2019	2018	Change $	Change %
Net cash (used in) operating activities	$(2.1)	$(11.6)	9.5	(82)%

Net cash (used in) investing activities	(1.4)	(0.2)	(1.2)	600%

Net cash provided by financing activities	1.7	14.8	(13.1)	(89)%

Net (decrease) increase in cash and cash equivalents	(1.8)	3.0	(4.8)	(160)%
Cash and cash equivalents - beginning of period	2.6	3.6	(1.0)	(28)%
Cash and cash equivalents - ending of period	$0.8	$6.6	(5.8)	(88)%

Net cash used by operating activities

Net cash used in operating activities for the six-months ended June 30, 2019 was $2.1 million, compared to $11.6 million used for the corresponding period in 2018. The decrease of approximately $9.5 million in net operating cash flows was due to cash used in operations.

Net cash used by investing activities

Net cash used in investing activities was $1.4 million for the six-months ended June 30, 2019, as compared to $0.2 million in the corresponding period for 2018. The decrease of $1.2 million is due primarily to capitalized software development costs, which efforts have been placed in abeyance, pending a determination by management on the cost-benefit relationship of internally developing, improving, and maintaining these assets versus employing third-party platforms.

Net cash provided by financing activities

Net cash provided by financing activities was $1.7 million for the six-months ended June 30, 2019, as compared to $14.8 million in the corresponding period for 2018. The decrease of approximately $13.1 million is primarily attributable to a stock offering in 2018 providing net proceeds of $13.7 million that was not repeated in 2019, offset by $1.7 million of proceeds received from the issuance of Notes and associated warrants in 2019.

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

Notwithstanding the existence of the material weaknesses described below, management believes that the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition as of the Evaluation Date, and the results of operations and cash flows for the period ended on the Evaluation Date, in conformity with Generally Accepted Accounting Principles in the United States (“US GAAP”).

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

Remedial Actions

We plan to address the material weakness identified as follows:

●	Augmentation of our finance and accounting staff with additional personnel and evaluation of our personnel in all key finance and accounting positions. Specifically, we have an offer of employment outstanding to an individual whom we consider a qualified and experienced candidate to fulfill our need for a chief financial officer. On August 14, 2019, the offer was accepted following the resignation of our prior chief financial officer on August 12, 2019. Additionally, we previously engaged a third-party CPA contractor with the appropriate accounting and finance expertise to oversee our financial reporting and book closing process, who continues to support the Company’s efforts.

●	In January 2019, we commenced the documentation of key policies and internal control procedures for significant accounting areas with an emphasis on implementing additional procedures to identify and properly account for complex non-routine transactions. This process is being overseen by our third-party contractor, who will coordinate the effort with our chief financial officer candidate.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the three- and six-months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

See the Litigation footnote disclosure in the notes to the Unaudited Consolidated Financial Statements, in this Form 10-Q.

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

SITO Mobile, Ltd.

Date: September 5, 2019	By:	/s/ Thomas J. Pallack
Thomas J. Pallack, Chief Executive Officer
(Principal Executive Officer)

Date: September 5, 2019	By:	/s/ Jonathan Bond
Jonathan Bond Director
(Chairperson, Board of Directors)