Form 10-Q
period 2019-09-30
SITO MOBILE, LTD.
filed 2020-02-11
CIK 1157817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of each of the issuer’s classes of common equity as of February 6, 2020: 25,641,812 shares of common stock.

i

Part I - Financial Information

Item 1 - Financial Statements

SITO MOBILE, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$338,555	$2,597,247
Accounts receivable, net	3,664,744	10,206,664
Other prepaid expenses	126,797	469,041

Total current assets	4,130,096	13,272,952

Property and equipment, net	62,214	331,636

Other assets
Capitalized software development costs, net	-	861,698
Intangible assets:
Patents	560,354	630,857
Other intangible assets, net	559,721	897,007
Goodwill	-	6,444,225
Other assets	122,813	125,543
Operating Lease ROU Assets, net	99,620	311,716

Total other assets	1,342,508	9,271,046

Total assets	$5,534,818	$22,875,634

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$15,002,245	$4,377,805
Accrued expenses	1,739,020	4,610,146
Other current liabilities	7,971	3,571
Deferred revenue	25,000	264,493
Operating lease liabilities	106,464	307,536
Notes payable, net of discount	3,213,225	-
Warrant liability	160,156	174,684

Total current liabilities	20,254,081	9,738,235

Long-term liabilities
Operating lease liabilities	-	27,062
Other liabilities	4,955	7,644

Total long-term liabilities	4,955	34,706

Total liabilities	20,259,036	9,772,941

Commitments and contingencies

Stockholders’ (Deficit) Equity
Common stock, $.001 par value; 100,000,000 shares authorized, 25,641,812 shares issued and outstanding as of September 30, 2019; and 25,529,078 December 31, 2018, respectively	25,642	25,529
Additional paid-in capital	188,429,167	185,983,896
Accumulated deficit	(203,179,027)	(172,906,732)

Total stockholders’ (deficit) equity	(14,724,218)	13,102,693

Total liabilities and stockholders’ equity	$5,534,818	$22,875,634

See accompanying Notes to Unaudited Consolidated Financial Statements

SITO MOBILE, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Media placement	$2,808,745	$9,056,964	$25,131,337	$28,630,180

Total revenue	2,808,745	9,056,964	25,131,337	28,630,180

Cost of Revenue
Cost of revenue	2,379,398	4,718,727	17,366,809	15,818,757

Gross profit	429,347	4,338,237	7,764,528	12,811,423

Operating Expenses
Sales and marketing	2,206,850	4,928,697	9,588,565	15,646,065
General and administrative	12,023,191	4,423,376	17,971,974	13,836,641
Depreciation and amortization	131,100	146,368	453,724	504,450
Impairment of goodwill	6,444,225	-	6,444,225	-
Impairment of long-lived assets	-	-	2,088,820	-
Abandonment of property and equipment	125,256	-	125,256	-

Total operating expenses	20,930,622	9,498,441	36,672,564	29,987,156

Loss from operations	(20,501,275)	(5,160,204)	(28,908,036)	(17,175,733)

Other Income (Expense)
(Loss) gain on revaluation of warrant liability	(14,592)	182,048	14,528	1,157,568
Other (expense) income	(18,219)	9,948	(29,438)	112,866
Interest (expense) income, net	(1,286,474)	2,403	(1,346,782)	8,297

Loss before income taxes	(21,820,560)	(4,965,805)	(30,269,728)	(15,897,002)

Income tax expense	(50)	(26,925)	(2,567)	(80,369)

Net loss	$(21,820,610)	$(4,992,730)	$(30,272,295)	$(15,977,371)

Basic and diluted net loss per share	$(0.85)	$(0.20)	$(1.18)	$(0.65)

Basic and diluted weighted average shares outstanding	25,641,812	25,374,545	25,610,015	24,748,556

See accompanying Notes to Unaudited Consolidated Financial Statements

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - June 30, 2018 (Unaudited)	25,342,305	$25,342	$183,665,826	$(166,825,766)	$16,865,402

Restricted stock units - shares issued	95,231	95	(95)	-	-
Compensation recognized on option grants	-	-	997,729	-	997,729
Compensation recognized on restricted stock units	-	-	289,277	-	289,277
Net loss for the three-months ended September 30, 2018	-	-	-	(4,992,730)	(4,992,730)

Balance - September 30, 2018 (Unaudited)	25,437,536	$25,437	$184,952,737	$(171,818,496)	$13,159,678

Balance - June 30, 2019 (Unaudited)	25,641,812	$25,642	$187,862,312	$(181,358,417)	$6,529,537

Compensation recognized on option grants	-	-	224,358	-	224,358
Compensation recognized on restricted stock units	-	-	91,636	-	91,636
Warrants issued in connection with notes payable	-	-	250,861	-	250,861
Net loss for the three-months ended September 30, 2019	-	-	-	(21,820,610)	(21,820,610)

Balance - September 30, 2019 (Unaudited)	25,641,812	$25,642	$188,429,167	$(203,179,027)	$(14,724,218)

See accompanying Notes to Unaudited Consolidated Financial Statements

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	22,039,529	$22,039	$165,008,927	$(155,841,125)	$9,189,841

Issuance of common stock, net of stock issuance costs	2,990,000	2,990	13,781,511	-	13,784,501
Shares issued related to 2017 annual bonus for executives	222,425	223	893,927	-	894,150
Shares issued on exercise of stock options	77,420	77	116,174	-	116,251
Restricted stock units - shares issued	108,162	108	(108)	-	-
Compensation recognized on option grants	-	-	3,157,883	-	3,157,883
Compensation recognized on restricted stock units	-	-	1,994,423	-	1,994,423
Net loss for the nine-months ended September 30, 2018	-	-	-	(15,977,371)	(15,977,371)

Balance - September 30, 2018 (Unaudited)	25,437,536	25,437	184,952,737	(171,818,496)	13,159,678

Restricted stock units - shares issued	91,542	92	(92)	-	-
Compensation recognized on option grants	-	-	772,638	-	772,638
Compensation recognized on restricted stock units	-	-	258,613	-	258,613
Net loss for the three-months ended December 31, 2018	-	-	-	(1,088,236)	(1,088,236)

Balance - December 31, 2018	25,529,078	25,529	185,983,896	(172,906,732)	13,102,693

Restricted stock units - shares issued	112,734	113	223,100	-	223,213
Compensation recognized on option grants	-	-	1,002,438	-	1,002,438
Compensation recognized on restricted stock units	-	-	378,228	-	378,228
Warrants issued in connection with notes payable			841,505	-	841,505
Net loss for the nine-months ended September 30, 2019	-	-	-	(30,272,295)	(30,272,295)

Balance - September 30, 2019 (Unaudited)	25,641,812	$25,642	$188,429,167	$(203,179,027)	$(14,724,218)

See accompanying Notes to Unaudited Consolidated Financial Statements

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine-months ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(30,272,295)	$(15,977,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	166,415	122,208
Amortization expense - software development costs	318,125	602,013
Amortization expense - patents	124,827	175,637
Amortization expense - intangible assets	159,751	203,250
Amortization expense - other assets	2,730	911
Operating leases rent expense	230,546	230,546
Accretion of discount to notes payable	1,304,730	-
Loss on disposition of assets	-	5,871
Gain on revaluation of warrant liability	(14,528)	(1,157,568)
Impairment of goodwill	6,444,225	-
Impairment of assets	2,088,820	-
Abandonment of property and equipment	125,256	-
Stock option compensation expense	1,002,438	3,157,883
Restricted stock compensation expense	601,441	1,994,423
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	6,541,920	3,880,271
Decrease (increase) in prepaid expenses	342,244	(230,719)
Decrease in other assets	-	3,761
Increase (decrease) in accounts payable	10,624,440	(2,502,912)
Decrease in accrued expenses	(2,871,126)	(4,123,040)
Increase in other current liabilities	4,400	-
Decrease in operating lease liabilities	(246,584)	(247,944)
(Decrease) increase in deferred revenue	(239,493)	291,077
Net cash used in operating activities	(3,561,718)	(13,571,703)

Cash Flows from Investing Activities
Patents and patent applications costs	(54,324)	(70,415)
Purchase of property and equipment	(22,249)	(42,806)
Capitalized software development costs	(1,367,712)	(87,991)
Net cash used in investing activities	(1,444,285)	(201,212)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	13,784,501
Proceeds from the exercise of stock options	-	116,251
Shares issued for annual bonus to executives	-	894,150
Proceeds from issuance of notes payable	2,750,000	-
Principal reduction on finance lease liabilities	(2,689)	(5,092)
Net cash provided by financing activities	2,747,311	14,789,810

Net (decrease) increase in cash and cash equivalents	(2,258,692)	1,016,895

Cash and cash equivalents - beginning of period	2,597,247	3,611,438

Cash and cash equivalents - end of period	$338,555	$4,628,333

See accompanying Notes to Unaudited Consolidated Financial Statements

SITO Mobile, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine-months ended
	September 30,
	2019	2018
Supplemental Information:

Interest expense paid	$23,592	$183
Income taxes paid	$2,567	$54,239

Supplemental Disclosures of Non-Cash Activities:

Investing Activities
Finance lease ROU assets acquired	$-	$14,434
Finance lease liabilities incurred	-	(14,434)
Operating Lease Interest Accretion to ROU Asset	$18,450	$38,885
Operating lease liability accretion	$(18,450)	$(38,885)
Warrants granted as discount in connection with issuance of notes payable	$841,505	$-
Warrants granted qualifying as equity instruments	$(841,505)	$-

See accompanying Notes to Unaudited Consolidated Financial Statements

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

1. Organization

SITO Mobile, Ltd. (“SITO” or the “Company”) was incorporated in Delaware on May 31, 2000, under its original name, Hosting Site Network, Inc. On May 12, 2008, the Company changed its name to Single Touch Systems, Inc. and on September 26, 2014, it changed its name to SITO Mobile, Ltd.

SITO develops customized, data-driven solutions for brands that span all forms of media and provides strategic insights. The Company implements platforms that provide an in-depth understanding of customer interests, actions, and experiences that assist brands in maximizing their targeted market penetration and that provide location-based data to its customers.

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

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“US GAAP”) requires management to make estimates and form assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Generally, the Company makes significant estimates in connection with establishing the allowance for doubtful accounts, the recovery of capitalized software development costs, other intangible assets, and goodwill.

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with US GAAP and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the unaudited consolidated financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year-ended December 31, 2018 filed on April 1, 2019.

The consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by US GAAP.

Certain reclassifications of prior-period financial statement reported amounts have been made to conform to the current period’s presentation.

Going Concern

The accompanying Unaudited Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

The Company has sustained net losses since inception and has experienced negative cash flows from operations. As of September 30, 2019, the Company has an accumulated deficit of approximately $203.2 million and an approximate working capital deficiency of $12.7 million; working capital is computed by excluding from current liabilities the note payable, net of $3.2 million, the warrant liability of $0.2 million, and deferred revenue of $0.03 million, which approximate amounts are presented on the Unaudited Consolidated Balance Sheet as of September 30, 2019. As shown in the Unaudited Consolidated Statement of Operations and the Unaudited Statement of Cash Flows, the Company incurred an approximate net loss of $30.3 million and negative cash flows from operations of approximately $3.6 million for the nine-months ended September 30, 2019, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these Unaudited Consolidated Financial Statements.

In June through August 2019, the Company sold $3.05 million of original issue discount promissory notes for net cash proceeds of $2.5 million. The Company is currently in technical default on its obligation to remit the principal value of the Notes plus accrued interest. The Company is in discussions with the Note Holders to refinance the Notes, which discussions are on-going. In the interim, the Company continues to accrue interest at the stated rate of the original obligations, which interest is added to the principal amount owed in the month following accrual. As of February 5, 2020, the principal balance due the Note Holders is approximately $3.9 million.

Management has implemented a plan to reduce expenditures, the most significant of which has been a reduction in workforce of approximately 70% that has resulted in reduced expenditures of approximately $360 thousand per each semimonthly pay cycle; management continues to monitor and/or reduce expenditures in other non-critical areas. Additionally, management continues to execute the Company’s plan to seek longer and more profitable customer agreements and has obtained additional funding of approximately $2.75 million during the nine-months ended September 30, 2019 (see Notes Payable discussion herein).

The Company’s existence is dependent upon management’s ability to identify additional sources from which to obtain funding and/or to enter into significant (e.g., large-scale, multi-year) contracts to generate profits and increase cash flows. There can be no assurance that the Company’s efforts will result in the resolution of the Company’s financing needs. These Unaudited Consolidated Financial Statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NASDAQ Listing Deficiencies

On July 5, 2019, the Company received written notification from NASDAQ informing it that its stock had traded under $1.00 for thirty (30) consecutive business days, and that if its stock does not trade at or above $1.00 for ten (10) consecutive business days during the next 180 days, the Company’s stock would be delisted absent meeting other conditions for delaying delisting.

The 180 days to regain compliance ended on January 2, 2020, during which time the Company’s stock failed to meet the minimum closing bid price of $1.00 for ten (10) consecutive business days. On January 6, 2020, since the Company’s stock closing bid price did not meet NASDAQ’s minimum, the Company received notification that its stock would be delisted. On January 13, 2020, in accordance with NASDAQ Listing Rules, the Company requested a hearing with the NASDAQ Listing Council to seek a 180-day extension to correct the minimum bid price deficiency. If, at the conclusion of the 180-day extension period, the Company has not achieved compliance, the Company’s stock will be delisted. The Company was granted a hearing by NASDAQ’s Listing Council, which hearing is scheduled for February 20, 2020; however, there can be no assurance that the Listing Council will grant the Company a 180-day extension, or that the Company will be successful in regaining compliance with NASDAQ Listing Rules. Among the deficiencies to be cured are: (i) realizing a stock closing minimum bid price equal to or greater than $1.00 for ten (10) consecutive business days, which may be accomplished by enacting a reverse stock-split; if such, is approved by the Company’s stockholders, (ii) holding its 2019 annual shareholder meeting, which was adjourned pending resolution of certain SEC matters related to the failed merger with MediaJel, Inc. (see Business Combinations), and other Listing Rules as may be applicable.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

Revenue Recognition and Deferred Revenue

Adoption of Accounting Standards Codification (“ASC”) - Topic 606 (“Topic 606”), “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method applied to those contracts, which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with US GAAP Topic 605 and the methodologies adopted by the Company thereunder. There was no adjustment to the accumulated deficit at January 1, 2018 attributable to the impact of adopting Topic 606.

Topic 606 requires that revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration that an entity expects to receive in exchange for those services. To achieve this core principal, Topic 606 follows a five-step approach:

1)	Identify the contract, or contracts, with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to those services, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

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

Media placement services constitute the Company’s core business from which it derives substantially all its revenue from contracts with customers. Media placement contracts with customers predominantly contain a single performance obligation for which the related revenues are recognized over time, using an output measure to reflect progress. The Company invoices its customers as it performs its contractual obligations and therefore has adopted the aforementioned Topic 606 revenue recognition “right to invoice” practical expedient.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

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

Media placement revenue for the three- and nine-months ended September 30, 2019 and 2018 was approximately $2.8 million and $9.1 million and $25.1 million and $28.6 million, respectively.

Deferred Revenue

In certain situations, the Company will receive advances of its media placement services, which advances are recognized as deferred revenue in the consolidated balance sheets. As the Company delivers the contracted media placement services, deferred revenues are recognized in the Unaudited Consolidated Statement of Operations.

Sales commissions are generally expensed as incurred because the amortization period would be one year or less and the Company’s revenues are not given to significant cyclical fluctuation. Sales commissions are recognized in sales and marketing expenses in the accompanying Unaudited Consolidated Statement of Operations.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less or three months to maturity when purchased to be cash equivalents. As of September 30, 2019 and December 31, 2018, the Company did not have any cash equivalents.

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

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

Depreciation is computed on the straight-line and accelerated methods for financial and income tax reporting purposes, respectively, based upon the following estimated useful lives:

Asset Class	Useful Lives (in years)
Software development	3
Equipment and computer hardware	5
Office furniture	5
Leasehold improvements*	5

*	Leasehold improvements are amortized over their useful life of five (5) years or the lease term through expiration, if shorter.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”. ASC 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable or exceeds its fair value. The recoverability of the carrying value of an asset is assessed by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the future undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recognized equal to the amount by which the asset’s carrying value exceeds its fair value.

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

ASC 350-20 requires that goodwill be tested at least annually for impairment. Application of the goodwill impairment test requires judgment, including determining the fair value. Significant judgments are required to estimate the fair value, including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. The Company has evaluated qualitative and quantitative factors (e.g., events, conditions) as of September 30, 2019 and December 31, 2018 and determined that at the later date that goodwill as reported has been impaired and, as such, an impairment in the approximate amount of $6.4 million has been recognized during the three- and nine-months ended September 30, 2019.

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

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

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

As such, management has determined to impair the asset fully as the originating projects have been discontinued during June 2019 and there is no immediate plan to employ the software in the foreseeable future. A loss on impairment of approximately $1.9 million has been recognized during the nine-months ended September 30, 2019.

Patent and Patent Application Costs

Intangible assets are recorded at cost and include patents developed and purchased. The cost of patents is amortized over their useful lives.

Patents are an integral investment, which protects management's rights of ownership over the underlying communications related intellectual property. The patents continue to have value to the Company and represent an investment in technologies that potentially benefit mobile communication companies and users.

Leases

The Company reviews and evaluates its contracts to determine if any contain leases. As of September 30, 2019 and December 31, 2018, the Company has agreements with two providers that have been determined to contain leases. One of the agreements is for the Company’s primary office space and the other is for office equipment. In accordance with ASC Topic 842, which the Company adopted as of January 1, 2018, a contract contains a lease if it conveys a right to direct the use of an identified asset and derive substantially all the economic benefits from the use thereof. If a contract is determined to contain a lease, it is further evaluated for purposes of classifying the arrangement as a finance lease. Any arrangement that does not meet the criteria to be accounted for as a finance lease is an operating lease.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740 “Income Taxes”. The accounting for income taxes under ASC Topic 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. The Company had no material unrecognized income tax assets or liabilities for the three- and nine-months ended September 30, 2019 and 2018, respectively. When incurred, the Company recognizes income tax interest and penalties as a separately identified component of general and administrative expense.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period) and forfeitures are recognized as they occur. US GAAP also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the measurement date. The expense is recognized over the vesting period of the award. The Company records compensation expense based on the fair value of the award at the reporting date.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

The value of stock-based awards is determined using the Binomial option-pricing model. The Binomial option-pricing model determines compensation cost as the excess of the fair value of the award at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. In the case that the requisite service period is not completed or the grantee terminates their relationship with the Company, the stock award granted may be forfeited and, if forfeited, the accumulated amount of compensation cost recognized for that award is reversed in the period of forfeiture.

Loss per Share

The Company reports loss per share in accordance with ASC 260-10 “Earnings per Share”. Basic loss per share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of common stock outstanding plus any dilutive potential common shares outstanding during the period using the treasury stock method. Potential dilutive common shares include stock options, restricted stock units, and warrants outstanding. Certain of the options and warrants outstanding at September 30, 2019 would have a dilutive effect if converted to common shares; however, as the Company is in a loss position from its operations, the effect of conversion is not applicable to the loss per share of $0.85 and $1.18 for the three- and nine-months ended September 30, 2019, respectively. There were no dilutive securities outstanding as of September 30, 2018 and, therefore, basic and diluted loss per share for the three- and nine-months then ended of $0.20 and $0.65, respectively, were the same.

Concentrations of Credit Risk

The Company’s primary banking relationship is with Wells Fargo Bank. The amount on deposit with Wells Fargo Bank may from time to time exceed federally insured limits.

For the three-months ended September 30, 2019, the Company derived approximately $1.8 million or 64.1% of total revenue from three customers and for the three-months ended September 30, 2018, no one customer accounted for a significant amount of total revenue.

For the nine-months ended September 30, 2019, the Company derived approximately $10.4 million or 41.5% of total revenue from one customer and for the nine-months ended September 30, 2018, the Company derived approximately $5.3 million or 18.5% of total revenue from one customer.

During the nine-months ended September 30, 2019, the Company obtained an approximate $10.4 million contract for media placement services, of which approximately $8.2 million of revenue was recognized during the three-months ended June 30, 2019 and the balance was recognized during the three-months ended March 31, 2019. At contract outset, as is normal and customary, management considered many factors in accepting and contractually committing itself, including the Company’s ability to deliver its contractual performance obligations and the probability of collection of its contractually stipulated compensation, which probability considers the likelihood of and customer’s ability to pay. At the time, nothing came to the Company’s attention that would have altered its assessment at contract initiation that the customer would not uphold its contractual obligation to pay for the services received. On October 7, 2019, the Company filed a complaint for judgment against the customer for payment under the contract, which matter is more fully discussed throughout these notes to the Unaudited Consolidated Financial Statements.

The Company’s accounts receivable is typically unsecured and derived from U.S. customers in different industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, excluding the aforementioned significant receivable in litigation, such losses have been within management’s expectations of 3% of accounts receivable and 1% of year-to-date revenue.

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

In September 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with MediaJel, Inc. (“MediaJel”) (collectively, the “Parties”), whereby the Company was to acquire 100% of the equity interests of MediaJel in exchange for an approximate 43% equity interest in the combined entity (i.e., an all-stock transaction). In December 2019, the Parties mutually entered into discussions to terminate the Agreement, which discussions are on-going.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing activities with special purpose entities.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) released ASC 606 “Revenue from Contracts with Customers” which was updated in August 2015 by ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The Company applied the accounting guidance within ASC Topic 606 beginning with the reporting period for the three- and nine-months ended September 30, 2018. The Company believes the key changes in the standard that affect its revenue recognition relate to the allocation of contract revenue amongst various services and products, and the timing of which those revenues are recognized. The Company adopted ASC Topic 606 effective January 1, 2018 and did not adjust its accumulated deficit as of January 1, 2018, as discussed in the Summary of Significant Accounting Policies footnote disclosure herein.

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

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

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

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02 “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The updated standard was effective for fiscal years beginning after December 15, 2018 and interim periods occurring within the year of effectiveness. The Company does not have any transactions that require the reporting of comprehensive income under the standard.

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

Pronouncements Not Yet Adopted

Intangibles

In January 2017, the FASB issued ASU 2017-04 “Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment”. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods occurring within the year of effectiveness. When effective, the Company does not anticipate that ASU 2017-04 will have a material impact on its Unaudited Consolidated Financial Statements. See the Intangible Assets - Goodwill footnote for additional disclosure.

In August of 2018, the FASB issued ASU 2018-15 “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which is effective for the Company for periods beginning after December 31, 2019 including interim periods. This ASU provides guidance and establishes the accounting for fees paid in a cloud computing arrangement (i.e., hosting arrangement) that includes a software license. The Company has several arrangements that may be subject to this standard, which may require recognizing intangible assets for software licenses that may exist and corresponding liabilities for payments made over time. If the Company’s cloud computing arrangements do not include software licenses, the arrangements are service contracts the fees for which are expensed as incurred, which is how the Company currently accounts for these arrangements. The Company is currently in process of reviewing and assessing ASU 2018-15 to determine its impact, if any, on the Company’s Unaudited Consolidated Financial Statements.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amends several aspects of the measurement of credit losses on financial assets, including replacing the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model. There are few exceptions to the financial assets that are within the scope of ASU 2016-13; however, as currently applicable to the Company, trade receivables is the most significantly affected class of financial assets. The CECL model requires that financial assets (i.e., trade receivables) be presented at the net amount expected to be collected, based on pooling financial assets that share similar characteristics (e.g., type, term, geography, industry, effective interest rate), but does not prescribe a specific methodology for measuring the allowance for expected credit losses. For example, the Company may use a loss-rate methodology or an aging schedule, or a combination thereof, which process is not significantly different from currently employed. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; however, at its July 2019 meeting, the FASB proposed a three-year deferral to the effective date of ASU 2016-13 that will affect smaller reporting companies, which is the Company’s current SEC filing classification. If approved, the ASU will be effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that ASU 2016-13 will have on its Unaudited Consolidated Financial Statements and related disclosures.

3. Accounts Receivable, net

Accounts receivable consist of the following:

	September 30, 2019	December 31, 2018
Accounts receivable	$14,366,762	$10,626,664
Less:
Allowance for doubtful accounts	(10,702,018)	(420,000)

Accounts receivable, net	$3,664,744	$10,206,664

Included in accounts receivable at and recognized in revenues during the nine-months ended September 30, 2019 is $10.42 million attributable to an advertising insertion order to buy digital media device placement for advertising of the movie After on behalf of and under contract with Aviron Pictures LLC (“Aviron”) (the “Aviron Receivable”). The Company billed and recognized revenues of $2.24 million and $8.18 million during the three-months ended March 31, 2019 and June 30, 2019, respectively. Aviron has not remitted payment contractually stipulated and, as such, on October 7, 2019, the Company filed suit in the Superior Court of the State of California, City of Los Angeles in an attempt to recover that to which it is contractually entitled.

On December 13, 2019, Aviron filed a counterclaim denying, among other items, all allegations of breach of contract, the substance of the contract it had entered into with the Company on March 20, 2019, and the services that the Company had provided, delivered, and paid for with its own funds. The Company has provided all documentation to Aviron’s attorney in substantiating the Company’s claims and its contractual performance thereunder and has attempted multiple times to reach a reasonable resolution of the matter. To date, Aviron has been unwilling to reach an accommodation.

On December 17, 2019, a significant creditor sued Aviron and its founder and managing member for default and fraudulent activities. Per its filing, the creditor, who has a senior claim it purports to have filed (e.g., UCC filing), has a one hundred percent (100%) claim to the assets of Aviron, affiliates, and related entities under the terms of its financing agreements. In its suit, the creditor is seeking injunctive relief to immediately replace the managing member of Aviron, put in place a new Chairman and managing member, and take full control of Aviron’s business and operations.

Since the creditor’s lawsuit filing, the managing member sued by the creditor has been terminated from Aviron and the individual that the creditor seeks to put in place is a known turnaround specialist. Additionally, there are other additional lawsuits filed by other third parties seeking recompense for dealings with Aviron, some of which are associated with the movie After.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

Given the aforementioned qualitative facts that have developed, management, recognizing that the Company is an unsecured creditor, acknowledges that there is a significant degree of uncertainty surrounding the Aviron Receivable. As such, management has established a specific reserve for uncollectability of the Aviron Receivable in the amount of $10.42 million representing the total amount of the Aviron Receivable, which s reflected in accounts receivable, net at September 30, 2019.

4. Property and Equipment, net

The following is a summary of property and equipment:

	September 30, 2019	December 31, 2018
Equipment and computer hardware	$288,281	$266,032
Office furniture	259,452	259,452
Leasehold improvements	344,026	344,026

Property and equipment, gross	891,759	869,510
Less:
Accumulated depreciation	(704,289)	(537,874)
Abandonment of property and equipment	(125,256)	-

Property and equipment, net	$62,214	$331,636

Depreciation expense for the three- and nine-months ended September 30, 2019 and 2018 was $62.9 thousand and $40.1 thousand and $166.4 thousand and $122.2 thousand, respectively.

On January 31, 2020, the Company’s operating leases at the Newport Office Center VIII, Jersey City, New Jersey expired. The Company determined not to renew its leases, rather opting to obtain less expensive space for a reduced workforce resulting from management’s restructuring and reorganization efforts. Management determined it to be more cost effective to abandon the office furniture, as no buyers were interested in finalizing a purchase nor were any parties interested in removing the items. The remaining equipment and computer hardware will be donated to a charitable organization, as such equipment was determined to have little resale value, but such entities have expressed interest in disposing of the items. Due to the abandonment of the property and equipment, a loss on abandonment of $125.3 thousand was recognized in the Unaudited Consolidated Statement of Operations for the three- and nine-months ended September 30, 2019 representing the realizable carrying value of such assets that remain in use through the termination of the lease on January 31, 2020.

5. Capitalized Software Development Costs, net

The following is a summary of capitalized software development costs:

	September 30, 2019	December 31, 2018
Capitalized software development costs	$4,520,601	$3,152,889
Less:
Accumulated amortization	(2,609,316)	(2,291,191)
Impairment loss	(1,911,285)	-

Capitalized software development costs, net	$-	$861,698

Amortization expense for the three- and nine-months ended September 30, 2019 and 2018 was zero and $185.8 thousand and $318.1 thousand and $602 thousand, respectively.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

Based on certain developments in June 2019, management strategically decided to adopt and employ already existing third-party software platforms. Although management believes that the internally developed software has market value, there is no immediate plan to license or sell the software. As such, management recognized a full impairment of the asset as the originating projects have been discontinued during the nine-months ended September 30, 2019 and there is no immediate plan to employ the software in the foreseeable future.

6. Intangible Assets

Patents

The following is a summary of capitalized patent costs:

	September 30, 2019	December 31, 2018
Patent costs	$2,729,268	$2,674,944
Less:
Accumulated amortization	(2,168,914)	(2,044,087)

Patent costs, net	$560,354	$630,857

Amortization expense for the three- and nine-months ended September 30, 2019 and 2018 was $43 thousand and $36 thousand and $124.8 thousand and $175.6 thousand, respectively. The Company generally amortizes patent costs over a seven-year useful life.

As of September 30, 2019, a schedule of amortization expense over the estimated remaining lives of the patents for the next five fiscal years and thereafter is as follows:

Year	Amortization expense
2019	$43,490
2020	173,960
2021	76,027
2022	67,124
2023	64,855
Thereafter	134,898

$560,354

Patents are an integral investment, which protects the Company’s rights of ownership over the underlying communications related intellectual property. The patents continue to have value to the Company and represent an investment in technologies that potentially benefit mobile communication companies and users.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

Other Intangible Assets, net

The following is a summary of other intangible assets:

	September 30, 2019	December 31, 2018
Technology	$970,000	$970,000
Customer relationships	-	870,000

Other intangible assets, gross	970,000	1,840,000
Less:
Accumulated amortization	(410,279)	(942,993)

Patent costs, net	$559,721	$897,007

Amortization expense for the three- and nine-months ended September 30, 2019 and 2018 was $24.3 thousand and $67.8 thousand and $159.8 thousand and $203.3 thousand, respectively. The Company generally amortizes its technology assets over a 10-year useful life.

During the nine-months ended September 30, 2019, the Company determined that its customer relationships no longer had value and, therefore, recognized an impairment loss of $177.5 thousand representing the remaining carrying value of these intangible assets.

A schedule of amortization expense over the estimated remaining lives of the other intangible assets for the next five fiscal years and thereafter is as follows:

Year	Amortization expense
2019	$24,250
2020	97,000
2021	97,000
2022	97,000
2023	97,000
Thereafter	147,471

$559,721

The remaining technology assets represent an investment in software related to supporting operations and potentially licensable programs. These mobile advertising technologies comprise an integral component of the Company’s service infrastructure.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

Goodwill

During the three-months ended September 30, 2019, the Company determined that the goodwill value associated with DoubleVision and Hipcricket, Inc., which acquisitions were consummated in years past, is fully impaired, as the entities no longer generate revenue and the assets associated therewith have been absorbed into and consumed by the Company. Therefore, during the three- and nine-months ended September 30, 2019, the Company recognized a loss on impairment of goodwill of $6.4 million as presented in its Unaudited Consolidated Statements of Operations.

	DoubleVision	Hip cricket, Inc.	Total
Balance as of December 31, 2018	$4,549,928	$1,894,297	$6,444,225

Loss on impairment	(4,549,928)	(1,894,297)	(6,444,225)

Balance as of September 30, 2019	$-	$-	$-

7. Accrued Expenses

The following is a summary of accrued expenses:

	September 30, 2019	December 31, 2018
Accrued payroll and related expenses	$917,660	$3,452,303
Accrued professional Fees	751,274	92,816
Accrued cost of revenues	67,141	1,065,027
Accrued - miscellaneous	2,945	-

Accrued expenses, total	$1,739,020	$4,610,146

8. Leases

Operating Leases

The Company reviews and evaluates its contracts to determine if any contain leases. As of September 30, 2019 and December 31, 2018, the Company has agreements with two providers that have been determined to contain leases. One of the agreements is for the Company’s primary office space and the other is for office equipment. In accordance with ASC Topic 842, which the Company adopted as of and for the year beginning January 1, 2018, a contract contains a lease if it conveys a right to direct the use of an identified asset and derive substantially all the economic benefits from the use thereof. If a contract is determined to contain a lease, it is further evaluated for purposes of classifying the arrangement as a finance lease. Any arrangement that does not meet the criteria to be accounted for as a finance lease is an operating lease.

Right-of-Use (“ROU”) assets represent the quantification of the Company’s rights to use the identified leased assets. Effective with the Company’s adoption of ASU 2016-02, ROU assets are recognized for the present value of future lease payments increased by any lease payments occurring prior to the lease commencement date, less any lease incentives received, and increased for any initial direct costs incurred. The present value of future operating lease payments are recognized as liabilities and presented according to its classification as current or noncurrent, separately distinguishing between finance and operating lease liabilities and ROU assets.

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

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

Leases with an initial term of twelve months or less are classified as short-term leases and are not recognized on the consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the Company does not have any short-term leases.

The following table summarizes the Company’s operating lease ROU assets:

Lease	September 30, 2019	December 31, 2018
Newport Office Center VIII - Suite 204	$650,259	$650,259
Newport Office Center VIII - Suite 203	543,558	543,558
Newport Office Center VIII - Suite 202	130,068	130,068

Operating lease ROU assets, gross	1,323,885	1,323,885
Less:
Accumulated amortization	(1,224,265)	(1,012,169)

Operating lease ROU assets, net	$99,620	$311,716

The Company maintains office space at 100 Town Square Place, Jersey City, New Jersey. The office lease at this location was first entered into in August 2011 and, as the Company grew, in November 2014 and April 2017 the lease was amended to extend the term and include additional leased space. The Company has a single lease with the lessor for three spaces (described above) that under ASC 2016-02 are accounted for separately. The lease expired effective January 31, 2020.

For the three- and nine-months ended September 30, 2019 and 2018, operating lease expense of $76.6 thousand and $76.6 thousand and $229.8 thousand and $229.8 thousand was recognized in the Unaudited Consolidated Statements of Operations, respectively. Operating lease expense is recognized on a straight-line basis, based on the term of the lease including any extension options the Company is reasonably certain to exercise. The total straight-line monthly rent expense is $25.5 thousand.

The following table provides a summary of the Company’s finance lease ROU assets:

Lease	September 30, 2019	December 31, 2018
Savin MP C6004EX	$14,563	$14,563
Less:
Accumulated amortization	(5,851)	(3,121)

Finance lease ROU assets, net	$8,712	$11,442

The Company maintains an office equipment lease with a single vendor that is classified as a finance lease and bears interest at 1.75% per annum. The lease provides the Company an option to purchase the leased equipment at expiration at the equipment’s then-fair market value. If not exercised, the Company has the right to return the leased equipment. The Company intends to return the equipment. The lease expires in 2022.

The Company had a finance lease ROU asset for another piece of office equipment, which lease was set to expire on October 20, 2018. However, by actions taken in conjunction with the lessor, the Company took ownership of the equipment in February 2018. As of September 30, 2019 and December 31, 2018, the finance lease ROU asset has been reclassified to property, plant and equipment in the consolidated balance sheets.

Prior to adoption of ASU 2016-02, the Company’s finance leases (previously, capital leases) were included in property, plant and equipment in the consolidated balance sheets and the associated liabilities for the minimum future payments under these leases were classified as either current or long-term liabilities.

Finance lease ROU assets, net are included in Other assets on the Unaudited Consolidated Balance Sheet of the Company at September 30, 2019 and the Consolidated Balance Sheet at December 31, 2018.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

For the three- and nine-months ended September 30, 2019 and 2018, finance lease expense consisted of $0.9 thousand and $2.7 thousand and $0.9 thousand and $2.2 thousand of amortization of ROU assets and an insignificant amount of interest expense of less than $0.2 thousand in each period, respectively.

The following table summarizes future commitments under operating and finance leases as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Year	Operating	Finance	Operating	Finance
2019	$81,876	$935	$327,503	$3,739
2020	27,292	3,739	27,292	3,739
2021	-	3,739	-	3,739
2022	-	312	-	312
2023	-	-	-	-
Thereafter	-	-	-	-

	$109,168	$8,725	$354,795	$11,529

The future commitments under operating and finance leases represent the Company’s undiscounted cash flow future obligations as of September 30, 2019 and December 31, 2018. The discounted operating and finance lease liabilities presented on the consolidated balance sheets of the Company as of September 30, 2019 and December 31, 2018 are less the interest component of $2.7 thousand and $0.2 thousand and $20.2 thousand and $0.3 thousand resulting in lease liabilities of $106.5 thousand and $8.5 thousand and $334.6 thousand and $11.2 thousand, respectively.

Finance lease liabilities of $3.6 thousand and $5.0 thousand and $3.6 thousand and $7.6 thousand are included in Other current and long-term liabilities on the consolidated balance sheets of the Company at September 30, 2019 and December 31, 2018, respectively.

9. Notes Payable

In June 2019, the Company implemented a plan providing for the issuance of up to $7.3 million of non-convertible, secured, senior subordinated notes payable (the “Notes”). The Notes are original issue discount certificates offered at an approximate 18% discount in a private placement ended August 27, 2019 and, at issuance, were senior to all obligations of the Company other than a single factoring arrangement that has subsequently been terminated. As such, the certificates sold are senior to all existing encumbrances of the Company. As of September 30, 2019, the Company has issued $3.05 million of Notes for net cash proceeds of $2.5 million.

In connection with the sale of the Notes, the Company issued one thousand warrants to purchase an equivalent number of shares of the Company’s common stock for each $1 thousand of purchase price received.

As of September 30, 2019, the Company has approximately $3.07 million of Notes principal outstanding. The Notes were issued on various dates ranging from June 24, 2019 through August 23, 2019 and have a 90-day maturity that began on dates ranging from September 22, 2019 through November 21, 2019.

The Company is currently in technical default on its obligation to remit the principal value of the Notes plus accrued interest. The Company is in discussions with the Note Holders to refinance the Notes, which discussions are on-going. In the interim, the Company continues to accrue interest at the stated rate of the original obligations, which interest is added to the principal amount owed in the month following accrual. As of February 5, 2020, the principal balance due the Note Holders is approximately $3.9 million.

Additionally, on August 19, 2019 the Company sold a $250 thousand promissory note to MediaJel, Inc. which note with interest accrued thereon is due and payable on February 19, 2020. The note bears interest at 10% per annum and, as of September 30, 2019, has principal and interest due of approximately $253 thousand.

The Company carried no debt as of December 31, 2018.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the Company’s Notes and warrants outstanding as of September 30, 2019:

Description	Issuance Date	Maturity date	Notes Payable	No. of Warrants	Warrants
Senior, subordinated notes payable	various	various	$3,074,875	2,500,000	$841,505
Less:
Discount			111,650

Senior, subordinated notes payable, net			2,963,225
Add:
Six-month, 10% promissory note payable	August 19, 2019	February 19, 2020	250,000

Notes payable, net			$3,213,225

The Notes were issued as original issue discount certificates. Each $1 thousand of cash value received by the Company will be settled at maturity for $1.2 thousand, resulting in a contractual effective interest rate of 20.09%.

Additionally, each purchaser of the Notes received 1,000 warrants per $1 thousand cash value paid that entitles the holder to acquire an equivalent number of shares of the Company’s common stock at $1 dollar per share. As of September 30, 2019, there are 2.5 million warrants outstanding. The warrants expire two years from the date of issuance, which is the same as the related Note’s issuance date.

The Company assessed that the warrants are detachable instruments based on their surviving the maturity of the associated debt. As such, the Company valued the warrants using a Black-Scholes option pricing model using a closing share price at the date of grant ranging from $0.66 dollar to $0.79 dollar, a $1 dollar exercise price, a two-year term, a two-year historical volatility rate based on the common stock’s closing price each trading day of the two-year period prior to issuance ranging from 94.7% to 95.9%, and a risk free interest discount rate ranging from 4.53% to 5.64%. Based on the model and assumptions applied, the computed fair value of each warrant certificate granted ranged in value from $0.28 dollar to $0.37 dollar, resulting in a total value assigned to the warrants of $841.5 thousand that was added to the original issue discount of $548.8 thousand, the total of which has been accreted to the value of the Notes through maturity.

For the three- and nine-months ended September 30, 2019, the Company recognized $1.3 million and $1.3 million and $0.3 thousand and $0.3 thousand of interest expense related to the Notes and to the MediaJel borrowing, respectively.

10. Income Taxes

As of September 30, 2019, the Company had a federal net operating loss carryforward (“NOL”) of approximately $74.4 million, comprised of $47.1 million of losses generated prior to January 1, 2018 and expiring in various years through 2037 and $27.3 million of losses generated that can be carried forward indefinitely. The Company has a state NOL carryforward of approximately $54.6 million available to offset future income for income tax reporting purposes, which will expire in various years through 2038, if not utilized.

The Company’s ability to use the NOL carryforward may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. A limitation may apply to the use of the NOL and tax credit (if any) carryforwards, under provisions of the Internal Revenue Code that are applicable, if it experiences an “ownership change”. That may occur, for example, as a result of trading in the Company’s stock by significant investors as well as the issuance of new equity, by successfully completing an acquisition resulting in a significant dilution of existing shares, or being acquired. Should these limitations apply, the NOL carryforwards would be subject to an annual limitation, resulting in a substantial reduction in the gross deferred tax asset.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense, but to identify them for tax purposes. During the three- and nine-months ended September 30, 2019 and 2018, there was no federal income tax expense required in the Unaudited Consolidated Statements of Operations, nor was an income tax liability required to be recorded on the Unaudited Consolidated Balance Sheet at September 30, 2019 or the Consolidated Balance Sheet at December 31, 2018. However, an IRS penalty of $26 thousand and related interest expense of $0.1 thousand, respectively, that was recorded for a civil penalty due to an error in payroll tax reporting by the Company’s payroll processing company is reflected in the Unaudited Consolidated Statement of Operations for the nine-months ended September 30, 2019. We are not currently involved in any income tax examinations.

11. Stock Based Compensation

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

During the three- and nine-months ended September 30, 2019 and 2018, the Company recognized the following stock-based compensation expense:

	Stock Options	Restricted Stock Units (“RSU”)	Total
Three-months ended September 30, 2019:
General and administrative	$142,311	$91,636	$233,947
Sales and marketing	82,047	-	82,047
Reversal	-	-	-

Total	$224,358	$91,636	$315,994

Three-months ended September 30, 2018:
General and administrative	$555,959	$279,776	$835,735
Sales and marketing	441,770	9,501	451,271

Total	$997,729	$289,277	$1,287,006

Nine-months ended September 30, 2019:
General and administrative	$592,738	$588,656	$1,181,394
Sales and marketing	409,700	12,785	422,485

Total	$1,002,438	$601,441	$1,603,879

Nine-months ended September 30, 2018
General and administrative	$1,696,551	$1,952,400	$3,648,951
Sales and marketing	1,461,332	42,023	1,503,355

Total	$3,157,883	$1,994,423	$5,152,306

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

12. Fair Value

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

The three levels of the fair value hierarchy under ASC 820-10 are described below:

• Level 1	-	Unadjusted quoted prices in active markets for identical assets or liabilities that an entity can access at the measurement date.

• Level 2	-	Valuations based on quoted prices, other than included in Level 1, that are observable for the asset or liability, either directly or indirectly.

• Level 3	-	Valuations based on unobservable inputs for the asset or liability. Unobservable inputs may include data developed and maintained by the Company, adjusted for other reasonably available information, such as internally-generated financial forecasts, prices contained in quotes from suppliers, or other subjectively determined factors.

The Company has identified the warrants issued in July 2017 as liabilities required to be presented at fair value on the consolidated balance sheets. The warrant liability is measured within Level 2 of the fair value hierarchy because its value is determined based on inputs that are observable or can be corroborated by observable data, but which financial instruments are not listed on a public exchange. The Company measures the fair value of the warrant liability each reporting period. For the three-and nine-months ended September 30, 2019 and 2018, a net loss of $14.6 thousand and a net gain of $14.5 thousand and a net gain of $182 thousand and $1.2 million was recorded, respectively, on the revaluation of the warrant liability.

13. Stockholders’ Equity

Common Stock

The holders of the Company’s common stock are entitled to one vote per share of common stock held.

No shares of the Company’s common stock were issued during the three-month period ended September 30, 2019.

During the nine-months ended September 30, 2019, the Company issued approximately one hundred thirteen (113) thousand shares of common stock attributable to an accelerated vesting of restricted stock units (“RSUs”) granted to satisfy the settlement of an executive’s separation agreement signed on February 7, 2019. The granted RSUs were valued at the Company’s common stock closing price on February 7, 2019 of $1.98 per share, as quoted on the NASDAQ stock exchange.

During the three-months ended September 30, 2018, the Company issued approximately ninety-five (95) thousand shares of its common stock due to the full vesting of restricted stock units.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

During the nine-months ended September 30, 2018, the Company issued approximately 3.4 million shares of common stock. Of the total shares of common stock issued during the nine-months ended September 30, 2018, approximately 3.0 million shares of common stock were issued in a registered offering resulting in $14.9 million in gross proceeds less legal and accounting fees of $1.1 million, approximately 222.4 thousand shares of common stock were issued at a value of $894.2 thousand as 2017 compensation to certain executives, approximately 77.4 thousand shares of common stock were issued upon the exercise of stock options for which the Company received $116.3 thousand in gross proceeds, and approximately 108.2 thousand shares of common stock were issued on vesting of restricted stock units (“RSU”) for which the value was recognized in equity as the RSUs vested.

Warrants

In connection with the promissory notes sold by the Company from June through August 2019, the Company issued 2.5 million warrants that allow the holders of the certificates to purchase an equal number of shares of the Company’s common stock for $1 dollar each. The warrants have a two-year term expiring between June 24 and August 23, 2021. The warrants are not transferrable and do not provide any settlement options, other than exercise, and are considered equity instruments for accounting and financial reporting purposes.

Stock Incentive Plans

The Company established the 2017 Stock Incentive Plan while closing the 2008, 2009, and 2010 plans (collectively, the “Plans”) under which 2.5 million shares have been reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. The Plans are administered by the Compensation Committee of the Board of Directors, which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award. As of September 30, 2019, there are approximately 1.0 million shares available to grant under the 2017 Stock Incentive Plan.

A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. Options, restricted stock and RSUs granted under the Plans vest as determined by the Company’s Compensation Committee. Options granted under the Plans expire over varying terms, but not more than ten years from the date of grant. Certain RSUs granted to executives of the Company vest contingently on the price of the Company’s common stock consistently remaining above certain thresholds for 65 consecutive trading days. These RSUs do not have an expiration date.

Stock option activity for the three-months ended September 30, 2019 and 2018 is as follows:

	Stock Option Activity Under the Plans
	No. of Options	Exercise Price per Share	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Balance as of June 30, 2019	1,013,750	$ 1.16 - $ 6.66	$4.91	3.76
Forfeitures	(321,750)	$ 2.05 - $ 6.66	$3.63

Balance as of September 30, 2019	692,000	$ 1.16 - $ 6.66	$4.40	5.11

Balance as of June 30, 2018	1,856,506	$ 2.50 - $ 6.76	$5.34	3.22
Grants	50,000	$ 2.17 -	$2.17
Forfeitures	(253,571)	$ 2.76 - $ 6.66	$5.01

Balance as of September 30, 2018	1,652,935	$ 2.17 - $ 6.76	$5.45	3.70

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

Stock option activity for the nine-months ended September 30, 2019 and 2018 is as follows:

	Stock Option Activity Under the Plans
	No. of Options	Exercise Price per Share	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Balance as of December 31, 2017	2,293,214	$ 2.50 - $ 6.66	$5.18	3.29
Grants	150,000	$ 2.17 - $ 6.01	$4.73
Exercises	(77,420)	$ 2.50 - $ 4.00	2.90
Forfeitures	(712,859)	$ 2.76 - $ 6.66	$5.25

Balance as of September 30, 2018	1,652,935	$ 2.50 - $ 6.66	$5.12	3.70
Grants	160,000	$ 1.51 -	$1.51
Exercises	-	- -	-
Forfeitures	(695,235)	$ 2.76 - $ 6.66	$5.11

Balance as of December 31, 2018	1,117,700	$ 2.50 - $ 6.66	$4.77	3.96
Grants	486,000	$ 1.16 - $ 2.05	1.60
Exercises	-	- -	-
Forfeitures	(911,700)	$ 1.16 - $ 6.66	$3.34

Balance as of September 30, 2019	692,000	$ 1.16 - $ 6.66	$4.68	5.11

For the three- and nine-months ended September 30, 2019 and 2018, the Company recognized net compensation expense related to stock option awards of $224.4 thousand and $997.7 thousand and $1 million and $3.2 million, respectively.

The estimated fair value of each option award granted was determined on the date of grant using a Binomial option-pricing model with the following assumptions for any options granted during the three- and nine-months ended September 30, 2019 and 2018, respectively.

	For the Three- and Nine-Months Ended September 30,
Assumption:	2019	2018
Weighted average risk-free interest rate	2.58%	2.97%
Weighted average expected volatility	93.35%	94.88%
Dividend yield	-	-
Weighted average expected option term (years)	9.57	8.93
Weighted average grant date fair value	$1.24	$6.01

The risk-free interest rate was developed using the U.S. Treasury yield for periods equal to the expected life of the stock options on the grant date. Volatility was developed using the Company’s historical stock price volatility.

No dividend yield was assumed because the Company has never paid a cash dividend on its common stock and does not expect to pay dividends in the foreseeable future. The expected option term for grants made during 2019 and 2018 is based on the average expiration date of all stock options granted during each respective period.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

A summary of the Company’s non-vested stock options activity for the three-months ended September 30, 2019 and 2018 is presented below:

	No. of Options	Weighted Average Exercise Price per Share
Non-Vested Balance as of June 30, 2019	802,250	$4.41
Grants	-
Vested	(184,990)
Forfeitures	(331,908)

Non-Vested Balance as of September 30, 2019	285,352	$5.58

Non-Vested Balance as of June 30, 2018	1,627,893	$5.83
Grants	50,000
Vested	(54,989)
Forfeitures	(253,571)

Non-Vested Balance as of September 30, 2018	1,369,333	$5.87

A summary of the Company’s non-vested stock options activity for the nine-months ended September 30, 2019 and 2018 is presented below:

	No. of Options	Weighted Average Exercise Price per Share
Non-Vested Balance as of December 31, 2017	2,049,000	$5.78
Grants	150,000
Vested	(283,602)
Forfeited	(546,065)

Non-Vested Balance as of September 30, 2018	1,369,333	$5.87
Grants	160,000
Vested	-
Forfeited	(665,083)

Non-Vested Balance as of December 31, 2018	864,250	$5.14
Grants	486,000
Vested	(282,941)
Forfeited	(781,957)

Non-Vested Balance as of September 30, 2019	285,352	$5.58

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

A summary of the Company’s restricted stock unit (“RSU”) activity for the three-months ended September 30, 2019 and 2018 is presented below:

	No. of RSUs	Weighted Average Grant Date Fair Value per Share
Non-Vested Balance as of June 30, 2019	1,263,520	$6.02
Grants	94,132
Vested	(94,132)
Forfeitures	(225,470)

Non-Vested Balance as of September 30, 2019	1,038,050	$5.55

Non-Vested Balance as of June 30, 2018	1,919,024	$5.73
Grants	158,529
Vested	(1)
Forfeitures	(273,873)

Non-Vested Balance as of September 30, 2018	1,803,679	$5.37

A summary of the Company’s RSU activity for the nine-months ended September 30, 2019 and 2018 is presented below:

	No. of RSUs	Weighted Average Grant Date Fair Value per Share
Non-Vested Balance as of December 31, 2017	114,713	$4.25
Grants	2,002,983
Vested	(35,144)
Forfeited	(278,873)

Non-Vested Balance as of September 30, 2018	1,803,679	$5.37
Grants	-
Vested	(179,303)
Forfeited	(306,215)

Non-Vested Balance as of December 31, 2018	1,318,161	$6.03
Grants	206,866
Vested	(211,507)
Forfeited	(275,470)

Non-Vested Balance as of September 30, 2019	1,038,050	$5.55

During the three-months ended March 31, 2018, the Company identified an error in the accounting for certain RSU awards granted to employees in 2017. This non-cash error of approximately $500 thousand was determined to be immaterial and recorded as an out-of-period adjustment, primarily to general and administrative expenses in the accompanying Unaudited Consolidated Statement of Operations for the nine-months ended September 30, 2018. The Company utilized the Monte Carlo valuation model to estimate the fair value of these awards, which required the Company to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term, and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of expense could be materially different in the future.

For the three- and nine-months ended September 30, 2019 and 2018, the Company recognized net compensation expense related to RSU awards of $91.6 thousand and $289.3 thousand and $378.2 thousand and $2.0 million, respectively.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

14. Warrants

Warrants

There has been no activity in or with the warrants accounted for as liabilities for the three- and nine-months ended September 30, 2019 and 2018. Following is a summary of the warrants accounted for as liabilities as of and for the nine-months ended September 30, 2019:

	No. of Warrants	Exercise Price per Share	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Balance – December 31, 2017	320,000	$6.25	$6.25	4.50
Grants	-
Exercised	-
Cancellations	-

Balance – September 30, 2018	320,000	$6.25	$6.25	4.00
Grants	-
Exercised	-
Cancellations	-

Balance – December 31, 2018	320,000	$6.25	$6.25	3.50
Grants	-
Exercised	-
Cancellations	-

Balance – September 30, 2019	320,000	$6.25	$6.25	2.75

15. Commitments and Contingencies

Legal

In the normal course of its business, the Company may be involved in various claims, negotiations, and legal actions. As of September 30, 2019, the Company is not aware of any asserted or un-asserted claims, negotiations, and legal actions for which a loss is considered reasonably possible of occurring and would require recognition in the accompanying Unaudited Consolidated Financial Statements.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

Litigation

Securities Complaint

On February 17, 2017, plaintiff Sandi Roper commenced a purported securities class action against the Company and certain of the Company’s current and former officers and directors in the United States District Court for the District of New Jersey captioned Roper v. SITO Mobile, Ltd., Case No. 2 17-cv-01106-ES-MAH (D.N.J.) (the “Securities Complaint”). On May 8, 2017, Red Oak Fund, LP, Red Oak Long Fund LP, Red Oak Institutional Founders Long Fund, LP and Pinnacle Opportunities Fund, LP (collectively, “Red Oak”) were appointed lead plaintiffs in this class action. On June 22, 2017, Red Oak filed an amended complaint, purporting to represent a class of stockholders who purchased SITO’s common stock between August 15, 2016 and January 2, 2017 (the “Class Period”). On January 30, 2019, the United States District Court for the District of New Jersey dismissed without prejudice all causes of action with the exception of claims against a former officer, a former officer/director, and the Company, arising out of statements made from November 2016 to January 2017 regarding media placement revenues. The remaining claims were brought under section 10(b) of the Securities Exchange Act and SEC Rule 10b-5 promulgated thereunder, and sought to hold the executives responsible as controlling persons. The amended complaint sought unspecified damages. The parties participated in mediation on April 30, 2019. As a result of the mediation, discussions, and negotiations taking place thereafter, plaintiffs and defendants agreed to settle the matter for payment of one million two hundred fifty thousand dollars ($1.25 million). By a document dated July 31, 2019, the parties executed a stipulation that reflected the settlement. On August 6, lead plaintiffs moved for approval of the proposed settlement, which is covered by insurance in its entirety. The settlement is subject to court approval, which motion is pending and scheduled for a final approval hearing on April 21, 2020.

Ashford Complaint

In November 2017, the Company received a complaint filed by Fort Ashford Funds, LLC (“Ashford”) in the Superior Court of the State of California, Orange County (the “Ashford Complaint”). The Ashford Complaint claimed that the Company issued certain warrants to Panzarella Consulting, LLC and Patrick Panzarella (together “Panzarella”) giving them the option to purchase, in the aggregate, five million (5 million) shares of the Company’s common stock at a price of fifty cents ($0.50 dollar) per share. Through a series of purported transfers, the warrants were allegedly transferred to Ashford, which sought to exercise such purported warrants or to obtain damages. However, the Company made a thorough inquiry into these matters; it appears that certain warrants may have been issued in 2005, but such warrants expired in 2015. Further, Ashford failed to provide any evidence of the right of Ashford (and its assignor Anthony Macaluso) to exercise such warrants. The Company asserted a number of affirmative defenses to the claim in its answer, and through discovery. On May 24, 2019, the Company filed a motion for summary judgment. The Court heard the motion on August 8, 2019 and entered an order granting the motion to dismiss all of Ashford’s claims with prejudice. The Company submitted a judgment to the Court for execution and entry, which the Court received on August 19, 2019. Ashford had 60 days from entry of the judgment to file a notice of appeal. The Company did not receive notice of an Ashford appeal and, therefore, the Company filed an acknowledgment of satisfaction of judgment on November 8, 2019.

Leff Complaint

On June 5, 2019, a complaint for, inter alia, breach of written contract and failure to pay wages due was filed in the Superior Court of the State of California, County of Los Angeles, on behalf of Allison Leff as plaintiff against SITO Mobile Solutions, Inc. as defendant. The Leff Complaint alleges the failure to pay commissions allegedly due, plus interest, attorney’s fees and costs. On October 23, 2019, the Company and Ms. Leff entered into a mutual release and settlement agreement whereby the Company paid Ms. Leff $8.5 thousand in full satisfaction of all claims alleged.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

Clearcode Complaint

On June 20, 2019, Clearcode S.A. (formerly, Digimedia, Sp. z o.o.), as plaintiff, filed an action in the Supreme Court of the State of New York, County of New York against the Company, as defendant, for failure to remunerate Clearcode for services performed under a software development services agreement entered into by the parties in June 2016. Clearcode seeks damages for services performed plus expenses. The Company is in discussions with Clearcode to settle this matter, the services portion of which is included in the accompanying Unaudited Consolidated Statement of Operations as of September 30, 2019. The Company contests the value of the services provided given that the platform developed by Clearcode did not function as designed and which project was abandoned by the Company. Additionally, the Company contests the amount of expenses being sought and will vigorously defend itself against the action brought against it.

Rubicon Complaint

On September 9, 2019, The Rubicon Project, Inc. (“Rubicon”) filed Case No. 19SMCV01503 against SITO Mobile, Ltd. in the Superior Court of the State of California, County of Los Angeles alleging breach of contract, based on an outstanding amount for platform access and services rendered. The amount sought by Rubicon is approximately $588 thousand, which amount is included in the accompanying Unaudited Consolidated Statement of Operations, plus one and one-half percent (1.5%) per month on each of the unpaid invoices comprising the alleged balance claimed. The Company has reached a settlement in terms with Rubicon, which settlement discussions are on-going. The Company is confident that it will eventually be able to finalize its settlement with Rubicon and avoid protracted litigation.

Smaato Complaint.

On October 17, 2019, Smaato, Inc. (“Smaato”) filed Case No. 19-cv-05480-KAW in the United States District Court, Northern District of California alleging SITO Mobile, Ltd. of a breach of contract, based on an outstanding amount owed for media bidding services provided. The amount sought by Smaato is approximately $799 thousand, which amount is included in the accompanying Unaudited Consolidated Statement of Operations, plus eighteen percent (18%) interest accruing from April 1, 2019 (i.e., the date of the alleged default). SITO has successfully reached a settlement agreement with Smaato consisting of a monthly payment plan for the full amount sans interest, which payment plan expires in July 2021. On February 6, 2020, a stipulation for dismissal was granted by the Court, dismissing Smaato’s complaint with prejudice.

Mobile Marketing Association, Inc.

On November 6, 2019, Mobile Marketing Association, Inc. (“MMA”) filed a summons with notice with the Supreme Court of New York, County of New York requiring SITO Mobile, Ltd. to appear within thirty (30) days of the summons and respond to MMA’s claim that SITO has breached its contract with the trade association by not paying its membership dues. MMA is seeking $471 thousand representing the balance of unpaid and not yet owed quarterly dues for a two-year membership ending January 14, 2021 plus a $10 thousand event fee. The Company has accrued $143 thousand, which amount is included in the Unaudited Consolidated Financial Statements, representing the quarterly dues owed for membership in the trade association through September 30, 2019. On January 2, 2020, MMA filed a notice of motion for default judgment against SITO seeking a demand judgment for the full amount of membership through January 2021 against which the Company intends to defend itself vigorously.

Aviron Pictures, LLC

On October 7, 2019, the Company filed a complaint for judgment against Aviron Pictures LLC (“Aviron”) for payment of the Company’s $10.42 million account receivable due from Aviron. On December 13, 2019, Aviron filed a counterclaim against the Company seeking damages on a number of grounds. The Company believes that Aviron’s counterclaim is completely without merit. The Company has and continues attempts to reach a reasonable resolution of the matter with Aviron, which efforts, to date, have not been successful. For further discussion, refer to the Accounts Receivable, net footnote disclosure included herein.

SITO MOBILE, LTD.

Notes to Unaudited Consolidated Financial Statements

Litigation - Conclusion

The Company intends to defend itself vigorously against the purported allegations contained in each of the legal actions described. The Company believes each of the foregoing claims to be without merit or better resolved between the parties, but at this time is unable to provide any assurances as to the ultimate outcome of the actions that are on-going. The Company cannot estimate the timing when the initiated matters may be brought to conclusion or state with certainty that it will not incur any losses relating to these actions.

* * * * *

As aforementioned, from time to time, the Company may be involved in litigation that routinely arises in the ordinary course of business. Other than the aforementioned on-going matters, there are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the Company’s financial statements and the related notes thereto included elsewhere herein. Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to, those noted under “Risk Factors” of the reports filed with the Securities and Exchange Commission. No obligation is undertaken to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

Overview

The Company harnesses its proprietary location-based marketing intelligence platform to provide advertisement delivery, measurement and attribution services (“Ad Placement”) and consumer insights (“Insights”) to brands, advertising agencies, out-of-home advertisers, media companies, and non-media companies that utilize consumer insights for strategic decision-making purposes. The Company’s products, fueled by robust locational data, allow marketers and executive decision makers to understand better the movement and behaviors of consumers. For SITO’s marketing-based customers, data is used to run highly targeted media campaigns through Ad Placement platforms. The majority of the Company’s revenue comes from Ad Placement services, which typically include a market analysis, the delivery of advertisements and the production of measurement and attribution reports that highlight the effectiveness of the campaign.

By identifying and reaching its customers’ most likely consumers with digital customized product offerings, SITO customers can more efficiently and effectively run marketing campaigns, thereby increasing sales and reducing wasted marketing expenditures associated with traditional approaches.

SITO’s Principal Products and Services

Ad Placement

SITO delivers advertisements, on behalf of its customers, to highly targeted audiences of consumers in a privacy compliant manner. The majority of SITO’s revenue comes from the placement of advertisements embedded in applications (including web browsers) on users’ mobile devices. The type of advertisement delivered will vary depending on the campaign and available inventory, typically including display, native, video and rich media. In addition to its mobile advertisement placement capabilities, SITO delivers advertisements across television, desktop, social media and digital out-of-home platforms.

The Company produces measurement and attribution reports that highlight the effectiveness of its customers’ advertising campaigns. Its measurement reports, which provide customers with key performance indicators (“KPIs”) of the advertising campaign, are typically provided during or at the conclusion of a campaign. KPIs include, but are not limited to, the number of impressions delivered, consumer click-through rates, video completion rates, and rich-media engagements. The attribution reports further highlight the impact the campaign has on the consumer receiving the advertisement. These reports are outlined below under “Measurement and Attribution Products”.

Revenue from the delivery of advertisements is based on the same key media metrics as Internet advertising, which are the number of audience impressions and the cost per thousand impressions (“CPM”) to reach that audience. SITO’s measurement and attribution reports are considered premium products and typically add to its advertisement delivery revenue. These reports will be added to the delivery CPM or sold individually on a per report basis.

The Company employs sales staff across several regions along with its account management team to sell and manage SITO’s products. The regional nature of these employees allows us to maintain a presence in key advertising and technology hubs in the United States, including New York/New Jersey, Seattle, and San Francisco. The sales force and account management team are trained to sell the SITO’s products and are experts in delivering relevant measurement and attribution reports to customers.

Advertisement Delivery Methods:

●

Behavioral Targeting –

The targeting of a customer’s existing or potential consumers based on previous locations visited, demographics, consumer relationship management (“CRM”) data, purchase history, and interests.

●	Proximity Targeting – In real time, SITO delivers advertisements to consumers’ mobile devices to drive consumers in-store from any distance.

●	In-Store Targeting - The delivery of advertisements at the point of purchase when the consumer is potentially making a purchase decision.

●	Geo-Conquesting – While customers’ existing consumers are in SITO’s competitors’ locations, SITO delivers advertisements to influence purchase decisions.

●	Retargeting – The continued engagement with a customer’s existing or potential consumers with multiple touchpoints, based on interactions with previous ad impressions.

●	Cross-Device Audience Targeting – SITO unifies and amplifies a customer’s audience for existing and prospective consumers by reaching consumers on their desktops and mobile devices.

Measurement and Attribution Products:

●

Location, Audience and Behavior Sciences (“LABS”) –

LABS reports provide a transparent, in-depth analysis of a customer’s audience, breaking down location, purchase, and demographic data against multiple control groups for a selected targeted audiences in real time.

●

Real-time Verified Walk-In (VWI) –

SITO provides a built in-house platform working in tandem with a data management platform (“DMP”) and demand side platform (“DSP”) that offers real-time, closed-loop attribution identifying devices that have been used to interact with an advertisement on any advertising medium and that have been carried into a physical location.

●	Purchase Science Reports – Provides transaction data to make marketing campaigns more relevant and measurable.

Insights

SITO’s Insights products allow marketers and executive decision makers to understand better the movement and behavior of their audience of existing and prospective consumers. Through SITO’s Consumer Behavior and Location Sciences™, the Company explores the movement and behavior of consumers and present information and actionable insights for the executives and strategic decision makers of customers, who are looking to understand and influence consumer behaviors.

The following four categories summarize SITO’s Insights offering:

●

Enrichment –

SITO refines its customers’ consumer data, seeking to identify new actionable insights. Customers can visualize any dataset to learn about real-time and historical location and behavior patterns through access to SITO’s data. By ingesting and enriching customer’s data across various platforms and datasets, customers can better understand their audience of existing and potential consumers in real-time and through one platform, showing how media, content and business decisions are influencing real-world consumer behavior.

●

Research –

SITO provides data visualization that offers deep insights and reports on any audience, location or prospective consumer profile while using de-identification techniques such as pseudonymous identifiers associated with mobile devices to help safeguard privacy. These detailed and anonymous data visualizations show what type of interests, demographics, locations, and purchases define a customer’s audience of current or potential consumers, allowing them to better understand who and where to target. Research includes SITO’s LABS products, which are custom audience insights provided in real-time. These customized research reports allow customers to investigate aggregate consumer visitation trends, journey data, and behavioral data, and compare such trends and data against customized control groups and consumer averages, which enables customers to make more informed business decisions and reduce ineffective marketing expenditures.

●

Audience –

SITO’s proprietary data segments built and customized to fit customers’ measurement and media needs. SITO segments device-based data points by grouping them according to locations visited, frequency of visits, demographics and other behaviors in order to properly target and plan for media campaigns. SITO also models and creates audiences based on the attributes of populations of current and prospective consumers, which in turn, is based on CRM data, location visits, or visits from digital properties.

●

Measurement & Attribution –

SITO provides real-time attribution and visualization to measure in-store foot traffic, behavior and purchases of any audience, even if the Company did not deliver the advertisement. SITO also allows its customers to observe real-time store traffic and purchases to trigger promotions and real-time optimizations to increase media performance based on real world KPIs, which frequently leads to increased return on investment for advertising expenditures and incremental sales for its customers. SITO’s VWI and Purchase Science Reports are sold separately from advertisement delivery under its Insights Products.

The Industry

According to industry reports including surveys and reports from Emarketer, International Data Corporation (IDC), and WARC, U.S. mobile advertising expenditures were approximately $76 billion in 2018, and such expenditures are expected to continue to grow at an annual double-digit rate through 2022. It is believed that this growth is largely being driven by growth in mobile internet usage and the mobile advertising industry’s ability to measure effectively campaigns, which allows marketers to see that they are receiving an attractive return on investment for their advertising expenditures.

According to these industry reports, the average mobile Internet user spent three hours and thirty-seven minutes per day in 2018 on the mobile Internet, an increase of 9% over 2016. This growth is expected to continue at an annual rate of more than 2% through 2020. Adults spend more time online and on mobile devices than on any other form of media, including television.

The global market for large data sets and business analytics is estimated to reach $260 billion by 2022, reflecting an annual growth rate of nearly 12% from 2018. Additionally, an industry survey in October 2017 indicated that spending on data would be a prime area of focus for brands and advertising agencies in the coming years. Of those agencies and brands surveyed, 59% of agencies and 55% of brands said accumulating consumer data will be an important area for their business. Given the growth potential of the marketplace, the focus on data from SITO’s core customers and its attractive product offering, the Company expects to be able to grow its Insights revenue going forward, although no assurances can be given in this regard.

Competition

The mobile media and data communications market for products and services is competitive with the rapid growth and adoption of mobile data services, along with the increased demand for mobile marketing and advertising solutions. It is expected that new market entrants, existing competitors and non-traditional participants will introduce new products and services that compete with the Company’s products. Additionally, the Company faces the risk that its customers may seek to develop in-house products as an alternative to those currently provided by SITO.

Competition varies across SITO’s different product lines. For advertisement delivery, measurement and attribution, and insights, the Company will typically face different competitors, with some competitors overlapping into multiple product lines. Companies such as ArcGIS, CARTO, Cuebiq, Facebook, Foursquare, Google, GroundTruth, Mapbox, NinthDecimal, Placed (part of SNAP), PlaceIQ, ThinkNear and Verve, among others, compete with SITO in one or more of its product or service offerings.

Business Seasonality

Revenue, cash flow from operations, earnings, operating results, and other key operating and financial measures may vary from quarter to quarter due to the seasonal nature of clients’ advertising expenditures. For example, many purchasers of advertising devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. The Company’s revenue, cash flow from operations, earnings, operating results, and other key operating and financial measures may potentially fluctuate, based on seasonal factors from period to period. Although there has not been significant cyclical fluctuation historically experienced, the Company is aware that such fluctuations could occur in the future.

Working Capital Requirements

The majority of revenue is generated from the sale of Ad Placement products. While attempts to coordinate collections from customers (brands, advertising agencies, out-of-home advertisers, and other non-media companies) to fund payment obligations to the Company’s sellers (ad exchanges, ad networks and publishers), the Company will typically purchase and pay for ad inventory before receiving payment from customers. It is believed that competitive pressure in the digital advertising industry has allowed customers to slow the timing of their payments to SITO. As a result of these dynamics, the Company’s cash flow may be adversely affected, as it will likely continue to use working capital to fund accounts payable pending collection from customers. This may result in additional cash expenditures and cause the Company to forego or defer other more productive uses of its working capital. In addition, there can be no assurances that the Company will not experience bad debts in the future. Any such write-offs for bad debt may have a materially adverse effect on the results of operations for the periods in which such write-offs occur.

Certain Agreements

Business agreements consist primarily of customer agreements and inventory purchase agreements. Customer agreements are typically agreements with agencies that have sales relationships with the end users of the media content, service application, or data transactions. These agreements typically involve a division of fees received between the brand owner and SITO or are a fixed fee per transaction arrangement. Inventory purchase agreements are vendor relationships from which space is purchased to deliver transacted media content.

For the three-months ended September 30, 2019, the Company derived approximately $1.8 million or 64.1% of total revenue from three customers and for the three-months ended September 30, 2018, no one customer accounted for a significant amount of total revenue.

For the nine-months ended September 30, 2019, the Company derived approximately $10.4 million or 41.5% of total revenue from one customer and for the nine-months ended September 30, 2018, the Company derived approximately $5.3 million or 18.5% of total revenue from one customer.

During the nine-months ended September 30, 2019, the Company obtained an approximate $10.4 million contract for media placement services, of which approximately $8.2 million of revenue was recognized during the three-months ended June 30, 2019 and the balance was recognized during the three-months ended March 31, 2019. At contract outset, as is normal and customary, management considered many factors in accepting and contractually committing itself, including the Company’s ability to deliver its contractual performance obligations and the probability of collection of its contractually stipulated compensation, which probability considers the likelihood of and customer’s ability to pay. At the time, nothing came to the Company’s attention that would have altered its assessment at contract initiation that the customer would not uphold its contractual obligation to pay for the services received. On October 7, 2019, the Company filed a complaint for judgment against the customer for payment under the contract. Management believes that it will collect, at a minimum, the full amount of the $10.42 million receivable, but, as the Company is an unsecured creditor, the customer is in multiple ligations concerning corrupt business acts and default under various agreements, and the amount due is in litigation, management established a provision against uncollectability for the full amount owed of $10.42 million.

Results of Operations

Results of operations for the three- and nine-months ended September 30, 2019 and 2018

The following table sets forth, for the periods indicated, certain data derived from the Company’s Unaudited Consolidated Statements of Operations (in millions):

	For the Three-months ended September 30,				For the Nine-months ended September 30,
	2019	2018	Change ($)	Change (%)	2019	2018	Change ($)	Change (%)
Revenue, total	$2.8	$9.1	$(6.3)	(69)%	$25.1	$28.6	$(3.5)	(12)%
Cost of revenue	2.4	4.7	(2.3)	(49)%	17.4	15.8	1.6	10%

Gross profit	0.4	4.4	(4.0)	(91)%	7.7	12.8	(5.1)	(40)%

Sales and marketing	2.2	4.9	(2.7)	(55)%	9.6	15.6	(6.0)	(38)%
General and administrative	12.0	4.4	7.6	173%	18.0	13.8	4.2	30%
Depreciation and amortization	0.1	0.1	-	-	0.5	0.5	-	-
Loss on impairment of goodwill	6.4	-	6.4	100%	6.4	-	6.4	100%
Loss on impairment of long-lived assets	-	-	-	-	2.1	-	2.1	100%
Abandonment of property and equipment	0.1	-	0.1	100%	0.1	-	0.1	100%

Loss from operations	(20.4)	(5.0)	(15.4)	308%	(29.0)	(17.1)	(11.9)	70%

(Loss) gain on revaluation of warrant liability	-	0.2	(0.2)	(100)%	-	1.2	(1.2)	(100)%
Other (loss) income	-	-	-	-	-	0.1	(0.1)	(100)%
Interest (expense) income, net	(1.3)	-	(1.3)	(100)%	(1.3)	-	(1.3)	(100)%

Loss before income taxes	$(21.7)	$(4.8)	$(16.9)	352%	$(30.3)	$(15.8)	$(14.5)	92%

The following table sets forth, for the periods indicated, the percentage of revenue represented by certain items reflected in the Unaudited Consolidated Statements of Operations:

	For the Three-months ended September 30,		For the Nine-months ended September 30,
	2019	2018	2019	2018
Revenue, total	100%	100%	100%	100%
Cost of revenue	86%	52%	69%	55%

Gross profit	14%	48%	31%	45%

Sales and marketing	79%	54%	38%	55%
General and administrative	429%	48%	72%	48%
Depreciation and amortization	4%	1%	2%	2%
Loss on impairment of goodwill	229%	-	25%	-
Loss on impairment of long-lived assets	-	-	8%	-
Abandonment of property and equipment	4%	-	-	-

Loss from operations	(731)%	(55)%	(114)%	(60)%

(Loss) gain on revaluation of warrant liability	-	2%	-	4%
Other (loss) income	-	-	-	-
Interest (expense) income, net	(46)%	-	(5)%	-

Loss before income taxes	(777)%	(53)%	(119)%	(56)%

Earnings

The Company reported a loss from operations for the three-months ended September 30, 2019 of approximately $20.4 million compared to a loss from operations for the three-months ended September 30, 2018 of approximately $5 million, representing an increase in the loss of operations of approximately $15.4 million. The increase in the loss from operations between periods is primarily attributable to the provision for the account receivable due from Aviron Pictures LLC (“Aviron”) (the “Aviron Receivable”) in the amount of $10.4 million and the impairment of goodwill in the amount of $6.4 million, which is associated with subsidiaries that are no longer generating operating revenues and whose assets have been absorbed by the Parent. The increase in the loss from operations is offset by continued efforts by management to stream-line operations, reduce costs where possible, and restructure the organization to maximize its potential, which savings of $2.7 million and $2.8 million can be observed in reductions to sales and marketing and general and administrative expenses, before the provision of the Aviron Receivable, respectively.

Revenues decreased approximately $6.3 million or 69% due to the realignment of revenue verticals. The cost of revenue decreased $2.3 million or 49% due to the same realignment offset by higher unit costs attributable to less volume. Sales and marketing expense decreased $2.7 million or 55%, which decrease is primarily attributable to the sales realignment resulting in lower sales commissions incurred. General and administrative costs increased $7.6 million or 173% from the previous year due primarily to the provision recognized against collectability of the Aviron Receivable, which if not provided for, would have resulted in a decrease to general and administrative expenses of $2.8 million or 64% due to multiple factors including management’s restructuring and reorganization efforts.

The Company reported a net loss of $0.85 per share for the three-months ended September 30, 2019, based on 25,641,812 weighted average shares outstanding, as compared to a net loss of $0.20 per share for the three-months ended September 30, 2018, based on 25,374,545 weighted average shares outstanding. The aforementioned loss per share for the three-months ended September 30, 2019, based on the Company’s Unaudited Consolidated Financial Statements prepared in accordance with US GAAP, includes certain non-recurring, non-cash items consisting of a $10.4 million provision for the uncollectability of the Aviron Receivable that the Company is seeking to collect through litigation, an impairment of goodwill of $6.4 million, and a $0.1 million loss on abandonment of property and equipment. The reported $0.85 loss per share, computed in accordance with US GAAP, for the three-months ended September 30, 2019 would be $0.19 per share before inclusion of the identified non-recurring items compared to the $0.20 loss per share for the three-months ended September 30, 2018.

The Company reported a loss from operations for the nine-months ended September 30, 2019 of approximately $29 million compared to a loss from operations for the nine-months ended September 30, 2018 of approximately $17.1 million, representing an increase in the loss from operations of $11.9 million. The cost of revenue increased $1.6 million or 10% due to higher ad costs for the Aviron pictures ad campaign and reduced ad purchasing volumes attributable to the realignment of revenue verticals. The cost of sales and marketing decreased $6.0 million or 38% compared to the previous year and general and administrative costs increased $4.2 million or 30% from the previous year due, which changes are primarily due to the Company’s restructuring efforts, including significant reductions in headcount offset by the $10.4 million provision for uncollectability of the Aviron Receivable.

The Company reported a net loss of $1.18 per share for the nine-months ended September 30, 2019, based on 25,610,015 weighted average shares outstanding, as compared to a net loss of $0.65 dollar per share for the nine-months ended September 30, 2018, based on 24,748,556 weighted average shares outstanding. The aforementioned loss per share for the nine-months ended September 30, 2019, based on the Company’s Unaudited Consolidated Financial Statements prepared in accordance with US GAAP, includes the $16.9 million net non-recurring, non-cash items as discussed above in the explanation of the three-months ended September 30, 2019 plus a $1.9 million impairment of capitalized software development costs and a $0.2 million impairment of customer relationships. The reported $1.18 loss per share, computed in accordance with US GAAP, for the nine-months ended September 30, 2019 would be $0.44 per share before inclusion of the identified non-recurring items compared to the $0.65 loss per share for the nine-months ended September 30, 2018.

Reconciliation of Loss per Share per US GAAP to Loss per Share before non-recurring items

During the three- and nine-months ended September 30, 2019, the Company established a provision of approximately $10.4 million against its receivable due from Aviron. Due to the Company pursuing collection of the amount owed through litigation, the customer being involved in multiple lawsuits for non-payment to employees, vendors and production companies, and a major creditor suing for default and fraud by Aviron under its financing agreements, management established a reserve for the full amount of the receivable and withheld billing for a contractual bonus of $2 million to which it believes it is entitled. The reserve is unusual in terms of operational trends and the normal allowance for doubtful accounts maintained by the Company. As such is outside the Company’s historical experience with any customer throughout its history, the amount is included below as a non-recurring item.

The Company recognized an impairment of goodwill of $6.4 million during the three- and nine-months and an impairment of long-lived assets of $2.1 million during the nine-months ended September 30, 2019. The losses on impairment are included in the loss from operations of $20.5 million and $28.9 million for the three- and nine-months ended September 30, 2019, respectively, as stated in the Unaudited Consolidated Statements of Operations. The impairment of long-lived assets is comprised of two items consisting of an impairment of capitalized software development costs of approximately $1.9 million and an impairment of customer relationships of approximately $0.2 million. The impairments represent non-recurring, non-cash items.

During the three- and nine-months ended September 30, 2018, the Company did not recognize any non-recurring items.

Following is a reconciliation of the amounts of net loss from operations recognized and presented on the Unaudited Consolidated Statements of Operations and the resulting loss per share, in accordance with US GAAP to the amount of loss from operations and loss per share attributable to and before the effect of the recognized non-recurring items:

	For the Three-months ended		For the Nine-months ended
	September 30,		September 30,
	2019	2018	2019	2018
As reported on the Statement of Operations, in accordance with US GAAP:
Loss from operations	$(20.5)	$(5.2)	$(28.9)	$(17.2)
Add-back (deduct):
Aviron Pictures LLC - bad debt reserve	10.4	-	10.4	-
Loss on impairment - goodwill	6.4	-	6.4	-
Loss on impairment - capitalized software development costs	-	-	1.9	-
Loss on impairment - customer relationships	-	-	0.2	-
Abandonment of property and equipment	0.1	-	0.1	-

Non-recurring items	16.9	-	19.0	-

Loss from operations before non-recurring items	(3.6)	(5.2)	(9.9)	(17.2)

Other (expense) income	(1.3)	0.2	(1.4)	1.3
Income tax expense	-	-	-	(0.1)

Net loss before non-recurring items	$(4.9)	$(5.0)	$(11.3)	$(16.0)

As reported on the Statement of Operations, in accordance with US GAAP:
Basic and diluted net (loss) per share	$(0.85)	$(0.20)	$(1.18)	$(0.65)
Less:
Basic and diluted net (loss) per share, attributable to non-recurring items	0.66	-	0.74	-

Basic and diluted net (loss) per share before non-recurring items	$(0.19)	$(0.20)	$(0.44)	$(0.65)

Basic and diluted weighted average shares outstanding	25,641,812	25,374,545	25,610,015	24,748,556

For further discussion of these nonrecurring items, consider the Goodwill, Capitalized Software Development Costs, net, Accounts Receivable, net, Other Intangible Assets, net, and Property and Equipment, net footnote disclosures included in the Company’s Unaudited Consolidated Financial Statements prepared in accordance with US GAAP.

Revenue and Cost of Revenue

During the three-months ended September 30, 2019, revenue decreased $6.3 million or 69% to $2.8 million as compared to $9.1 million for the three-months ended September 30, 2018. The decrease is due to a change in product lines that is a component of management’s revenue vertical realignment. Additionally, management significantly reduced the workforce including sales personnel that were not performing at optimal expectation and started to transition away from ad agencies to direct customer sales, which are expected to provide better margins in the future.

The cost of revenue, which represents the costs primarily associated with media placement revenues, decreased $2.3 million or 49% to $2.4 million for the three-months ended September 30, 2019 compared to $4.7 million for the three-months ended September 30, 2018. As a percentage of sales, cost of revenue has increased from 52% for the three-months ended September 30, 2018 to 86% for the three-months ended September 30, 2019, due to motion picture advertising campaigns that generally generate higher revenues at lower margins, the costs of acquiring new customers as the Company continues to diversify its customer base and realign revenue verticals, including entering into contracts with larger customers.

The cost of revenue, which represents costs primarily associated with media placement revenues, increased $1.6 million or 10% to $17.4 million for the nine-months ended September 30, 2019, compared to $15.8 million for the nine-months ended September 30, 2018. Cost of revenue as a percentage of revenue has increased from 55% to 69% for the nine-months ended September 30, 2018 and 2019, respectively, due to lower margins on television media contracts and movie advertising and the costs of acquiring new customers as the Company continues to diversify its customer base and realign revenue verticals, including entering into business with larger customers.

For the three-months ended September 30, 2019, the Company derived approximately $1.8 million or 64.1% of total revenue from three customers and for the three-months ended September 30, 2018, no one customer accounted for a significant amount of total revenue.

For the nine-months ended September 30, 2019, the Company derived approximately $10.4 million or 41.5% of total revenue from one customer and for the nine-months ended September 30, 2018, the Company derived approximately $5.3 million or 18.5% of total revenue from one customer.

Expenses

Sales and marketing expense decreased $2.7 million or 55% to $2.2 million for the three-months ended September 30, 2019. This decrease is due primarily to the restructuring of the direct sales force and customer management personnel. Sales and marketing expense increased as a percentage of revenue from 54% to 79% for the three-months ended September 30, 2018 to 2019, respectively, as management continues to restructure operations, realign the Company’s revenue verticals, which have cost a decrease in volume driving an increase in cost per dollar spent, and invest in the growth of the business.

General and administrative expenses increased $7.6 million or 173% to $12 million for the three-months ended September 30, 2019 compared to $4.4 million for the three-months ended September 30, 2018. The increase in general and administrative expenses was primarily due to the provision against the collectability of the Aviron Receivable of $10.4 million offset by a reduction in headcount and compensation expense for the executive and non-executive teams. If not for the provision against the Aviron Receivable, general and administrative expenses would have decreased $2.8 million or 64%.

Sales and marketing expense decreased $6.0 million or 38% to $9.6 million for the nine-months ended September 30, 2019. This decrease is due primarily to restructuring the direct sales force and customer management personnel. Sales and marketing expense decreased as a percentage of revenue from 55% to 38% for the nine-months ended September 30, 2018 to 2019, respectively, as management continues to restructure operations, realign the Company’s revenue verticals and invest in the growth of the business.

General and administrative expenses increased $4.2 million or 30% to $18 million for the nine-months ended September 30, 2019 compared to $13.8 million for the nine-months ended September 30, 2018. The increase in general and administrative expenses was primarily due to the $10.4 million provision recorded against the collectability of the Aviron Receivable offset by reductions in headcount and compensation expense for the executive and non-executive teams. . If not for the provision against the Aviron Receivable, general and administrative expenses would have decreased $6.2 million or 45%.

Liquidity and Capital Resources

The Company believes that adequate liquidity and cash generation is important to the execution of its strategic initiatives. The ability to fund operations, acquisitions, capital expenditures, and product development efforts may depend on the ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond management’s control. The primary source of liquidity is from the issuance of common stock and debt. During the nine-months ended September 30, 2019, SITO received cash of $2.5 million from the sale of Notes with warrants to accredited investors, which has been used to fund operations.

The following table sets forth, for the periods indicated, selected data reflected in the Company’s Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018 (in millions):

	September 30, 2019 (Unaudited)	December 31, 2018	Change ($)	Change (%)
Cash	$0.3	$2.6	$(2.3)	(88)%
Accounts receivable, net	3.7	10.2	(6.5)	(64)%
Other assets	1.5	10.1	(8.6)	(85)%

Total assets	5.5	22.9	(17.4)	(76)%

Accounts payable	15.0	4.4	10.6	241%
Accrued expenses	1.7	4.6	(2.9)	(63)%
Other liabilities	3.5	0.8	2.7	338%

Total liabilities	$20.2	$9.8	$10.4	106%

At September 30, 2019, the balance of cash was $0.3 million compared to $2.6 million of cash at December 31, 2018. The decrease in available cash is a direct result of the Aviron contract’s impact on cash flow and the change in strategy and restructuring efforts undertaken by management to restructure operations and realign revenue verticals, while maintaining operations.

At September 30, 2019, total assets amounted to $5.5 million as compared to $22.9 million as of December 31, 2018. Accounts receivable, net decreased $6.5 million to $3.7 million during the nine-months ended September 30, 2019. Other assets of $1.5 million decreased by $8.6 million during the nine-months ended September 30, 2019 compared to $10.1 million at December 31, 2018, primarily due to a change in strategic direction enacted by management to pursue alternative technologies, leading to the full impairment of the remaining balances of capitalized software development costs and customer relationships, as well as the full impairment of goodwill related to subsidiaries that are no longer generating revenues on a stand-alone basis. Management believes that the internally developed software and in-process development projects have economic viability, but until a definitive plan for the exploitation of these assets is determined, management considers it prudent to remove the assets from its Unaudited Consolidated Balance Sheets.

At September 30, 2019, the Company had total liabilities of $20.2 million compared to $9.8 million as of December 31, 2018. Accounts payable and accrued expenses increased by a combined $7.7 million from $9.0 million to $16.7 million. The increase in these operating liabilities is a direct result of the Aviron contract’s impact on operations offset by restructuring efforts undertaken by management and the realignment of its revenue verticals to higher volume lower margin business, the cost of obtaining new customers, focusing on obtaining larger customers, and increased legal costs as compared to prior periods.

A summary of cash used in and provided by operating, investing, and financing activities is as follows (in millions):

	For the Nine-months ended September 30,		Change	Change
	2019	2018	($)	(%)
Net cash used in operating activities	$(3.6)	$(13.6)	$10.0	(74)%
Net cash used in investing activities	(1.4)	(0.2)	(1.2)	600%
Net cash provided by financing activities	2.7	14.8	(12.1)	(82)%

Net (decrease) increase in cash and cash equivalents	(2.3)	1.0	(3.3)	(330)%
Cash and cash equivalents - beginning of period	2.6	3.6	(1.0)	(28)%

Cash and cash equivalents - end of period	$0.3	$4.6	$(4.3)	(93)%

Net cash used in operating activities

Net cash used in operating activities for the nine-months ended September 30, 2019 was $3.6 million compared to $13.6 million used for the corresponding period of 2018. The decrease of approximately $10 million in net operating cash flows was due to the non-collection of the Aviron Receivable and the Company’s initiatives as previously discussed.

Net cash used in investing activities

Net cash used in investing activities was $1.4 million for the nine-months ended September 30, 2019 compared to $0.2 million used in the corresponding period of 2018. The decrease of $1.2 million is due primarily to capitalized software development costs, which efforts have been placed in abeyance, pending a determination by management on the cost-benefit relationship of internally developing, improving, and maintaining these assets versus employing third-party platforms.

Net cash provided by financing activities

Net cash provided by financing activities was $2.7 million for the nine-months ended September 30, 2019 compared to $14.8 million in the corresponding period of 2018. The decrease of approximately $12.1 million is primarily attributable to a stock offering in 2018 providing net proceeds of $13.7 million that was not repeated in 2019, offset by $2.5 million of proceeds received from the sale of Notes and associated warrants in 2019 plus a $0.3 million promissory note sold to MediaJel.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and internal control over financial reporting as of the end of the period covered by this quarterly report on Form 10-Q.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in its reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers as appropriate, to allow timely decisions regarding required disclosures. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act.

Based upon that evaluation, management, including the principal executive and financial officers, concluded that, due to the material weakness described below, the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Notwithstanding the existence of the material weaknesses described below, management believes that the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and the results of operations and cash flows for the period ended on the Evaluation Date, in conformity with Generally Accepted Accounting Principles in the United States of America (“US GAAP”).

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP and includes those policies and procedures that:

a)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

b)	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with US GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of its management and directors; and

c)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that may have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness management identified relates to an insufficient complement of finance and accounting resources within the organization to ensure the proper application of US GAAP with respect to the Company’s complex non-routine transactions. This material weakness was in part attributable to high turnover with respect to the Board, Company management, including the chief financial officer, and the accounting staff over the last two years. Specifically, in 2018 the Company determined that (1) its controls over complex non-routine transactions were not designed to capture all non-routine activities and (2) that controls were not designed to ensure that complex non-routine transactions are adequately analyzed and accounted for in accordance with US GAAP. During 2018, the Company did not enter into the types of transactions that meet the description above. However, the Company has assessed its finance team’s capabilities and related resources and has concluded that it needs to expand the functionality and overall head count of the finance and accounting team.

Remedial Actions

The Company plans to address the material weakness identified as follows:

●	When capable, augmentation of the finance and accounting staff with additional personnel and evaluation of personnel in all key finance and accounting positions. Specifically, the Company has an offer of employment outstanding to an individual whom it considers a qualified and experienced candidate to fulfill the chief financial officer position. On August 14, 2019, the offer was accepted following the resignation of the prior chief financial officer on August 12, 2019. Additionally, the Company previously engaged a third-party CPA contractor with the appropriate accounting and finance expertise to oversee its record-keeping and financial reporting process, who continues to support the Company’s efforts.

●	In January 2019, the Company commenced the documentation of key policies and internal control procedures for significant accounting areas with an emphasis on implementing additional procedures to identify and properly account for complex non-routine transactions. This process is being overseen by the third-party contractor, who is coordinating the effort with the chief financial officer candidate.

Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or modify the remediation plan described above. Management cannot provide assurance, however, when it will remediate such weakness, nor can it be certain of whether additional actions will be required or the costs associated with any such actions.

Attestation report of the registered public accounting firm

This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its independent registered public accounting firm pursuant to the rules of the SEC.

Changes in Internal Control over Financial Reporting

No change in the Company’s system of internal control over financial reporting occurred during the three- and nine-months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

See the Litigation footnote disclosure in the notes to the Unaudited Consolidated Financial Statements, in this Form 10-Q.

Item 1A – Risk Factors

The Annual Report on Form 10-K for the fiscal year-ended December 31, 2018, Part I – Item 1A, Risk Factors, describes important risk factors that could cause the Company’s business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. There have been no material changes during the period covered by this quarterly report on Form 10-Q to the risk factors previously disclosed under Part I – Item 1A, Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

SITO Mobile, Ltd.

Date: February 10, 2020	By:	/s/ Jonathan Bond
Jonathan Bond Director
(Chairperson, Board of Directors)